Form 10-Q
period 2020-09-30
Barings Capital Investment Corp
filed 2020-11-09
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 814-00733
______________________________________________________________________
Barings Capital Investment Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	85-06454007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	None	None
________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock on November 9, 2020 was 4,976,474.

Barings Capital Investment Corporation
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheet

September 30, 2020
(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $90,455,842)	$92,078,602
Short-term investments (cost of $47,355,684)	47,354,245
Total investments at fair value	139,432,847
Cash	226,992
Foreign currencies (cost of $2,619,140)	2,639,532
Interest and fees receivable	702,797
Prepaid expenses and other assets	785,618
Deferred financing fees	1,104,679
Receivable from unsettled transactions	5,208,518
Total assets	$150,100,983
Liabilities:
Accounts payable and accrued liabilities	$174,585
Interest payable	13,002
Derivative liability	164,616
Base management fees payable	32,077
Incentive fees payable	22,212
Payable from unsettled transactions	8,967,807
Borrowings under subscription facility	38,776,351
Total liabilities	48,150,650
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 4,976,474 shares issued and outstanding as of September 30, 2020)	4,976
Additional paid-in capital	99,995,024
Total distributable earnings	1,950,333
Total net assets	101,950,333
Total liabilities and net assets	$150,100,983
Net asset value per share	$20.49
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Operations

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$804,162
Short-term investments	13,498
Total interest income	817,660
Fee and other income:
Non-Control / Non-Affiliate investments	42,164
Total fee and other income	42,164
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	85,956
Total payment-in-kind interest income	85,956
Total investment income	945,780
Operating expenses:
Interest and other financing fees	37,685
Base management fee (Note 2)	32,077
Incentive fee (Note 2)	22,212
Offering costs	68,325
Professional fees	215,356
Directors fees	45,000
Custody and administrative fees	55,146
Other general and administrative expenses (Note 2)	33,596
Total operating expenses	509,397
Net investment income	436,383
Realized and unrealized gains (losses) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	314,362
Net realized gains on investments	314,362
Foreign currency transactions	(242,156)
Net realized gains	72,206
Net unrealized appreciation:
Non-Control / Non-Affiliate investments	1,621,321
Net unrealized appreciation on investments	1,621,321
Foreign currency transactions	101,319
Net unrealized appreciation .	1,722,640
Net realized gains and unrealized appreciation on investments and foreign currency transactions	1,794,846
Net increase in net assets resulting from operations	$2,231,229
Net investment income per share—basic and diluted	$0.11
Net increase in net assets resulting from operations per share—basic and diluted	$0.55
Weighted average shares outstanding—basic and diluted	4,078,752
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Changes in Net Assets

For the period from July 13, 2020 (commencement of operations) to September 30, 2020	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
	Number of Shares	Par Value
Balance, July 13, 2020(1)	—	$—	$—	$(280,896)	$(280,896)
Net investment income	—	—	—	436,383	436,383
Stock-based compensation	—	—	—	—	—
Net realized appreciation on investments / foreign currency transactions	—	—	—	72,206	72,206
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	1,722,640	1,722,640
Issuance of common stock	4,976,474	4,976	99,995,024	—	100,000,000
Balance, September 30, 2020	4,976,474	$4,976	$99,995,024	$1,950,333	$101,950,333

(1)The beginning balance of $(280,896) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,231,229
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(95,974,340)
Repayments received / sales of portfolio investments	8,916,129
Purchases of short-term investments	(129,309,981)
Sales of short-term investments	81,950,000
Loan origination and other fees received	827,455
Net realized gain on investments	(314,362)
Net realized loss on foreign currency transactions	242,156
Net unrealized appreciation of investments	(1,621,321)
Net unrealized appreciation of foreign currency transactions	(101,319)
Payment-in-kind interest accrued, net of payments received	(85,956)
Amortization of deferred financing fees	15,321
Amortization of offering costs	68,325
Accretion of loan origination and other fees	(4,319)
Amortization / accretion of purchased loan premium / discount	(142,818)
Changes in operating assets and liabilities:
Interest and fees receivables	(838,607)
Prepaid expenses and other assets	(120,542)
Accounts payable and accrued liabilities	(296,902)
Interest payable	12,924
Net cash used in operating activities	(134,546,928)
Cash flows from financing activities:
Borrowings under subscription facility	38,533,452
Financing fees paid	(1,120,000)
Issuance of common stock	100,000,000
Net cash provided by financing activities	137,413,452
Net increase in cash and foreign currencies	2,866,524
Cash and foreign currencies, beginning of period	—
Cash and foreign currencies, end of period	$2,866,524
Supplemental disclosure of cash flow information:
Cash paid for interest	$—
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

Acrisure, LLC (1.3%)*(5) (6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 07/20, Due 02/27)	$1,330,990	$1,283,716	$1,282,741
			1,330,990	1,283,716	1,282,741

Air Canada 2020-2 Class B Pass Through Trust (2.6%)*	Airlines	Structured Secure Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,500,000	2,500,000	2,617,656
			2,500,000	2,500,000	2,617,656

Anagram Holdings, LLC (5.6%)*(3) (4)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5% PIK, Acquired 08/20, Due 08/25)	5,469,512	5,010,620	5,688,292
			5,469,512	5,010,620	5,688,292

Apex Tool Group, LLC (0.4%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.5% Cash, Acquired 07/20, Due 08/24)	414,590	394,262	392,202
			414,590	394,262	392,202

Ardent Health Services LLC (1.3%)*(5) (6)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 07/20, Due 06/25)	1,334,334	1,324,667	1,331,412
			1,334,334	1,324,667	1,331,412

AssuredPartners Capital, Inc. (1.3%)*(5) (6)	Security & Alarm Services	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 07/20, Due 02/27)	1,330,981	1,300,399	1,290,573
			1,330,981	1,300,399	1,290,573

AVSC Holding Corp. (0.2%)*(4) (5) (7)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 08/20, Due 10/26)	250,000	183,659	187,500
			250,000	183,659	187,500

Boxer Parent Company Inc. (1.3%)*(5) (6)	Software/Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 4.4% Cash, Acquired 07/20, Due 10/25)	1,331,945	1,307,093	1,289,869
			1,331,945	1,307,093	1,289,869

Carlson Travel, Inc. (1.5%)*(4)	Business Equipment & Services	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	2,000,000	1,575,458	1,510,000
			2,000,000	1,575,458	1,510,000

CenturyLink, Inc. (1.3%)*(3) (5) (6)	Wireless Telecommunication Services	First Lien Senior Secured Term Loan (LIBOR + 2.25%, 2.4% Cash, Acquired 07/20, Due 03/27)	1,330,981	1,289,876	1,276,558
			1,330,981	1,289,876	1,276,558

Confie Seguros Holding II Co. (0.5%)* (5) (6)	Insurance Brokerage Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 07/20, Due 04/22)	500,000	450,504	482,085
			500,000	450,504	482,085

Consolidated Energy Limited (1.0%)*(3) (5) (6)	Agricultural Products	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 2.7% Cash, Acquired 07/20, Due 05/25)	1,166,666	1,084,550	1,060,208
			1,166,666	1,084,550	1,060,208

CSL DualCom (4.2%)*(3) (4) (5) (9)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	4,447,165	4,204,211	4,278,173
			4,447,165	4,204,211	4,278,173

Cvent, Inc. (1.7%)*(5) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 11/24)	1,976,481	1,693,755	1,780,236
			1,976,481	1,693,755	1,780,236

Endo International PLC (0.9%)*(3) (5) (7)	Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.0% Cash, Acquired 07/20, Due 04/24)	997,423	962,607	947,552
			997,423	962,607	947,552

Envision Healthcare Corp. (0.9%)* (5) (6)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 10/25)	1,317,667	887,888	947,548
			1,317,667	887,888	947,548

Foundation Risk Partners, Corp. (0.4%)*(4) (5) (7)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	416,667	341,667	341,667
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	138,889	93,056	93,056
			555,556	434,723	434,723

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (3.8%)*	Airlines	Structured Secure Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,885,806	3,885,806	3,908,943
			3,885,806	3,885,806	3,908,943

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Helix Gen Funding, LLC (1.1%)*(5) (6)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 07/20, Due 06/24)	$1,098,315	$1,081,100	$1,085,827
			1,098,315	1,081,100	1,085,827

Hoffmaster Group Inc. (1.1%)*(4) (5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	1,318,005	1,089,677	1,117,009
			1,318,005	1,089,677	1,117,009

Houghton Mifflin Harcourt Publishers Inc. (0.4%)*(3) (5) (6)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	493,590	459,743	457,311
			493,590	459,743	457,311

International Wire Group Inc. (1.3%)*	Electrical Components & Equipment	Second Lien Senior Secured Note (10.8% Cash, Acquired 08/20, Due 08/21)	1,500,000	1,357,429	1,342,500
			1,500,000	1,357,429	1,342,500

JetBlue 2019-1 Class B Pass Through Trust (2.0%)*	Airlines	Structured Secure Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	2,000,000	2,000,000	2,065,385
			2,000,000	2,000,000	2,065,385

Landry's Inc. (0.9%)*(5) (7)	Lodging & Casinos	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.3% Cash, Acquired 07/20, Due 10/23)	1,000,000	852,295	888,940
			1,000,000	852,295	888,940

Learfield Communications, LLC (4.9%)*(3) (5)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(6)	68,579	48,348	58,092
		First Lien Senior Secured Term Loan (PRIME + 2.0%, 5.3% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(12)	5,000,000	4,951,199	4,962,500
			5,068,579	4,999,547	5,020,592

LTI Holdings, Inc. (Boyd Corporation) (1.0%)*(5) (6)	Industrial Conglomerates	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 08/20, Due 09/25)	1,073,416	994,708	995,421
			1,073,416	994,708	995,421

Michaels Stores Inc. (1.1%)*(3) (5) (6)	Speciality Stores	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 07/20, Due 01/23)	1,164,997	1,109,855	1,158,008
			1,164,997	1,109,855	1,158,008

Mitchell Topco Holdings, Inc. (0.9%)*(5) (6)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 07/20, Due 11/24)	997,442	954,558	951,420
			997,442	954,558	951,420

Music Reports, Inc. (2.2%)*(4) (5) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	2,285,363	2,229,008	2,228,229
			2,285,363	2,229,008	2,228,229

Omnitracs, LLC (4.8%)*(5) (6)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 09/20, Due 09/28)	5,000,000	4,900,000	4,918,750
			5,000,000	4,900,000	4,918,750

Playtika Holding Corp. (0.5%)*(5) (7)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.1% Cash, Acquired 07/20, Due 12/24)	493,590	498,350	493,407
			493,590	498,350	493,407

ProAmpac Intermediate Inc. (1.3%)*(5) (7) (11)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 07/20, Due 11/23)	1,334,667	1,320,928	1,315,982
			1,334,667	1,320,928	1,315,982

Protection One, Inc. (0.5%)*(5) (6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 07/20, Due 09/26)	498,741	487,713	493,663
			498,741	487,713	493,663

Pugnacious Endeavours Inc. (0.9%)*(5) (6)	Leisure	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 3.7% Cash, Acquired 08/20, Due 02/27)	1,000,000	852,036	878,330
			1,000,000	852,036	878,330

Radiology Partners, Inc. (1.1%)*(5) (6)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 07/20, Due 07/25)	1,167,667	1,121,973	1,116,873
			1,167,667	1,121,973	1,116,873

Recovery Point Systems, Inc. (4.9%)*(4) (5) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)	5,122,737	5,022,151	5,020,282
			5,122,737	5,022,151	5,020,282

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Robertshaw US Holding Corp. (0.9%)*(5) (11)	Consumer Goods: Electronics	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/20, Due 02/25)	$1,036,304	$871,174	$897,481
			1,036,304	871,174	897,481

Sarbacane Bidco, Inc. (1.8%)*(5) (6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 09/20, Due 01/25)	1,994,937	1,857,202	1,850,304
			1,994,937	1,857,202	1,850,304

Serta Simmons Bedding LLC (1.6%)* (5) (6)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 9/20, Due 08/23)	2,000,000	1,650,000	1,626,000
			2,000,000	1,650,000	1,626,000

Solenis UK International Ltd (1.1%)*(5) (7)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 4.3% Cash, Acquired 07/20, Due 06/25)	1,166,666	1,146,267	1,137,499
			1,166,666	1,146,267	1,137,499

Surgery Center Holdings, Inc. (1.2%)*(5) (6)	Health Care Distributors	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 07/20, Due 09/24)	1,331,901	1,235,160	1,251,987
			1,331,901	1,235,160	1,251,987

Syniverse Holdings, Inc. (0.8%)*(5) (6)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	997,442	804,039	765,537
			997,442	804,039	765,537

TIBCO Software Inc. (1.3%)*(5) (6)	Computer Hardware	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 06/26)	1,330,998	1,291,309	1,296,059
			1,330,998	1,291,309	1,296,059

Triumph Group Inc. (5.2%)*(3)	Aerospace & Defense	First Lien Senior Secured Note (8.9% Cash, Acquired 08/20, Due 06/24)	5,000,000	5,000,000	5,325,000
			5,000,000	5,000,000	5,325,000

U.S. Anesthesia Partners, Inc. (1.2%)*(5) (11)	Managed Health Care	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 07/20, Due 06/24)	1,330,895	1,237,221	1,254,368
			1,330,895	1,237,221	1,254,368

U.S. Silica Company (0.9%)* (3) (5) (6)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 05/25)	1,084,924	829,681	903,536
			1,084,924	829,681	903,536

UKFast (UKFast Leaders Limited) (6.9%)*(3) (4) (5) (8)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 09/27)	5,728,034	5,530,407	5,556,193
		Super Senior Secured Term Loan (GBP LIBOR + 3.25%, 3.3% Cash, Acquired 9/20, Due 03/27)	1,562,191	1,508,321	1,515,325
			7,290,225	7,038,728	7,071,518

Utac Ceram (4.7%)*(3) (5) (10)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	4,925,132	4,727,576	4,760,668
			4,925,132	4,727,576	4,760,668

Veritas Bermuda Intermediate Holdings Ltd. (0.5%)*(5) (7)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/20, Due 09/25)	500,000	477,500	488,750
			500,000	477,500	488,750

Winebow Group, LLC, (The) (1.2%)* (5) (6)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/20, Due 07/21)	1,449,871	1,185,120	1,195,695
			1,449,871	1,185,120	1,195,695

Subtotal Non–Control / Non–Affiliate Investments			96,196,501	90,455,842	92,078,602

Short-Term Investments:

BlackRock, Inc. (18.9%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.13% yield)		19,251,579	19,251,579
				19,251,579	19,251,579

HSBC Holdings PLC (3.1%)*	Money Market Fund	HSBC Funds U.S. Government Money Market Fund (0.03% yield)		3,200,109	3,200,109
				3,200,109	3,200,109

JPMorgan Chase & Co. (24.4%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.16% yield)		24,903,996	24,902,557
				24,903,996	24,902,557

Subtotal Short-Term Investments				47,355,684	47,354,245

Total Investments, September 30, 2020 (136.8%)*			$96,196,501	$137,811,526	$139,432,847

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2020

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (GBP)	£8,820,000	$11,227,628	10/02/20	$164,718
Foreign currency forward contract (GBP)	$11,571,339	£8,820,000	10/02/20	178,993
Foreign currency forward contract (GBP)	£8,820,000	$11,255,700	01/05/21	144,808
Foreign currency forward contract (GBP)	$11,196,842	£8,789,788	01/05/21	(164,616)

Total Foreign Currency Forward Contracts, September 30, 2020				$323,903
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted [Equity and any equity-linked investments are non-income producing, unless otherwise noted]. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended, (the "1940 Act") based on, among other things, the input of the Company's external investment adviser, Barings LLC ("Barings"), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company's senior secured, middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including short-term investments), which as of September 30, 2020 represented 136.79% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 21.9% of total investments at fair value as of September 30, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)The fair value of the investment was determined using significant unobservable inputs.
(5)Debt investment includes interest rate floor feature.
(6)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2020 was 0.14825%.
(7)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2020 was 0.23388%.
(8)The interest rate on these loans is subject to 1 Month GBP LIBOR, which as of September 30, 2020 was 0.04538%.
(9)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of September 30, 2020 was 0.06088%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2020 was -0.498%.
(11)The interest rate on these loans is subject to 2 Month LIBOR, which as of September 30, 2020 was 0.19388%.
(12)The interest rate on these loans is subject to Prime, which as of September 30, 2020 was 3.25%.

See accompanying notes.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Organization
Barings Capital Investment Corporation ("BCIC" or the "Company") was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13 2020, the Company commenced operations and made its first portfolio company investment. The Company is a newly formed, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC ("Barings" or "Adviser"), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with over $354 billion in assets under management as of September 30, 2020.
Basis of Presentation
The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the Unaudited Consolidated Statement of Operations.
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Organizational Costs
Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Unaudited Consolidated Balance Sheet and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Private Offering and the preparation of the Company's amended registration statement on Form 10, as filed with the Securities and Exchange Commission (the "SEC") on August 5, 2020 (the "Form 10").
Other General and Administrative Expenses
Other general and administrative expenses include D&O insurance costs, expenses reimbursable to the Adviser under the terms of an administration agreement (the "Administration Agreement") and other costs related to operating the Company.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Short-Term Investments
Short-term investments represent investments in money market funds.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Segments
The Company lends to and invests in customers in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements.
Per Share Amounts
Per share amounts included in the Unaudited Consolidated Statement of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. Net asset value per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020- 04 on its consolidated financial statements.
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 24, 2020, the Company entered into an investment advisory agreement (the "Advisory Agreement")
with the Adviser. Pursuant to the Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
The Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company. The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Advisory Agreement is not adversely affected.
Under the Advisory Agreement, the Company pays the Adviser (i) a base management fee (the "Base Management Fee") and (ii) an incentive fee (the "Incentive Fee") as compensation for the investment advisory and management services it provides the Company thereunder.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.15% of the Company's gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears. The Base Management Fee is calculated based on the average value of the Company's gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For the Company's first quarter, the Base Management Fee was calculated based on the value of the Company's gross assets as of such quarter-end. The Base Management Fee for any partial quarter is appropriately pro-rated. For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $32,077. As of September 30, 2020, the Base Management Fee of $32,077 for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was unpaid and included in "Base management fees payable" in the accompanying Unaudited Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on capital gains (the “Capital Gains Fee”), which are described in more detail below.
Income-Based Fee
The Income-Based Fee is payable quarterly in arrears to the extent the Company's Pre-Incentive Fee Net Investment Income (as defined below) for the most recently completed calendar quarter divided by the Company's net assets as of the end of such calendar quarter (defined as total assets less indebtedness and before taking into account any Income-Based Fees and Capital Gains Fees payable during the calendar quarter, and appropriately adjusted for any share issuances or repurchases during the calendar quarter) (the “PIFNII Return”) exceeds the Hurdle Rate (as defined below) and is an amount less than or equal to the Incentive Fee Cap (as defined below). The Income-Based Fee is calculated as follows:
(a) No Income-Based Fee in any calendar quarter in which the PIFNII Return does not exceed the Hurdle Rate;
(b) 25% of Pre-Incentive Fee Net Investment Income with respect to that portion of the PIFNII Return that exceeds the Hurdle Rate but is less than or equal to the Catch-Up Hurdle Rate (as defined below) for such calendar quarter, which is referred to as the “Catch-Up”. The Catch-Up is intended to provide the Adviser with an Income-Based Fee equal to 12.5% of all of our Pre-Incentive Fee Net Investment Income if the Company's PIFNII Return equals or exceeds the quarterly Catch-Up Hurdle Rate in any calendar quarter; plus
(c) 12.5% of all Pre-Incentive Fee Net Investment Income with respect to that portion of the PIFNII Return that exceeds the Catch-Up Hurdle Rate.
The Income-Based Fee paid to the Adviser is subject to the Incentive Fee Cap.
(a) In any quarter that the Incentive Fee Cap is zero or a negative value, the Company pays no Income-Based Fee to the Adviser for such quarter.
(b) In any quarter that the Incentive Fee Cap for such quarter is a positive value but is less than the Income-Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap), the Company pays an Income-Based Fee to the Adviser equal to the Incentive Fee Cap for such quarter.
(c) In any quarter that the Incentive Fee Cap for such quarter is equal to or greater than the Income-Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap), the Company pays an Income-Based Fee to the Adviser equal to the Income-Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap. For purposes of the calculation of the Income-Based Fee, the following terms have the following meaning:
• “Hurdle Rate” for any calendar quarter means one fourth of the average daily Floating Rate over the applicable quarter.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
• “Floating Rate” means, initially, the three-month LIBOR; provided that if a Floating Rate Transition Event and its related Floating Rate Replacement Date have occurred with respect to LIBOR, then “Floating Rate” means the Replacement Rate. In the event that the Floating Rate is a negative value, then the Floating Rate shall be zero.
• “Floating Rate Transition Event” means the occurrence of one or more of the following events with respect to the Floating Rate:
1. a public statement or publication of information by or on behalf of the administrator of the Floating Rate announcing that the administrator has ceased or will cease to provide the Floating Rate permanently or indefinitely, provided that, at the time of such statement or publication, there is no successor administrator that will continue to provide the Floating Rate;
2. a public statement or publication of information by the regulatory supervisor for the administrator of the Floating Rate, the central bank for the currency of the Floating Rate, an insolvency official with jurisdiction over the administrator for the Floating Rate, a resolution authority with jurisdiction over the administrator for the Floating Rate or a court or an entity with similar insolvency or resolution authority over the administrator for the Floating Rate, which states that the administrator of the Floating Rate has ceased or will cease to provide the Floating Rate permanently or indefinitely, provided that, at the time of such statement or publication, there is no successor administrator that will continue to provide the Floating Rate; or
3. a public statement or publication of information by the regulatory supervisor for the administrator of the Floating Rate announcing that the Floating Rate is no longer representative.
• “Floating Rate Replacement Date” means:
1. in the case of clause (1) or (2) of the definition of “Floating Rate Transition Event,” the later of (a) the date of the public statement or publication of information referenced therein and (b) the date on which the administrator of the relevant Floating Rate permanently or indefinitely ceases to provide such Floating Rate; or
2. in the case of clause (3) of the definition of “Floating Rate Transition Event,” the date of the public statement or publication of information.
• “Replacement Rate” means the first alternative set forth in the order below that can be determined as of the Floating Rate Replacement Date.
1. the sum of: (a) Term SOFR and (b) the Benchmark Replacement Adjustment; and
2. the sum of: (a) Compounded SOFR and (b) the applicable Benchmark Replacement Adjustment.
If a Replacement Rate is selected pursuant to clause (2) above, then each calendar quarter following such selection, if a redetermination of the Replacement Rate on such date would result in the selection of a Replacement Rate under clause (1) above, then (x) the Replacement Rate shall be redetermined on such date utilizing Term SOFR and (y) such redetermined Replacement Rate shall become the Floating Rate on or after such date. If redetermination of the Replacement Rate on such date as described in the preceding sentence would not result in the selection of a Replacement Rate under clause (1), then the Floating Rate shall remain the Replacement Rate as previously determined pursuant to clause (2) above.
• “Term SOFR” means the forward-looking term rate for the applicable Corresponding Tenor based on SOFR that has been selected or recommended by the Relevant Governmental Body.
• “Compounded SOFR” means the compounded average of SOFR for the applicable Corresponding Tenor, with the rate, or methodology for this rate, and conventions for this rate (which, for example, may be compounded in arrears with a lookback and/or suspension period as a mechanism to determine the interest amount payable for the applicable calendar quarter or compounded in advance) being established in accordance with the rate, or methodology for this rate, and conventions for this rate selected or recommended by the Relevant Governmental Body for determining compounded SOFR.
• “SOFR” means with respect to any day means the Secured Overnight Financing Rate published for such day by the Federal Reserve Bank of New York, as the administrator of the benchmark, (or a successor administrator) on the Federal Reserve Bank of New York’s Website.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
• “Corresponding Tenor” with respect to a Replacement Rate means a tenor (or observation period) having approximately the same length (disregarding business day adjustment) as the applicable tenor (or observation period) for the then-current Floating Rate.
• “Benchmark Replacement Adjustment” means the spread adjustment, or method for calculating or determining such spread adjustment, (which may be a positive or negative value or zero) that has been selected or recommended by the Relevant Governmental Body for the transition to the applicable Floating Rate.
• “Relevant Governmental Body” means the Federal Reserve Board and/or the Federal Reserve Bank of New York, or a committee officially endorsed or convened by the Federal Reserve Board and/or the Federal Reserve Bank of New York or any successor thereto.
• “Catch-Up Hurdle Rate” for any calendar quarter means a rate that is equal to 200% of the Hurdle Rate.
• “Incentive Fee Cap” means for any calendar quarter an amount equal to (a) 12.5% of the Cumulative Net Return (as defined below) minus (b) the aggregate Income-Based Fee that was paid in respect of the period ending with the calendar quarter immediately preceding the most recently completed calendar quarter (or the portion thereof) included in the period for calculation of the Cumulative Net Return.
• “Cumulative Net Return” means (x) the aggregate Pre-Incentive Fee Net Investment Income in respect of either (i) the trailing twelve calendar quarters ending with the calendar quarter in which the Income-Based Fee is calculated or (ii) prior to the end of the twelfth calendar quarter after the effective date of the Advisory Agreement, the period from the effective date of the Advisory Agreement through the last day of the calendar quarter for which the Income-Based Fee is calculated minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant period.
• “Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
Capital Gains Fee. The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon a liquidity event or a termination of the Advisory Agreement), and will equal 12.5% of the Company's realized capital gains, if any, on a cumulative basis from inception through the end of the calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is zero or negative, then no Capital Gains Fee is payable for such year.
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Incentive Fee determined in accordance with the terms of the Advisory Agreement was $22,212. As of September 30, 2020, the Incentive Fee of $22,212 for the for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was unpaid and included in "Incentive fees payable" in the accompanying Unaudited Consolidated Balance Sheet.
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Company’s board of directors, or (iii) by the Adviser upon 90 days' written notice. This Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Administration Agreement
On June 24, 2020, the Company entered into the Administration Agreement with the Adviser. The Company’s board of directors unanimously approved the Administration Agreement on June 24, 2020. Under the terms of the Administration Agreement, the Adviser also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”), including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on behalf of the Company and subject to the Board’s approval, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
The Company is required to reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement, or such lesser amount as may be agreed to in writing by the Company and the Administrator from time to time. If the Company and the Administrator agree to a reimbursement amount for any period which is less than the full amount otherwise permitted under the Administration Agreement, then the Administrator will not be entitled to recoup any difference thereof in any subsequent period or otherwise. The costs and expenses incurred by the Administrator on behalf of the Company under the Administration Agreement include, but are not limited to:
• the allocable portion of the Administrator’s rent for the Company’s Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
• the allocable portion of the salaries, bonuses, benefits and expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for the Company under the Administration Agreement;
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
• all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and
• costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements and amendments thereto, prospectus supplements, and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
As of September 30, 2020, the Adviser had not charged the Company for any expenses under the terms of the Administration Agreement.
The Administration Agreement has an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Company's board of directors, including a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Company's board of directors, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
3. INVESTMENTS
Portfolio Composition
The Company invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2020:
Senior debt and 1st lien notes	$75,719,551	55%	$77,132,312	55%	76%
Subordinated debt and 2nd lien notes	6,350,485	5	6,354,306	5	6
Structured products	8,385,806	6	8,591,984	6	8
Short-term investments	47,355,684	34	47,354,245	34	47
	$137,811,526	100%	$139,432,847	100%	137%
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Company made 59 new investments totaling $104.9 million (excluding short-term investments).

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of investments at fair value at September 30, 2020, excluding short-term investments, was as follows:

	September 30, 2020
Aerospace and Defense	$5,325,000	5.8%
Banking, Finance, Insurance and Real Estate	3,490,121	3.8%
Beverage, Food and Tobacco	1,195,695	1.3%
Capital Equipment	995,421	1.1%
Chemicals, Plastics, and Rubber	7,886,000	8.6%
Consumer Goods: Durable	2,915,683	3.2%
Containers, Packaging and Glass	2,432,991	2.6%
Electrical Components & Equipment	1,342,500	1.5%
Healthcare and Pharmaceuticals	6,849,740	7.4%
High Tech Industries	3,568,085	3.9%
Hotel, Gaming and Leisure	1,767,270	1.9%
Media: Advertising, Printing and Publishing	644,811	0.7%
Media: Broadcasting and Subscription	2,286,321	2.5%
Media: Diversified and Production	4,962,500	5.4%
Metals and Mining	903,536	1.0%
Retail	1,158,008	1.3%
Services: Business	15,872,911	17.2%
Services: Consumer	493,663	0.5%
Structured Products	8,591,984	9.3%
Telecommunications	13,391,785	14.5%
Transportation: Cargo	4,918,750	5.3%
Utilities: Electric	1,085,827	1.2%
Total	$92,078,602	100.0%
Investment Valuation
The Company has a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Company’s portfolio securities, fair value is generally the amount that the Company might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if the Company does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
Under ASC Topic 820, there are three levels of valuation inputs, as follows:
Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
There is no single technique for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process
The Adviser has established a Pricing Committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses internal pricing models, in accordance with internal pricing procedures established by the Adviser's Pricing Committee, to price an asset in the event an acceptable price cannot be obtained from an approved external source.
The Adviser reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. The Adviser has established internal controls to ensure its valuation process is operating in an effective manner. The Adviser (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
The Company's money market fund investments are generally valued using Level 1 inputs and its syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs. The Company's senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
Independent Valuation Review
The Company has engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter which consist of certain limited procedures that the Company identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of the Company's middle-market investments, and are generally performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures will generally be performed with respect to an investment where there has been a significant change in the fair value or performance of the investment. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Generally, the Procedures are not performed on new middle-market investments made during the quarter. Even though all middle-market investments were new for the period ended September 30, 2020, the Procedures were still performed on one of the new middle-market companies.
Upon completion of the Procedures, the valuation firm concluded that, with respect to the investment reviewed by the valuation firm, the fair value of the investment subjected to the Procedures appeared reasonable. Finally, the Board determined in good faith that the Company's investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation Techniques
The Company's valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company determines the estimated fair value of its loans and investments using primarily an income approach. Generally, an independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Company may use broker quotes. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Market Approach
The Company values its syndicated senior secured loans and structured product investments using values provided by independent pricing services that have been approved by the Adviser's Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. The Company will seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. The Company evaluates the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
Income Approach
The Company utilizes an Income Approach model in valuing its private debt investment portfolio, which consists primarily of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
Level 3 Unobservable Inputs
The following table summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of September 30, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$18,598,202	Income Approach	Implied Spread	4.3% – 7.9%	7.0%
(1) Excludes investments with an aggregate fair value amounting to $6,992,802, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table present the Company’s investment portfolio at fair value as of September 30, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$51,541,308	$25,591,004	$77,132,312
Subordinated debt and 2nd lien notes	—	6,354,306	—	6,354,306
Structured products	—	8,591,984	—	8,591,984
Short-term investments	47,354,245	—	—	47,354,245
Investments subject to leveling	$47,354,245	$66,487,598	$25,591,004	$139,432,847
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the for the period from July 13, 2020 (commencement of operations) September 30, 2020:

For the period from July 13, 2020 (commencement of operations) September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	25,136,294	—	—	25,136,294
Loan origination fees received	(377,230)	—	—	(377,230)
Principal repayments received	(3,423)	—	—	(3,423)
Accretion of loan discounts	10,620	—	—	10,620
Accretion of deferred loan origination revenue	11,195	—	—	11,195
Realized gain	598	—	—	598
Unrealized appreciation	812,950	—	—	812,950
Fair value, end of period	$25,591,004	$—	$—	$25,591,004
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $0.8 million for the period from July 13, 2020 (commencement of operations) to September 30, 2020, was related to portfolio company investments that were still held by the Company as of September 30, 2020.
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company's syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin ("spread") beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, "Control Investments" are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are "Affiliated Persons" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control / Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the outstanding voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
Payment-in-Kind Interest
As of September 30, 2020, the Company held investments that contained PIK interest provisions, and the Company may hold additional investments with PIK interest provisions in the future. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements ("Loan Origination Fees") are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver and amendment fees, and are recorded as investment income when earned.
Fee income for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$4,319
Total Recurring Fee Income	4,319
Non-Recurring Fee Income:
Advisory, loan amendment and other fees	37,845
Total Non-Recurring Fee Income	37,845
Total Fee Income	$42,164
Concentration of Credit Risk
As of September 30, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio (excluding short-term investments). As of September 30, 2020, the Company’s largest single portfolio

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
company investment, excluding short-term investments, represented approximately 6.2% of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
Investments Denominated in Foreign Currencies
As of September 30, 2020, the Company held two investments that were denominated in British pounds sterling and one investment that was denominated in Euros.
At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into United States dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into United States dollars using the rates of exchange prevailing on the respective dates of such transactions.
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company's Unaudited Consolidated Statement of Operations.
In addition, for the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. INCOME TAXES
The Company intends to elect for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company monitors its distribution requirements with the goal of ensuring compliance with the Code.
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income ("ICTI"), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which in the future may hold certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements will reflect the Company's investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC's gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company's Unaudited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) will be reflected net of applicable federal and state income taxes in the Company's Consolidated Statement of Operations, with the related deferred tax assets or liabilities included in "Accounts payable and accrued liabilities" in the Company's Unaudited Consolidated Balance Sheet.
For federal income tax purposes, the cost of investments owned as of September 30, 2020 was approximately $137.8 million. As of September 30, 2020, net unrealized appreciation on the Company's investments (tax basis) was approximately $1.7 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $2.0 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $0.3 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2020:

Issuance Date	Maturity Date	Interest Rate as of September 30, 2020	September 30, 2020
Subscription Facility:
September 21, 2020	September 21, 2022	1.945%	$38,776,351
Total Subscription Facility			$38,776,351
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 313.5% as of September 30, 2020.
September 2020 Subscription Facility
On September 21, 2020, the Company entered into a revolving credit agreement (the "September 2020 Subscription Facility") with Société Générale, as administrative agent (the “Administrative Agent”) and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows the Company to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.
The amount of permissible borrowings under the September 2020 Subscription Facility may be increased to an agreed upon amount with the consent of the Administrative Agent. The September 2020 Subscription Facility has a maturity date of September 21, 2022, which date may be extended by the Company for one additional term of 364 days subject to satisfaction of certain conditions and the consent of the Administrative Agent and the lenders.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at the election of the Company, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by the Company or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
the Company, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. The Company is required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
The Company and the Administrative Agent, for the benefit of the secured parties, have entered into a borrower security agreement pursuant to which the Company’s obligations under the September 2020 Subscription Facility are secured by a first-priority security interest in the Company’s right, title and interest in the capital commitments of the Company’s investors. In addition, the Company and the Administrative Agent, for the benefit of the secured parties, have entered into a borrower pledge of collateral account pursuant to which the Company’s obligations under the September 2020 Subscription Facility are secured by a first-priority security interest in the Company’s account held at State Street Bank and all of the Company’s right, title and interest in the amounts or property held in such account.
The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to the Company that are contained in the 1940 Act. As of September 30, 2020, the Company was in compliance with all covenants of the September 2020 Subscription Facility.
As of September 30, 2020, the Company had U.S. dollar borrowings of $20.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 2.01%, borrowings denominated in British pounds sterling of £8.9 million ($11.5 million U.S. dollars) with an interest rate of 1.90%, and borrowings denominated in Euros of €6.2 million ($7.3 million U.S. dollars) with an interest rate of 1.85%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2020, the fair value of the borrowings outstanding under the September 2020 Subscription Facility was $38.8 million. The fair values of the borrowings outstanding under the September 2020 Subscription Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Unaudited Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company's foreign currency forward contracts as of September 30, 2020:

As of September 30, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Balance Sheet Location of Net Amounts
Foreign currency forward contract (GBP)	£8,820,000	$11,227,628	10/02/20	$164,718	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$11,571,339	£8,820,000	10/02/20	178,993	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	£8,820,000	$11,255,700	01/05/21	144,808	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$11,196,842	£8,789,788	01/05/21	(164,616)	Derivative liability
Total				$323,903
As of September 30, 2020, the total fair value of the Company's foreign currency forward contracts was $0.3 million. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of September 30, 2020, the Company had $337.5 million in total capital commitments from investors ($237.5 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($3.1 million unfunded), an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual ($59.4 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company maintains sufficient borrowing capacity to cover unused commitments to extend financing. The balances of unused commitments to extend financing as of September 30, 2020 were as follows:

Portfolio Company	Investment Type	September 30, 2020
CSL DualCom(1)	Acquisition Term Loan	$1,185,911
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4,444,444
Utac Ceram(2)	EUR Committed Capex Line	1,055,385
Total unused commitments to extend financing		$6,685,740
(1)Actual commitment amount is denominated in British pounds sterling (£917,320) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(2)Actual commitment amount is denominated in Euros (€900,000) which was translated into U.S. dollars using the September 30, 2020 spot rate.
COVID-19 Developments
During the period from July 13, 2020 (commencement of operations) to September 30, 2020, the spread of the Coronavirus and the COVID-19 pandemic had a significant impact on the U.S economy. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the for the period from July 13, 2020 (commencement of operations) to September 30, 2020 or as of September 30, 2020:

For the period from July 13, 2020 (commencement of operations) to September 30, 2020 or as of September 30, 2020
Per share data:
Net asset value at beginning of period	$—
Net investment income(1)(3)	0.11
Net realized gain on investments / foreign currency transactions(1)	0.02
Net unrealized appreciation on investments / foreign currency transactions(1)	0.42
Total increase from investment operations(1)	0.55
Issuance of common stock	20.00
Other(2)	(0.06)
Net asset value at end of period	$20.49
Shares outstanding at end of period	4,976,474
Net assets at end of period	$101,950,333
Average net assets	$50,481,157
Ratio of total expenses, to average net assets(3)(4)	3.33%
Ratio of net investment income to average net assets(3)(4)	4.17%
Portfolio turnover ratio	90.34%
Total return(5)	2.45%
(1)Weighted average per share data—basic and diluted; Per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)Does not include expenses of underlying investment companies, including short-term investments.
(4)Reflects annualized amounts, from July 13, 2020 (commencement of operations) through September 30, 2020, except in the case of non-recurring expenses (e.g. initial organization expenses and offering costs).
(5)Total return is calculated as the change in net asset value ("NAV") per share during the period, divided by the beginning NAV per share. For purposes of the total return calculation for the period from July 13, 2020 (commencement of operations) to September 30, 2020, beginning NAV is assumed to be the first share issuance at $20.00 per share.
9. SUBSEQUENT EVENTS
Subsequent to September 30, 2020, the Company made approximately $46.4 million of new commitments, of which $39.1 million closed and funded. The $39.1 million of investments consist of $35.5 million of first lien senior secured debt investments and $3.6 million of second lien senior secured debt investments with a combined weighted average yield of 5.8%.
See Note 7 to our Unaudited Consolidated Financial Statements for information regarding the potential impact of the COVID-19 pandemic. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the period from July 13, 2020 (commencement of operations) to September 30, 2020, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto contained in our Form 10. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein and in the section of our Form 10 entitled "Item 1A. Risk Factors." Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus ("COVID-19") pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13 2020, we commenced operations and made our first portfolio company investment. We are externally managed by Barings LLC, or Barings, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement, or the Advisory Agreement, and an administration agreement, or the Administration Agreement. Under the terms of the Advisory Agreement, the fees paid to Barings for managing our affairs will be determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the Investment Company Act of 1940, as amended, or the 1940 Act.
Our investment objective is to provide consistently attractive returns. We will initially focus on investing in syndicated senior secured loans, bonds and other fixed income securities and transition our portfolio to senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk" have predominantly speculative characteristics with respect to the issuers capacity to pay interest and repay principal.
We will initially focus on investing in syndicated senior secured loans, bonds and other fixed income securities. We expect to transition to investing in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of September 30, 2020, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.2%. The weighted average yield on the principal amount on all of our outstanding investments (including short-term investments) was approximately 4.8% as of September 30, 2020.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Having performed stress-testing on their systems and processes, Barings was operating a 100% remote-working model across the United States, Europe and Australia. Over the past few months, Barings shifted to remote working and limited opening (inviting employees to return to the office on a volunteer basis only) and/or flexible working arrangements in Asia, Europe and U.S. sites, while maintaining service levels to partners and clients. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. Many public health experts have predicted that the COVID-19 pandemic will worsen in the fall and winter months as people in the U.S. spend more time indoors where the virus can spread more easily. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
The COVID-19 pandemic and the potential disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the September 2020 Subscription Facility (as defined below under "Liquidity and Capital Resources"). As a result, we may be required to reduce the amount of our future distributions to stockholders.
As of September 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the September 2020 Subscription Facility is subject to the asset coverage restrictions contained in the 1940 Act. As of September 30, 2020, we are in compliance with our asset coverage requirements under the 1940 Act.
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, approximately $96.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, the September 2020 Subscription Facility has a floating rate interest provision. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.
We will continue to monitor the situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, or MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the Board, Barings’ Global Private Finance Group, or BGPF, manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings' $269.6 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by us; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
Under the terms of the Administration Agreement, Barings has agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings will also, on our behalf and subject to the Board’s approval, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Portfolio Investment Composition
The total value of our investment portfolio was $139.4 million as of September 30, 2020. As of September 30, 2020, we had investments in 47 portfolio companies, three structured product investments and four money market funds with an aggregate cost of $137.8 million. As of September 30, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2020:
Senior debt and 1st lien notes	$75,719,551	55%	$77,132,312	55%
Subordinated debt and 2nd lien notes	6,350,485	5	6,354,306	5
Structured products	8,385,806	6	8,591,984	6
Short-term investments	47,355,684	34	47,354,245	34
	$137,811,526	100%	$139,432,847	100%
Investment Activity
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Company made 59 new investments totaling $104.9 million. We received $0.2 million of portfolio company principal payments and sold $14.0 million of loans, recognizing a net realized gain on these transactions of $0.3 million.
Total portfolio investment activity for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

From July 13, 2020 (commencement of operations) to September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated debt and 2nd Lien Notes	Structured Products	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
New investments	90,178,702	6,377,639	8,385,806	129,309,981	234,252,128
Proceeds from sales of investments	(13,961,744)	—	—	(81,950,000)	(95,911,744)
Loan origination fees received	(781,623)	(45,832)	—	—	(827,455)
Principal repayments received	(162,903)	—	—	—	(162,903)
Accretion of loan discounts	124,139	18,679	—	—	142,818
Accretion of deferred loan origination revenue	4,319	—	—	—	4,319
Realized gain (loss)	318,658	—	—	(4,296)	314,362
Unrealized appreciation (depreciation)	1,412,764	3,820	206,178	(1,440)	1,621,322
Fair value, end of period	$77,132,312	$6,354,306	$8,591,984	$47,354,245	$139,432,847
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2020, we had no non-accrual assets.

Results of Operations
For the period from July 13, 2020 (commencement of operations) to September 30, 2020
Operating results for the for the period from July 13, 2020 (commencement of operations) to September 30, 2020 were as follows:

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Total investment income	$945,780
Total operating expenses	509,397
Net investment income	436,383
Net realized gains	72,206
Net unrealized appreciation	1,722,640
Net increase in net assets resulting from operations	$2,231,229
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Investment income:
Interest income	$817,660
Fee and other income	42,164
Payment-in-kind interest income	85,956
Total investment income	$945,780
Investment income for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Operating expenses:
Interest and other financing fees	$37,685
Base management fee	32,077
Incentive fee	22,212
Offering costs	68,325
Professional fees	215,356
Directors fees	45,000
Custody and administrative fees	55,146
Other general and administrative expenses	33,596
Total operating expenses	$509,397
Interest and Other Financing Fees
Interest and other financing fees during the period from July 13, 2020 (commencement of operations) to September 30, 2020 were attributable to borrowings under the September 2020 Subscription Facility (as defined below under "Liquidity and Capital Resources").

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For our first quarter, the base management fee was calculated based on the value of our gross assets as of such quarter-end. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the amount of base management fee incurred was $32,077.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income and (ii) an incentive fee based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year. The incentive fee based on pre-incentive fee net investment income is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the amount of incentive fee incurred was $22,212.
Other General and Administrative Expenses
On June 24, 2020, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We are required to reimburse Barings for the costs and expenses incurred by Barings in performing its obligations and providing personnel and facilities under the Administration Agreement. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, we did not pay the Adviser any administrative fees. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include D&O insurance costs.
Net Realized Gains (Losses)
Net realized gains (losses) during the period from July 13, 2020 (commencement of operations) to September 30, 2020 were as follows:

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$314,362
Net realized gains on investments	314,362
Foreign currency transactions	(242,156)
Net realized gains	$72,206
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, we recognized net realized gains totaling $0.1 million, which consisted primarily of a net gain on our loan portfolio of $0.3 million, partially offset by a net loss on foreign currency transactions of $0.2 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation during the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

For the period from July 13, 2020 (commencement of operations) to
September 30, 2020
Net unrealized appreciation
Non-Control / Non-Affiliate investments	$1,621,321
Net unrealized appreciation on investments	1,621,321
Foreign currency transactions	101,319
Net unrealized appreciation	$1,722,640
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, we recorded net unrealized appreciation totaling $1.7 million, consisting of net unrealized appreciation on our current portfolio of $1.6 million and net unrealized appreciation related to foreign currency transactions of $0.1 million.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under the September 2020 Subscription Facility (as defined below under "Financing Transactions"), unfunded capital commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above.
We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 313.5% as of September 30, 2020.
Cash Flows
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, we experienced a net increase in cash in the amount of $2.9 million. During that period, our operating activities used $134.5 million in cash, consisting primarily of purchases of portfolio investments of $96.0 million and purchases of short-term investments of $129.3 million, partially offset by proceeds from sales of portfolio investments totaling $8.9 million and sales of short-term investments of $82.0 million. In addition, our financing activities provided $137.4 million of cash, consisting primarily of borrowings under the September 2020 Subscription Facility (as defined below under "Financing Transactions") of $38.5 million and proceeds from the issuance of common stock of $100.0 million. As of September 30, 2020, we had $2.9 million of cash on hand.
Financing Transactions
On September 21, 2020, we entered into a revolving credit agreement (the “September 2020 Subscription Facility”) with Société Générale, as administrative agent (the “Administrative Agent”) and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows us to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.
The amount of permissible borrowings under the September 2020 Subscription Facility may be increased to an agreed upon amount with the consent of the Administrative Agent. The September 2020 Subscription Facility has a maturity date of September 21, 2022, which date may be extended by us for one additional term of 364 days subject to satisfaction of certain conditions and the consent of the Administrative Agent and the lenders.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at the election of us, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. We are required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
The Administrative Agent and us, for the benefit of the secured parties, have entered into a borrower security agreement pursuant to which our obligations under the September 2020 Subscription Facility are secured by a first-priority security interest in our right, title and interest in the capital commitments of our investors. In addition, the Administrative Agent and us, for the benefit of the secured parties, have entered into a borrower pledge of collateral account pursuant to which our obligations under the September 2020 Subscription Facility are secured by a first-priority security interest in our account held at State Street Bank and all of our right, title and interest in the amounts or property held in such account.
We have made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to us that are contained in the 1940 Act. As of September 30, 2020, we were in compliance with all covenants of the September 2020 Subscription Facility.
As of September 30, 2020, we had U.S. dollar borrowings of $20.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 2.01%, borrowings denominated in British pounds sterling of £8.9 million ($11.5 million U.S. dollars) with an interest rate of 1.90%, and borrowings denominated in Euros of €6.2 million ($7.3 million U.S. dollars) with an interest rate of 1.85%. The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
Distributions to Stockholders
We intend to elect to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Recent Developments
Subsequent to September 30, 2020,we made approximately $46.4 million of new commitments, of which $39.1 million closed and funded. The $39.1 million of investments consist of $35.5 million of first lien senior secured debt investments and $3.6 million of second lien senior secured debt investments with a combined weighted average yield of 5.8%.
Critical Accounting Policies and Use of Estimates
The preparation of our unaudited financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and were approved by the Board.
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For our portfolio securities, fair value is generally the amount that we might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if we do not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
Under ASC Topic 820, there are three levels of valuation inputs, as follows:
Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

There is no single technique for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process
Barings has established a Pricing Committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses internal pricing models, in accordance with internal pricing procedures established by the Pricing Committee, to price an asset in the event an acceptable price cannot be obtained from an approved external source.
Barings reviews its valuation methodologies on an ongoing basis and updates are made accordingly to meet changes in the marketplace. Barings has established internal controls to ensure its valuation process is operating in an effective manner. Barings (1) maintains valuation and pricing procedures that describe the specific methodology used for valuation and (2) approves and documents exceptions and overrides of valuations. In addition, the Pricing Committee performs an annual review of valuation methodologies.
Our money market fund investments are generally valued using Level 1 inputs and our syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs. Our senior secured, middle-market, private debt investments are generally valued using Level 3 inputs.
Independent Valuation Review
We have engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter, which consist of certain limited procedures that we identified and requested the valuation firm to perform (hereinafter referred to as the "Procedures"). The Procedures generally consist of a review of the quarterly fair values of our middle-market investments, and are generally performed with respect to each middle-market investment at least once in every calendar year and for new investments, at least once in the twelve-month period subsequent to the initial investment. In addition, the Procedures will generally be performed with respect to an investment where there has been a significant change in the fair value or performance of the investment. Prior to the first quarter of 2020, the Procedures were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request the independent valuation firm to perform the Procedures on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Generally, the Procedures are not performed on new middle-market investments made during the quarter. Even though all middle-market investments were new for the period ended September 30, 2020, the Procedures were still performed on one of the new middle-market companies.
Upon completion of the Procedures, the valuation firm concluded that, with respect to the investment reviewed by the valuation firm, the fair value of the investment subjected to the Procedures appeared reasonable. Finally, the Board determined in good faith that our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
Valuation Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. We determine the estimated fair value of our loans and investments using primarily an income approach. Generally, an independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we may use broker quotes. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security.

Market Approach
We value our syndicated senior secured loans and structured product investments using values provided by independent pricing services that have been approved by the Barings' Pricing Committee. The prices received from these pricing service providers are based on yields or prices of securities of comparable quality, type, coupon and maturity and/or indications as to value from dealers and exchanges. We seek to obtain two prices from the pricing services with one price representing the primary source and the other representing an independent control valuation. We evaluate the prices obtained from brokers or independent pricing service providers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from independent pricing service providers and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding independent pricing service providers to understand their methodology and controls to support their use in the valuation process.
Income Approach
We utilize an Income Approach model in valuing our private debt investment portfolio, which consists primarily of middle-market senior secured loans with floating reference rates. As independent pricing service provider and broker quotes have not historically been consistently relevant and reliable, the fair value is determined using an internal index-based pricing model that takes into account both the movement in the spread of one or more performing credit indices as well as changes in the credit profile of the borrower. The implicit yield for each debt investment is calculated at the date the investment is made. This calculation takes into account the acquisition price (par less any upfront fee) and the relative maturity assumptions of the underlying asset. As of each balance sheet date, the implied yield for each investment is reassessed, taking into account changes in the discount margin of the baseline index, probabilities of default and any changes in the credit profile of the issuer of the security, such as fluctuations in operating levels and leverage. If there is an observable price available on a comparable security/issuer, it is used to calibrate the internal model. If the valuation process for a particular debt investment results in a value above par, the value is typically capped at the greater of the principal amount plus any prepayment penalty in effect or 100% of par on the basis that a market participant is likely unwilling to pay a greater amount than that at which the borrower could refinance.
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of September 30, 2020 were as follows:

Portfolio Company	Investment Type	September 30, 2020
CSL DualCom(1)	Acquisition Term Loan	$1,185,911
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	4,444,444
Utac Ceram(2)	EUR Committed Capex Line	1,055,385
Total unused commitments to extend financing		$6,685,740
(1)Actual commitment amount is denominated in British pounds sterling (£917,320) which was translated into U.S. dollars using the September 30, 2020 spot rate.
(2)Actual commitment amount is denominated in Euros (€900,000) which was translated into U.S. dollars using the September 30, 2020 spot rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by us. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2020, we were not a party to any interest rate hedging arrangements.
We are also subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR and GBP LIBOR.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
As of September 30, 2020, approximately $96.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $1.9 million on an annual basis.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at the election of us, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. A hypothetical 200 basis point increase or decrease in the interest rates on the September 2020 Subscription Facility could increase or decrease, as applicable, our interest by a maximum of $0.8 million on an annual basis (based on the amount of outstanding borrowings under the September 2020 Subscription Facility as of September 30, 2020. The Company is required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
Because we have previously borrowed, and plan to borrow in the future, money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.
We also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the September 2020 Subscription Facility to finance such investments. As of September 30, 2020, we had borrowings denominated British pounds sterling of £8.9 million ($11.5 million U.S. dollars) with an interest rate of 1.900%, and borrowings denominated in Euros of €6.2 million ($7.3 million U.S. dollars) with an interest rate of 1.850%.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material pending legal proceedings.
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
You should carefully consider the risks described in the section of our Form 10 entitled "Item 1A. Risk Factors," which was filed with the SEC on August 6, 2020, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the period from July 13, 2020 (commencement of operations) to September 30, 2020 to the risk factors previously disclosed in our Form 10. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We are conducting private offerings (the "Private Offering") of our common stock, par value $0.001 per share, to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) and Regulation D thereof. We are relying, in part, upon representations of the investors in the Subscription Agreement that each investor is an accredited investor as defined in Regulation D under the Securities Act. At the closing of any Private Offering, each investor will make a capital commitment (a "Capital Commitment") to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). Investors will be required to fund drawdowns ("Drawdowns") to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of 10 calendar days' prior notice to the investors.
The total shares of our common stock issued and aggregate purchase price related to Drawdowns delivered pursuant to the Subscription Agreements for the quarter ended September 30, 2020, including shares sold to an affiliate:

	For the period from July 13, 2020 (commencement of operations) to September 30, 2020
Share Issue Date	Shares Issued	Aggregate Offering Price
July 13, 2020	2,500,000	$50,000,000	(1)
August 10, 2020	2,476,474	50,000,000	(2)
Total	4,976,474	$100,000,000
(1)Includes 46,881.25 shares issued at an aggregate offering price of $0.9 million from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser and includes 890,743.75 shares issued at an aggregate offering price of $17.8 million from MassMutual.
(2)Includes 46,440.07 shares issued at an aggregate offering price of $0.9 million from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser and includes 882,361.32 shares issued at an aggregate offering price of $17.8 million from MassMutual.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Number	Exhibit

3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

3.2
Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company's Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.1
Revolving Credit Agreement, dated as of September 21, 2020, by and between the Registrant and Société Générale (Filed as Exhibit 10.1 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2020 and incorporated herein by reference).

10.2
Borrower Security Agreement, dated as of September 21, 2020, by and between the Registrant and Société Générale (Filed as Exhibit 10.2 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2020 and incorporated herein by reference).

10.3
Borrower Pledge of Collateral Account, dated as of September 21, 2020, by and between the Registrant and Société Générale (Filed as Exhibit 10.1 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2020 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*    Filed Herewith.
**    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	November 9, 2020	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2020	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer