Form 10-K
period 2020-12-31
Barings Capital Investment Corp
filed 2021-03-23
CIK 1811972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 814-01348
Barings Capital Investment Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	85-0654007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2020, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on March 23, 2021 was 7,710,486.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas.
Any forward-looking statements included in this Annual Report on Form 10-K are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
Item 1.  Business.
Overview of Our Business
Barings Capital Investment Corporation (the “Company,” “we,” “us,” or “our”) was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We intend to elect and intend to qualify annually for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), for tax purposes.
On July 13, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to subscription agreements with investors (each, a “Subscription Agreement”). On July 13, 2020, the Company issued approximately 2,500,000 shares of common stock for an aggregate offering price of $50.0 million. On August 10, 2020, the Company issued approximately 2,476,474 shares of common stock for an aggregate offering price of $50.0 million. As of December 31, 2020, the Company had accepted $337.5 million in aggregate capital commitments from investors.
We are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser also provides administrative services necessary for us to operate (in such capacity, the “Administrator”) pursuant to an administration agreement with the Company (the “Administration Agreement”). The Administrator may enter into one or more agreements with third-parties for them to provide us with certain administrative services.
We are a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017 (the “Exemptive Relief”), permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us.
Our investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or the economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuers capacity to pay interest and repay principal.
Beginning in July 2020, our initial investment focus was on investing in syndicated senior secured loans, bonds and other fixed income securities. We have transitioned to investing in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As a BDC, at least 70% of our assets must be “qualifying assets” (measured at the time of investment), which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and such BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, we will be permitted to and may invest up to 30% of our total assets opportunistically in “non-qualifying assets.” See “Item 1. Business — Regulation as a Business Development Company.” These opportunistic investments in non-qualifying assets may include but may not be limited to assets from the following asset classes: European Direct Lending, Structured Credit, Private Asset-Back Securities, High-Yield Investments, Special Situations, Real Estate Debt and/or Mortgage Securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the “Board”, Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $259.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2020, BIIL had approximately £13.7 billion in assets under management.
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
Under the terms of the Administration Agreement, Barings has agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings will also, on our behalf and subject to the Board’s oversight, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.

Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. Barings GPFG has over 75 investment professionals located in six different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Barings GPFG’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, has earned Barings a reputation as a reliable partner. Barings GPFG also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market transactions. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual Adjusted EBITDA of $10.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings GPFG’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPFG offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the lack of an active secondary market. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings GPFG has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings GPFG believes allows it to better assess the company’s prospects. After closing, Barings GPFG maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
•Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings GPFG monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

Investments
Debt Investments
The terms of our debt investments are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. We currently invest primarily in loans that have terms of between five and seven years, and bear interest at rates ranging from LIBOR (or an applicable successor rate) plus 450 basis points to LIBOR plus 650 basis points per annum.
Equity Investments
On a limited basis, we may acquire equity interests in portfolio companies. In such cases, we generally seek to structure our equity investments as non-control investments that provide us with minority rights.
Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
•Established Companies With Positive Cash Flow.    We seek to invest in later-stage or mature companies with a proven history of generating positive cash flows. We typically focus on companies with a history of profitability and trailing twelve-month Adjusted EBITDA ranging from $10.0 million to $75.0 million.
•Experienced Management Teams.    Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience is essential to the long-term success of the portfolio company. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment.
•Strong Competitive Position.    We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.
•Varied Customer and Supplier Bases.    We prefer to invest in companies that have varied customer and supplier bases. Companies with varied customer and supplier bases are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.
•Significant Invested Capital.    We believe the existence of significant underlying equity value provides important support to investments. We seek to identify portfolio companies that we believe have well-structured capital beyond the layer of the capital structure in which we invest.

Investment Process
Our investment origination and portfolio monitoring activities are performed by Barings GPFG. Barings GPFG has an investment committee that is responsible for all aspects of our investment process. The investment process is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and prospective portfolio companies with efficient and predictable deal execution.
Origination
Our origination process is summarized in the following chart:
Investment Pre-Screen
The investment pre-screen process begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor. The investment group focuses on a prospective investment’s fundamentals, sponsor/source and proposed investment structure. This review may be followed by a discussion between the investment originator and an investment group head to identify investment opportunities that should be passed on, either because they fall outside of Barings GPFG’s stated investment strategy or offer an unacceptable risk-adjusted return. If the originator and investment group head agree that an investment opportunity is worth pursuing, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is discussed internally with the investment group head and other senior members of the investment group, and in certain instances, the investment group head may elect to review the screening memorandum with the investment committee prior to the preliminary investment proposal.
Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment group head to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all new investment decisions.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters must be approved by Barings GPFG’s internal legal team. Commitment letters include customary conditions as well as any conditions specified by the investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the investment committee as a condition to approval, commitment letters need not include final investment committee approval as a condition precedent.
Documentation
Once an investment opportunity has been approved, negotiation of definitive legal documents occurs, usually simultaneously with completion of any third-party confirmatory due diligence. Typically, legal documentation will be reviewed by Barings GPFG’s internal legal team or by outside legal counsel to ensure that our security interest can be perfected and that all other terms of the definitive loan documents are consistent with the terms approved by the investment committee.
Closing
A closing memorandum is provided to the investment committee. The closing memorandum addresses final investment structure and pricing terms, the sources and uses of funds, any variances from the original approved terms, an update related to the prospect’s financial performance and, if warranted, updates to internal financial models. The closing memorandum also addresses each of the specific conditions to the approval of the investment by the investment committee, including results of confirmatory due diligence with any exceptions or abnormalities highlighted, and includes an analysis of financial covenants with a comparison to the financial forecast prepared by management.
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings GPFG. Barings GPFG’s portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings GPFG investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we foster continuous interaction between investment teams and the investment committee. This frequent communication encourages the early escalation of issues to members of the investment committee to leverage their experience and expertise well in advance of potentially adverse events.

•Ongoing Monitoring. Each portfolio company is assigned to an analyst who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and investment committee.
•Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List” and are reviewed on a more frequent basis. These reviews typically occur monthly but can occur more or less frequently based on situational factors and the availability of updated information from the company. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. We invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPFG). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
•Robust Investment and Portfolio Management System. Barings’ investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings GPFG portfolio management has established a required set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, known as tearsheets, which are used during quarterly portfolio reviews.
Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or “ASC Topic 820” . Our current valuation policy and processes were established by Barings and were approved by the Board.
The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For our portfolio securities, fair value is generally the amount that we might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if we do not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
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

A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables in the notes to our consolidated financial statements may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by the Board and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in this Annual Report on Form 10-K.
Investment Valuation Process
Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by the Barings’ pricing committee.
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments are generally valued using Level 3 inputs.

Independent Valuation
The fair value of bank loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market bank loans, are generally submitted to an independent provider to perform an independent valuation on those bank loans and equity investments as of the end of each quarter. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
For a further discussion of the Procedures, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates — Investment Valuation” included in this Annual Report on Form 10-K.
Valuation Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we will utilize alternative approaches such as broker quotes or manual prices. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Quarterly Net Asset Value Determination
We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
Exit Strategies/Refinancing
While we generally exit most investments through the refinancing or repayment of our debt, we typically assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of these exit strategies.
Competition
We compete for investments with a number of investment funds including public funds, private equity funds, other BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Some of these entities have greater financial and managerial resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
We use the expertise of the investment professionals of Barings to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We believe the relationship we have with Barings enables us to learn about, and compete for financing opportunities with companies in middle-market businesses that operate across a wide range of industries. For additional information concerning the competitive risks we face, see “Item1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” in this Annual Report on Form 10-K.
The Private Offering
We have sold and intend to continue to sell shares of our common stock in private placements to investors in reliance on exemptions from the registration requirements of the Securities Act. Investors who acquire shares of our common stock are required to enter into separate Subscription Agreements. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a Subscription Agreement. Investors will be required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be delivered at least 10 calendar days prior to each required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata, in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including a committee thereof). The Board or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. The Board may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of our organizational and other expenses. Upon the termination of the period (the “Commitment Period”) ending on the earlier to occur of (i) a Liquidity Event (as defined below) and (ii) the seven-year anniversary of the initial closing of shares of common stock, which occurred on July 13, 2020 (the “Initial Closing”), investors will be released from any further obligation to purchase additional shares, subject to certain exceptions contained herein and in the Subscription Agreement. Prior to a Liquidity Event, no investor who purchased shares of our common stock in our private offerings of common stock will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law. If a Liquidity Event has not occurred by the expiration of the Commitment Period, the Board will use its best efforts to wind down and/or liquidate and dissolve the Company. A “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, including an affiliated BDC), such as a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities). The decision whether to pursue a Liquidity Event will be made at the discretion of the Board and with the requisite approval of our stockholders as required by Maryland law.
In addition to all legal remedies available to us, failure by an investor to purchase additional common stock when requested by us will (following a cure period of ten calendar days) result in such defaulting investor being subject to certain default provisions set forth in that investor’s Subscription Agreement, which may include causing the defaulting investor to forfeit up to 25% of the defaulting investor’s shares of common stock to the other investors. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in us.
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the year ended December 31, 2020 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

Dividend Reinvestment Plan
We have a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to “opt-out” and receive such distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.
No action will be required on the part of a registered stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying our investor relations department to request a change form, as described below. Such change form must be received by State Street Bank and Trust Company, the “Plan Administrator” and our transfer agent and registrar, no later than 10 business days prior to the distribution date fixed by the Board for such dividend. If such change form is received less than 10 business days prior to the distribution date fixed by the Board, then that dividend will be reinvested pursuant to the terms of the plan. The Plan Administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election so long as their broker or other financial intermediary notifies the Plan Administrator of the same by submitting the change form.
The number of shares to be issued to a stockholder under the DRIP will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock, as of the last day of our fiscal quarter immediately preceding the date such distribution was declared.
There will be no charges to stockholders who participate in the DRIP. We will pay the Plan Administrator’s fees under the DRIP.
Stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are stockholders who elect to receive their dividends in cash. However, since a participating stockholder’s cash dividends will be reinvested, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account. Common stock received in a dividend may generate a wash sale if such stockholder sold out common stock at a realized loss within 30 days either before or after such dividend.
Participants may elect to receive their entire dividend in cash or to terminate their accounts under the plan by filling out a change form. To request a change form or for more information, please contact our investor relations department at 1-888-401-1088 or bdcinvestorrelations@barings.com.
We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at State Street Bank and Trust Company, One Heritage Drive, North Quincy, MA 02171.
Employees
We do not currently have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the investment advisory agreement with Barings (the “Advisory Agreement”) and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.

Management Agreements
Investment Advisory Agreement
On June 24, 2020, we entered into the Advisory Agreement. Pursuant to the Advisory Agreement, Barings manages our day-to-day operations and provides us with investment advisory services. Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by us; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of its funds.
The Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Barings, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from us for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of any actions or omissions or otherwise based upon the performance of any of Barings’ duties or obligations under the Advisory Agreement or otherwise as our investment adviser. Barings’ services under the Advisory Agreement are not exclusive, and Barings is generally free to furnish similar services to other entities so long as its performance under the Advisory Agreement is not adversely affected.
Under the Advisory Agreement, we pay Barings (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.15% of our gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For our first quarter, the Base Management Fee was calculated based on the value of our gross assets as of such quarter-end. The Base Management Fee for any partial quarter is appropriately pro-rated. For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
The Incentive Fee
The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on capital gains (the “Capital Gains Fee”), which are described in more detail below.
Income-Based Fee
The Income-Based Fee is payable quarterly in arrears to the extent our Pre-Incentive Fee Net Investment Income (as defined below) for the most recently completed calendar quarter divided by our net assets as of the end of such calendar quarter (defined as total assets less indebtedness and before taking into account any Income-Based Fees and Capital Gains Fees payable during the calendar quarter, and appropriately adjusted for any share issuances or repurchases during the calendar quarter) (the “PIFNII Return”) exceeds the Hurdle Rate (as defined below) and is an amount less than or equal to the Incentive Fee Cap (as defined below). The Income-Based Fee is calculated as follows:
(a) No Income-Based Fee in any calendar quarter in which the PIFNII Return does not exceed the Hurdle Rate;
(b) 25% of Pre-Incentive Fee Net Investment Income with respect to that portion of the PIFNII Return that exceeds the Hurdle Rate but is less than or equal to the Catch-Up Hurdle Rate (as defined below) for such calendar quarter, which is referred to as the “Catch-Up”. The Catch-Up is intended to provide the Adviser with an Income-Based Fee equal to 12.5% of all of our Pre-Incentive Fee Net Investment Income if the PIFNII Return equals or exceeds the quarterly Catch-Up Hurdle Rate in any calendar quarter; plus
(c) 12.5% of all Pre-Incentive Fee Net Investment Income with respect to that portion of the PIFNII Return that exceeds the Catch-Up Hurdle Rate.
The Income-Based Fee paid to the Adviser is subject to the Incentive Fee Cap.
(a) In any quarter that the Incentive Fee Cap is zero or a negative value, we pay no Income-Based Fee to Barings for such quarter.
(b) In any quarter that the Incentive Fee Cap for such quarter is a positive value but is less than the Income-Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap),we pay an Income-Based Fee to the Adviser equal to the Incentive Fee Cap for such quarter.
(c) In any quarter that the Incentive Fee Cap for such quarter is equal to or greater than the Income-Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap), we pay an Income-Based Fee to Barings equal to the Income-Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap. For purposes of the calculation of the Income-Based Fee, the following terms have the following meaning:
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that we have not yet received in cash.
Capital Gains Fee
The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon a liquidity event or a termination of the Advisory Agreement), and will equal 12.5% of our realized capital gains, if any, on a cumulative basis from inception through the end of the calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is zero or negative, then no Capital Gains Fee is payable for such year.
Duration and Termination of Advisory Agreement
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities and (ii) the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of our outstanding voting securities or (ii) by the vote of our Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
Board Approval of Advisory Agreement
Our board of directors unanimously approved the Advisory Agreement on June 24, 2020. In determining to approve the Advisory Agreement, the Board requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Adviser, the costs of providing services to us, the profitability of the relationship between us and the Adviser, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, the Board, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Advisory Agreement as being in the best interests of our stockholders.
Administration Agreement
On June 24, 2020, we entered into the Administration Agreement with Barings. Our board of directors unanimously approved the Administration Agreement on June 24, 2020. Under the terms of the Administration Agreement, Barings also provides the administrative services necessary for us to operate (in such capacity, the “Administrator”), including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on our behalf and subject to the Board’s approval, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by Barings on our behalf under the Administration Agreement include, but are not limited to:
• the allocable portion of the Administrator’s rent for our Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
• the allocable portion of the salaries, bonuses, benefits and expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for us under the Administration Agreement;
• the actual cost of goods and services used for us and obtained by the Administrator from entities not affiliated with us, which is reasonably allocated to us on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
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
The Administration Agreement has an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by our board of directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our board of directors, or by Barings, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we intend to elect to be treated and intend to qualify annually as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our intended election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our intended election to be treated as a RIC are outlined below.
•We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by the Board. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “—Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we will generally be required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “—Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2020 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have one wholly-owned taxable subsidiary, or the “Taxable Subsidiary”, which in the future may hold a portion of our portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from such interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.
•Our ability to use leverage as a means of financing our portfolio of investments is limited.
As a BDC, and as a result of the stockholder vote to approve the proposal to authorize us to be subject to the reduced asset coverage ratio of at least 150% under the 1940 Act, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. Additionally, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test.

•We are required to comply with the provisions of the 1940 Act applicable to business development companies.
As a BDC, we are required to have a majority of directors who are not “interested persons” under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “—Regulation of Business Development Companies” below.
Exemptive Relief
As a BDC, we are required to comply with certain regulatory requirements. For example, we generally are not permitted to make loans to companies controlled by Barings or other funds managed by Barings. We are also not permitted to make any co-investments with Barings or its affiliates (including any fund managed by Barings or an investment adviser controlling, controlled by or under common control with Barings) without exemptive relief from the SEC, subject to certain exceptions. The Exemptive Relief that the SEC has granted to Barings permits certain present and future funds, including us, advised by Barings (or an investment adviser controlling, controlled by or under common control with Barings) to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
Regulation of Business Development Companies
The following is a general summary of the material regulatory provisions affecting BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors on a BDC’s board of directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
In addition, the 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than an SBIC wholly-owned by the BDC) or a company that would be an investment company but for exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and
(c) satisfies any of the following:

(i) does not have any class of securities with respect to which a broker or dealer may extend margin credit;
(ii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
(iii) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million;
(iv) does not have any class of securities listed on a national securities exchange; or
(v) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million.
(2) Securities in companies that were eligible portfolio companies when we made our initial investment if certain other requirements are satisfied.
(3) Securities of any eligible portfolio company that we control.
(4) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance (other than conventional lending or financing arrangements).
(5) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.
(6) Securities received in exchange for or distributed on or with respect to securities described in (1) through (5) above, or pursuant to the exercise of warrants or rights relating to such securities.
(7) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), (3) or (4) above.
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available “significant managerial assistance” means, among other things, any arrangement whereby we, through our directors, officers or employees, offer to provide, and, if accepted, do so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Barings provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests required to maintain our tax treatment as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability” included in this Annual Report on Form 10-K.
Code of Business Conduct and Ethics
We and Barings have adopted a code of ethics (the “Global Code of Ethics Policy”), which covers ethics and business conduct. This document applies to our and Barings’ directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Global Code of Ethics Policy may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We will report any amendments to or waivers of a required provision of our Global Code of Ethics Policy under cover of a Current Report on Form 8-K.
Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Michael Cowart serves as our Chief Compliance Officer.
Proxy Voting Policies and Procedures
We delegate our proxy voting responsibilities to Barings. Barings votes proxies relating to our portfolio securities in a manner which we believe will be in the best interest of our stockholders. Barings reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although Barings generally votes against proposals that may have a negative impact on our portfolio securities, they may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of Barings are made by the investment professionals who are responsible for monitoring each of its clients’ investments. To ensure that their vote is not the product of a conflict of interest, Barings requires that: (i) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may, without charge, obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202 or by calling our investor relations department at 888-401-1088.
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ existing Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
We are periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2021, and, starting from the date on which we cease to be an emerging growth company under the JOBS Act (as defined below), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.
JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement;

•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period.
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) it has a valid election in place to be treated as a U.S. person.
For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes).

If an entity treated as a partnership for U.S. federal income tax purposes (a “partnership”) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective stockholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any changes in the tax laws.
Election to be Taxed as a RIC
We intend to elect to be treated and intend to qualify annually as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2020. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
Taxation as a RIC
Provided that we qualify for tax treatment as a RIC, we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98.0% of our ordinary income for each calendar year, (ii) 98.2% of our capital gain net income for the calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.
In order to qualify for tax treatment as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.
In order to meet the 90% Income Test, we utilize the Taxable Subsidiary, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash.
Because any OID or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4.0% U.S. federal excise tax, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation of Business Development Companies — Qualifying Assets” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify for tax treatment as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “—Failure To Obtain RIC Tax Treatment” below.
As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our ICTI in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. Future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. However, if the entity is not treated as a “qualified publicly traded partnership,” the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our tax treatment as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification from tax treatment as a RIC.
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Failure to Obtain RIC Tax Treatment
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify for tax treatment as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, generally at a maximum U.S. federal income tax rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then, seek to re-qualify for tax treatment as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding five-year period unless we made a special election to recognize all such built-in gain upon our re-qualification for tax treatment as a RIC and to pay the corporate-level tax on such built-in gain.
The remainder of this discussion assumes that we will qualify as a RIC.

Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See “Item 1A. Risk Factors — Risk Relating to Our Business and Structure — We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business” included in this Annual Report on Form 10-K.
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the shareholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. shareholder and an exemption from U.S. tax in the hands of a non-U.S. shareholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. shareholders. Under such exemption, a non-U.S. shareholder generally may receive interest-related dividends free of U.S. withholding tax if the shareholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption.
State and Local Tax Treatment
The state and local tax treatment may differ from U.S. federal income tax treatment.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.
Available Information
A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings Capital Investment Corporation, 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202.
We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains our periodic and current reports, proxy and information statements and other information filed electronically by us with the SEC.

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value, could decline, and you may lose all or part of your investment.
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
•We have a limited operating history.
•We are dependent upon Barings’ access to its investment professionals for our success.
•Investors may default on capital drawdowns.
•Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
•The fee structure under the Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
•Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
•Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•There is no public market for shares of our common stock, and we do not expect there to be a market for our shares.
Risks Relating to Our Business and Structure
We have a limited operating history.
We are a newly formed, externally managed, non-diversified, closed-end management investment company and have a limited operating history. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless.
We are dependent upon Barings’ access to its investment professionals for our success.
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and Barings’ investment committee to approve and monitor our portfolio investments. Barings’ investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates would limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Investors may default on capital drawdowns.
In connection with our private offerings of common stock, we will issue drawdown notices on capital commitments from time to time at our discretion based upon our and Barings’ assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to us, and the capital commitments made by non-defaulting investors and our available capital resources, liquidity and/or borrowings are inadequate to cover the defaulted capital commitment, we may be unable to pay our obligations when due, including under the terms of our borrowing arrangements and in connection with the fulfillment of unfunded commitments to our portfolio companies, or otherwise result in a default or implement our investment strategy. Any default by an investor under the relevant Subscription Agreement could also reduce the size of the borrowing base under our revolving credit agreement with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto (the “September 2020 Subscription Facility”), which could result in the administrative agent having the right to call the capital commitments of our investors collateralizing the September 2020 Subscription Facility in order to repay amounts outstanding under the September 2020 Subscription Facility, which would reduce the amount of capital commitments available to us for investment purposes. As a result, we may be subjected to significant penalties and consequences that could have a material adverse effect on the returns of our investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the Subscription Agreements signed by investors in our private offerings of common stock provide for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations.
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
Our ability to continue to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on Barings’ ability to continue to identify, evaluate, invest in and monitor companies that meet our investment criteria. We cannot assure you that we will continue to achieve our investment objectives.
Accomplishing this result on a cost-effective basis will be largely a function of Barings’ handling of the investment process, their ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, Barings’ investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if we are able to grow and build upon our investment operations in a manner commensurate with any capital made available to us as a result of our operating activities, financing activities and/or offerings of our securities, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report on Form 10-K, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.

Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Board based on input from Barings, an independent third-party valuation firm and our audit committee. See “Item 1. Business — Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of the Board. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and some have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to qualify as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss.
There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
Our executive officers and the members of Barings’ investment committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition,

Barings’ investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings will devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
Barings may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping investment objectives with ours. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 1940 Act, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings’ affiliates. Barings' affiliates may pursue or enforce rights with respect to one of our portfolio companies on behalf of other funds or accounts managed by it, and those activities may have an adverse effect on us.
Barings may exercise significant influence over us in connection with MassMutual’s direct and indirect ownership of our common stock.
As of March 23, 2021, MassMutual owns approximately 37.1% of our outstanding common stock. Barings, a wholly-owned indirect subsidiary of MassMutual, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as MassMutual may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings’, its investment committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
Our ability to enter into transactions with Barings and its affiliates is restricted.
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, 5.0% or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the

SEC, a BDC is prohibited from engaging in purchases or sales of assets or joint transactions with the BDC’s officers and directors, and investment adviser, including funds managed by the investment adviser and its affiliates.
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s investment adviser, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to the Exemptive Relief, we are generally permitted to co-invest with funds affiliated with Barings if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
In situations where co-investment with other affiliated funds or accounts is not permitted or appropriate, Barings will need to decide which account will proceed with the investment in accordance with its allocation policies and procedures. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 1940 Act. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, including funds managed by Barings, may limit the scope of investment opportunities that would otherwise be available to us.
We are subject to risks associated with investing alongside other third parties.
We may invest alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over certain activities of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowings by the joint venture is not included when calculating our total borrowings and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
The fee structure under the Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents and net unsettled purchases and sales of investments). Accordingly, the base management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
The income-based fee payable to Barings is calculated based on a percentage of our return on invested capital. The income-based fee payable to Barings may create an incentive for Barings to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. Unlike the base management fee, the income-based fee is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on invested capital, and because the use of leverage increases gross assets without any corresponding increase in invested capital, Barings may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that such hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.
In addition, Barings receives the capital gains fee based, in part, upon net capital gains realized on our investments. Unlike the income-based fee, there is no hurdle rate applicable to the capital gains fee. As a result, Barings may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which may not be in the best interests of our stockholders and could result in higher investment losses, particularly during economic downturns.
The structure of the income-based fee may allow the hurdle rate to be more easily achieved in future periods.
Pursuant to the Advisory Agreement, the income-based fee is payable only if the hurdle rate is achieved. The hurdle rate is currently based on the three month-LIBOR. In the event LIBOR is discontinued, the hurdle rate will be based on the SOFR plus a spread adjustment. Although in recent months LIBOR has been less than SOFR plus the spread adjustment, no assurances can be given that this situation will persist when LIBOR is discontinued. At such time it may become easier for the hurdle rate to be achieved and may result in increased income-based fee payments by the Company to the Adviser than in prior periods.
Barings’ liability is limited under the Advisory Agreement, and we are required to indemnify Barings against certain liabilities, which may lead Barings to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us, and we have agreed to indemnify them, for their acts under the Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Barings is able to resign as our investment adviser and/or our administrator upon 90 days’ notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the Advisory Agreement, Barings has the right to resign as our investment adviser upon 90 days’ written notice, whether a replacement has been found or not. Similarly, Barings’ has the right under the Administration Agreement to resign upon 90 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Our long-term ability to fund new investments and make distributions to our stockholders could be limited if we are unable to renew, extend, replace or expand our current borrowing arrangements, or if financing becomes more expensive or less available.
There can be no guarantee that we will be able to renew, extend, replace or expand our current borrowing arrangements on terms that are favorable to us, if at all. Our ability to obtain replacement financing will be constrained by then-current economic conditions affecting the credit markets. Our inability to renew, extend, replace or expand these borrowings arrangements could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
Regulations governing our operation as a BDC will affect our ability to, and the way in which, we raise additional capital.
In the future, we may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:
•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be prohibited from declaring a dividend or making any distribution to stockholders or repurchasing our shares until such time as we satisfy this test.
•Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common stockholders.
•Our current indebtedness is, and it is likely that any securities or other indebtedness we may issue will be, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
Our continued compliance with the covenants under these financing agreements depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants or otherwise default under one of our financing arrangements could result in foreclosure by the lenders thereunder, which would accelerate our repayment obligations under the financing arrangement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability.
As part of our business strategy, we borrow under financing agreements with certain banks, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. Our obligations under these arrangements are or may be secured by a material portion of our assets. As a result, these lenders are or may have claims that are superior to the claims of our common stockholders, and have or may have fixed-dollar claims on our assets that are superior to the claims of our stockholders. Also, if the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Because we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments than they would have absent such additional leverage and, accordingly, may have a material adverse effect on our operating results. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, our interest earning investments accrue and pay interest at variable rates, and our interest-bearing liabilities accrue interest at variable or potentially fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2020 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2020, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020(1)	(23.4)%	(12.8)%	(2.1)%	8.5%	19.1%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2020(2)	(34.3)%	(19.1)%	(3.9)%	11.3%	26.5%
(1) Assumes $228.2 million in total assets, $118.2 million in debt outstanding, $107.4 million in net assets and an average cost of funds of 1.939%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2020. The assumed amount of debt outstanding for this example includes $116.6 million of outstanding borrowings under the September 2020 Subscription Facility as of December 31, 2020, and assumed additional borrowings of $1.6 million to settle our payable from unsettled transactions as of December 31, 2020.
(2) Assumes $326.4 million in total assets, $214.8 million in debt outstanding and $107.4 million in net assets as of December 31, 2020, and an average cost of funds of 1.939%, which was the weighted average borrowing cost of our borrowings at December 31, 2020.
Based on our total outstanding indebtedness of $116.6 million as of December 31, 2020, assumed additional borrowings of $1.6 million to settle our payable from unsettled transactions as of December 31, 2020 and an average cost of funds of 1.939%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2020, our investment portfolio must experience an annual return of at least 1.00% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $214.8 million calculated assuming a 150% asset coverage ratio as of December 31, 2020 and an average cost of funds of 1.939%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2020, our investment portfolio must experience an annual return of at least 1.28% to cover annual interest payments on our outstanding indebtedness.
Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
The Board has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for or maintain qualification as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
We intend to elect to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, or ICTI, if any. We will be subject to a 4.0% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, provided such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, a portion of distributions paid to our stockholders may be a return of capital and investors in any debt securities we may issue may not receive all of the interest income to which they are entitled.
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, compliance with the covenants under our financing agreements and any debt securities we may issue and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.
Some of the above-described risks may also inhibit our ability to make required interest payments to holders of any debt securities we may issue, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties or trigger cross-default provisions under the terms of our debt agreements.
When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in a higher tax liability when the shares are sold, even if they have not increased in value or have lost value.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual PIK interest or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as PIK interest. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
Because any original issue discount or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or additional equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
There may be potential adverse tax consequences as a result of not being treated as a “publicly offered regulated investment company.”
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition, and results of operations.
Our business depends on the communications and information systems of Barings, its affiliates and our or Barings’ third-party service providers. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our or Barings’ business activities. Our or Barings’ financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Among other things, there could be sudden electrical or telecommunications outages, natural disasters, disease pandemics, events arising from local or larger scale political or social matters and/or cyber-attacks, any one or more of which could have a material adverse effect on our business, financial condition and operating results and negatively affect the value of our common stock.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Our portfolio consists primarily of syndicated senior secured loans and senior secured private middle-market debt and equity investments. Investing in private and middle-market companies involves a number of significant risks. Among other things, these companies:
•may have limited financial resources to meet future capital needs and thus may be unable to grow or meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of Barings’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If Barings is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose all or part of our investment.
In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors or certain of Barings’ investment professionals may serve as directors on the boards of such companies. We or Barings may in the future be subject to litigation that arises out of our investments in these companies, and our officers and directors or Barings and/or its investment professionals may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of our officers’, directors’ and Barings’ time and resources.
The lack of liquidity in our investments may adversely affect our business.
We generally invest in companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale, or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We typically invest in senior debt and first lien notes, however, we have invested, and may invest in the future, a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may in the future make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even if we structure an investment as a senior loan, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.
Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our second priority liens after payment in full of all obligations secured by the senior lender’s first priority liens on the collateral. There is also a risk that such collateral securing our investments may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds from the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of covenant-lite loans, or “Covenant-Lite Loans.” A significant portion of the loans in which we may invest or get exposure to through our investments may be deemed to be Covenant-Lite Loans and it is possible that such loans may comprise a majority of our portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy includes investments in foreign companies. Investing in foreign companies may expose us to additional risk not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although the majority of our investments are currently and are expected to be U.S.-dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks if we engage in hedging transactions.
We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We have and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. For further detail, see “Item 1. Business — Regulation of Business Development Companies” included in this Annual Report on Form 10-K.
We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness. For these reasons, loss of BDC status likely would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or the industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financing agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally will not control our portfolio companies.
We do not, and do not expect to, control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the value of our securities.
We may not realize gains from our equity investments.
Certain investments that we have made in the past and may make in the future include equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

Our investments in asset-backed securities are subject to additional risks.
Asset-backed securities often involve risks that are different from or more acute than risks associated with other types of debt instruments. For instance, asset-backed securities may be particularly sensitive to changes in prevailing interest rates. In addition, the underlying assets may be subject to prepayments that shorten the securities’ weighted average maturity and may lower their return. Asset-backed securities are also subject to risks associated with their structure and the nature of the assets underlying the security and the servicing of those assets. Payment of interest and repayment of principal on asset-backed securities is largely dependent upon the cash flows generated by the assets backing the securities. Certain asset-backed securities are supported by letters of credit, surety bonds or other credit enhancements. However, if many borrowers on the underlying assets default, losses could exceed the credit enhancement level and result in losses to investors, such as the Company. The values of asset-backed securities may be substantially dependent on the servicing of the underlying asset pools, and are therefore subject to risks associated with the negligence by, or defalcation of, their servicers. Furthermore, debtors may be entitled to the protection of a number of state and federal consumer credit laws with respect to the assets underlying these securities, which may give the debtor the right to avoid or reduce payment.
Risks Relating to Our Securities
There is no public market for shares of our common stock, and we do not expect there to be a market for our shares.
There is no existing trading market for shares of our common stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of shares of our common stock may be unable to liquidate an investment in our shares.
The shares of our common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
Investing in our securities may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from registration under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock our pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent, in accordance with the terms of the relevant Subscription Agreement.. Our common stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

General Risk Factors
Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
The U.S. and global capital markets have from time to time experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future.
In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union. The United Kingdom formally left the European Union on January 31, 2020, and the United Kingdom reached the end of the transition period in December 2020. There will likely continue to be considerable uncertainty as to the United Kingdom’s post-transition and post-withdrawal framework, in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. This process and/or the uncertainty associated with it may adversely affect the return on investments economically tied to the United Kingdom or European Union (including investments made pursuant to the European Direct Lending strategy). This may be due to, among other things: (i) increased uncertainty and volatility in the United Kingdom, European Union and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the United Kingdom, the European Union or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which our investments are or become subject.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of the loans we originate and/or fund, which may adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, significant changes in the capital markets, including instances of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.
Terrorist attacks, acts of war, national disasters, outbreaks or pandemics may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19. Since the initial outbreak of COVID-19 in December 2019, a large and growing number of cases have been confirmed around the world. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, border closures and other travel restrictions, causing social unrest and commercial disruption on a global scale. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.
The ongoing spread of COVID-19 has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross-border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the underlying problems. In addition to these developments having adverse consequences in the businesses in which we invest, the operations of the Adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Barings personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There have been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters are currently located at 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
Item 3. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Until the completion of a Liquidity Event, shares of our common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.
Because shares of our common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shares of our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the shares of common stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of our common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of our common stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of our common stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 23, 2021, there were 6 holders of record of our common stock.
Distribution Policy
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income, as determined by the Board in its discretion.
We intend to elect to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements to any debt we may issue in the future.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our ICTI, as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Sales of Unregistered Securities
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
We entered into Subscription Agreements with a number of investors for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to make capital contributions to purchase our common stock at a price at least equal to the net asset value per share as determined by the Board within no more than 48 hours of share issuance up to the amount of their respective capital commitments on an as-needed basis as determined by us with a minimum of 10 calendar days’ prior notice.
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the period from July 13, 2020 (commencement of operations) to December 31, 2020, including shares sold to an affiliate:

	For the period from July 13, 2020 (commencement of operations) to December 31, 2020
Share Issue Date	Shares Issued	Aggregate Offering Price
July 13, 2020	2,500,000	$50,000,000	(1)
August 10, 2020	2,476,474	50,000,000	(2)
Total	4,976,474	$100,000,000
(1)Includes 46,881.25 shares issued at an aggregate offering price of $0.9 million from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and includes 890,743.75 shares issued at an aggregate offering price of $17.8 million from MassMutual.
(2)Includes 46,440.07 shares issued at an aggregate offering price of $0.9 million from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and includes 882,361.32 shares issued at an aggregate offering price of $17.8 million from MassMutual
We had 7,710,486 shares of common stock outstanding as of March 23, 2021. As of March 23, 2021, we have received capital commitments totaling $407.5 million, of which $248.5 million remains available.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2020.

Item 6. Selected Financial Data.
The table below sets forth our selected consolidated balance sheet financial data at December 31, 2020 and sets forth our selected consolidated income statement financial data for the period from July13, 2020 (commencement of operations) to December 31, 2020. The selected consolidated balance sheet financial data at December 31, 2020 and the selected consolidated income statement financial data for the period from July 13, 2020 (commencement of operations) to December 31, 2020 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.
The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
(Dollars and share amounts in thousands, except per share data)
Income statement data:
Investment income:
Total interest and fee income	$3,939
Total investment income	3,939
Operating expenses:
Interest and other financing fees	559
Base management fee	83
Incentive management fees	1,080
Offering costs	137
Professional fees	402
Directors fees	135
D&O insurance	62
Custody and administrative fees	121
Other general and administrative expenses	35
Total operating expenses	2,614
Net investment income before taxes	1,325
Income taxes, including excise tax expense	173
Net investment income after taxes	1,152
Net realized gains:
Non-Control / Non-Affiliate investments	2,006
Net realized gains on investments	2,006
Foreign currency transactions	537
Net realized gains	2,543
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	6,124
Net unrealized appreciation on investments	6,124
Foreign currency transactions	(2,147)
Net unrealized appreciation	3,977
Net realized gains and unrealized appreciation on investments and foreign currency transactions	6,520
Net increase in net assets resulting from operations	$7,672
Net investment income per share — basic and diluted	$0.25
Net increase in net assets resulting from operations per share — basic and diluted	$1.68
Dividends / distributions per share	$—
Net asset value per common share	$21.58
Weighted average number of shares outstanding — basic and diluted	4,559

Year Ended
December 31, 2020
(Dollars in thousands)
Balance sheet data:
Assets:
Investments at fair value	$215,062
Cash	1,928
Foreign currencies	4,578
Interest and fees receivable	1,955
Prepaid expenses and other assets	1,169
Deferred financing fees	913
Receivable from unsettled transactions	2,617
Total assets	$228,222
Liabilities:
Accounts payable and accrued liabilities	$332
Interest payable	33
Administrative fees payable	10
Base management fees payable	51
Incentive management fees payable	1,058
Derivative liability	1,150
Payable from unsettled transactions	1,603
Borrowings under subscriptions facility	116,594
Total liabilities	120,831
Net assets	107,391
Total liabilities and net assets	$228,222
Other data:
Weighted average yield on total investments	6.2%
Number of portfolio companies	52
Expense ratios (as percentage of average net assets)(1):
Base management fee, incentive fees and general and administrative expenses	6.7%
Interest and other financing fees	2.4
Total expenses	9.1%
Ratio of total expenses, including provision for taxes, to average net assets	9.4%
(1)Reflects annualized amounts, from July 13, 2020 (commencement of operations) through December 31, 2020, except in the case of non-recurring expenses (e.g., initial organization expenses, offering costs, capital gains fee and excise tax).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are externally managed by Barings LLC, or Barings, an investment adviser that is registered with the SEC under the Advisers Act. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement, or the Advisory Agreement, and an administration agreement, or the Administration Agreement.
Our investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e. the risk of business cycles or other economic cycles adversely affecting them) and operating risk. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Beginning in July 2020, our initial investment focus was on investing in syndicated senior secured loans, bonds and other fixed income securities. We have transitioned to investing in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum.
As of December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.2%. The weighted average yield on the principal amount on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.2% as of December 31, 2020.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the U.S., the firm’s global headquarters in Charlotte reopened in June 2020, currently all other offices in the U.S. remain closed. In Europe the majority of office locations are currently closed while in Asia all offices remain open. Barings has established a return-to-office taskforce that continues to plan for the safe return of employees to all office locations when the global situation allows. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. We are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of payment-in-kind ("PIK") interest we receive, or result in permanent impairments on our investments. If we restructure a portfolio investment included in the borrowing base under our senior secured revolving credit agreement (the “ING Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto, in certain ways, if a portfolio investment included in the borrowing base under the ING Credit Facility defaults on its obligations or if any such portfolio investment is placed on non-accrual, then there could be a reduction in the borrowing base under the ING Credit Facility. Any reduction in the borrowing base of our credit facilities could have a material adverse effect on our results of operations, financial condition and available liquidity. In addition, any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing our existing borrowings under the September 2020 Subscription Facility and under the ING Credit Facility. As a result, we may be required to reduce the amount of our distributions to stockholders.
As of December 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the September 2020 Subscription Facility and the ING Credit Facility contain, as applicable, affirmative and negative covenants and events of default relating to, among other things, asset coverage requirements, maintaining minimum stockholders’ equity, a minimum liquidity test and maintenance of RIC and BDC status, as well as cross-default provisions relating to other indebtedness.

As of December 31, 2020, we were in compliance with our asset coverage requirements under the 1940 Act and covenants under our applicable credit agreements. However, any increase in unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity and minimum asset coverage. In the event of a default under the September 2020 Subscription Facility, the administrative agent would have the right to call the capital commitments of our investors collateralizing the September 2020 Subscription Facility in order to repay amounts outstanding under the September 2020 Subscription Facility, which would reduce the amount of capital commitments available to us for investment purposes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. In addition, if we fail to satisfy the covenants under the ING Credit Facility or are unable to cure any event of default or obtain a waiver from the necessary lenders, it could result foreclosure by the lenders under the ING Credit Facility or otherwise accelerate our repayment obligations and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, approximately $164.1 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In addition, the September 2020 Subscription Facility and the ING Credit Facility have floating rate interest provisions. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below for an analysis of the impact of hypothetical base rate changes in interest rates.
We will continue to monitor the situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments,our financial condition and the results of operations and financial condition of our portfolio companies.
Portfolio Composition
As of December 31, 2020, we had investments in 52 portfolio companies and three money market funds with an aggregate cost of $208.9 million and total value of $215.1 million. As of December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4
Structured products	9,774,483	5	10,382,698	5
Equity shares	218,903	—	206,595	—
Equity warrants	68,122	—	111,578	—
Short-term investments	31,100,605	15	31,100,444	15
	$208,937,928	100%	$215,061,688	100%
Investment Activity
During the year ended December 31, 2020, we made new investments totaling $230.3 million, excluding short-term investments. We had one loan repay at par totaling $1.5 million, received $0.4 million of portfolio company principal payments and sold $49.9 million of loans, recognizing a net realized gain on these transactions of $2.0 million.
Total portfolio investment activity for the period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

From July 13, 2020 (commencement of operations) to December 31, 2020	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
New investments	209,771,404	10,342,123	9,885,806	218,903	68,122	167,417,859	397,704,217
Proceeds from sales of investments	(48,375,495)	(1,497,165)	—	—	—	(136,305,118)	(186,177,778)
Loan origination fees received	(3,437,343)	(45,832)	—	—	—	—	(3,483,175)
Principal repayments received	(1,784,880)	—	(111,323)	—	—	—	(1,896,203)
Payment-in-kind interest payments earned	144,715	—	—	—	—	—	144,715
Accretion of loan premium/discount	488,302	57,687	—	—	—	—	545,989
Accretion of deferred loan origination revenue	91,656	2,727	—	—	—	—	94,383
Realized loss	1,914,269	103,647	—	—	—	(12,136)	2,005,780
Unrealized appreciation (depreciation)	5,426,059	58,499	608,215	(12,308)	43,456	(161)	6,123,760
Fair value, end of period	$164,238,687	$9,021,686	$10,382,698	$206,595	$111,578	$31,100,444	$215,061,688
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2020, we had no non-accrual assets.

Results of Operations
For the period from July 13, 2020 (commencement of operations) to December 31, 2020
Operating results for the period from July 13, 2020 (commencement of operations) to December 31, 2020 were as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Total investment income	$3,938,811
Net operating expenses	2,613,986
Net investment income before taxes	1,324,825
Income taxes, including excise tax expense	172,735
Net investment income after taxes	1,152,090
Net realized gains	2,543,488
Net unrealized appreciation	3,976,534
Net increase in net assets resulting from operations	$7,672,112
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Total interest income	$3,357,386
Total fee and other income	269,192
Total payment-in-kind interest income	312,233
Total investment income	$3,938,811
Investment income for the period from July 13, 2020 (commencement of operations) to December 31, 2020 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Interest and other financing fees	$559,024
Base management fee	82,888
Incentive management fees	1,080,565
Offering costs	137,219
Professional fees	401,744
Directors fees	135,000
D&O insurance	61,607
Custody and administrative fees	120,992
Other general and administrative expenses	34,947
Total operating expenses	$2,613,986

Interest and Other Financing Fees
Interest and other financing fees during the period from July 13, 2020 (commencement of operations) to December 31, 2020 were attributable to borrowings under the September 2020 Subscription Facility (as defined below under “Liquidity and Capital Resources”).
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For our first quarter, the base management fee was calculated based on the value of our gross assets as of such quarter-end. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the amount of base management fee incurred was $82,888.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income and (ii) an incentive fee based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year. The incentive fee based on pre-incentive fee net investment income is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the amount of Income-Based Fee incurred was $0.3 million and the Capital Gains Fee was $0.8 million. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Other General and Administrative Expenses
On June 24, 2020, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount.
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the amount of administration expense incurred and invoiced by Barings for expenses was $10,000. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include bank service fees, transfer agent fees and other costs related to our operations.

Net Realized Gains
Net realized gains during the period from July 13, 2020 (commencement of operations) to December 31, 2020 were as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Non-Control / Non-Affiliate investments	$2,005,780
Net realized gains on investments	2,005,780
Foreign currency transactions	537,708
Net realized gains	$2,543,488

For the period from July 13, 2020 (commencement of operations) to December 31, 2020 we recognized a net realized gain totaling $2.5 million, which consisted primarily of a net gain on our loan portfolio of $2.0 million and a gain on foreign currency transactions of $0.5 million
Net Unrealized Appreciation
Net unrealized appreciation during the period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Non-Control / Non-Affiliate investments	$6,123,760
Net unrealized appreciation on investments	6,123,760
Foreign currency transactions	(2,147,226)
Net unrealized appreciation	$3,976,534

For the period from July 13, 2020 (commencement of operations) to December 31, 2020, we recorded net unrealized appreciation totaling $4.0 million, consisting of net unrealized appreciation on our current portfolio of $6.7 million, net unrealized depreciation related to foreign currency transactions of $2.1 million and net unrealized depreciation reclassification adjustments of $0.6 million related to realized gains and losses recognized during the year. The net unrealized appreciation on the Company’s current portfolio of $6.7 million was driven primarily by the impact of foreign currency exchange rates on middle-market debt investments of $1.6 million and the broad market moves for the entire investment portfolio of $5.1 million.
Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our short-term investments, our available borrowing capacity under the September 2020 Subscription Facility and the ING Credit Facility, unfunded capital commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 190.9% as of December 31, 2020.

Cash Flows
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, we experienced a net increase in cash in the amount of $6.5 million. During that period, our operating activities used $207.0 million in cash, consisting primarily of purchases of portfolio investments of $228.7 million and purchases of short-term investments of $167.4 million, partially offset by proceeds from sales of investments totaling $49.2 million and proceeds from the sales of short-term investments of $136.3 million. In addition, financing activities provided net cash of $213.5 million, consisting primarily of borrowings under the September 2020 Subscription Facility of $114.6 million and proceeds from the issuance of common stock of $100.0 million. At December 31, 2020, we had $6.5 million of cash on hand, including foreign currencies.
Financing Transactions
September 2020 Subscription Facility
On September 21, 2020, we entered into the September 2020 Subscription Facility with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows us to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.
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
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. We are required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
We and the administrative agent, for the benefit of the secured parties, have entered into a borrower security agreement pursuant to which our obligations under the September 2020 Subscription Facility are secured by a first-priority security interest in our right, title and interest in the capital commitments of our investors. In addition, we and the administrative agent, for the benefit of the secured parties, have entered into a borrower pledge of collateral account pursuant to which our obligations under the September 2020 Subscription Facility are secured by a first-priority security interest in our account held at State Street Bank and all of our right, title and interest in the amounts or property held in such account.
We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to us that are contained in the 1940 Act. As of December 31, 2020, we were in compliance with all covenants of the September 2020 Subscription Facility.

As of December 31, 2020, we had U.S. dollar borrowings of $65.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 2.000% (weighted average one month LIBOR of 0.150%), borrowings denominated in British pounds sterling of £15.3 million ($20.9 million U.S. dollars) with a weighted average interest rate of 1.871% (weighted average one month GBP LIBOR of 0.021%), borrowings denominated in Australian dollars of A$10.9 million ($8.4 million U.S dollars) with a weighted average interest rate of 1.866% (weighted average one month BBSY of 0.016%) and borrowings denominated in Euros of €18.2 million ($22.3 million U.S. dollars) with an interest rate of 1.850% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
ING Capital Credit Facility
Subsequent to year-end, on January 15, 2021, we entered into the ING Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility total $65.0 million. The ING Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $100.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our present and future property and assets and is guaranteed by certain of our subsidiaries. The final maturity date of the ING Credit Facility is January 14, 2022.
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.50% or the adjusted eurocurrency rate plus 2.50%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.50%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.70%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.80%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. We pay a commitment fee on undrawn amounts under the ING Credit Facility
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of our portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of our portfolio, (iii) meeting a minimum liquidity test and (iv) maintaining our status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the ING Credit Facility, we also entered into new collateral documents. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us.
We, one of our subsidiaries, BCIC Holdings, Inc., ING, as administrative agent, the financing agents and designated indebtedness holders that become parties thereto and ING, as collateral agent, also entered into a guarantee, pledge and security agreement, dated as of January 15, 2021, pursuant to which our obligations under the ING Credit Facility are secured by a first-priority security interest (subject to certain exceptions) in substantially all of our and our subsidiary guarantors’ present and future property and assets.

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
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables in the notes to our consolidated financial statements may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process
Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings’ pricing committee.
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of bank loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market bank loans, are generally submitted to an independent provider to perform an independent valuation on those bank loans and equity investments as of the end of each quarter. Such bank loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such bank loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings will continue to use its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
Valuation Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we will utilize alternative approaches such as broker quotes or manual prices. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.

Revenue Recognition
Interest and Dividend Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The cessation of recognition of such interest will negatively impact the reported fair value of the investment. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
We may have to include interest income in our ICTI, including OID income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, advisory, loan amendment and other fees, and are recorded as investment income when earned.

Fee income for the period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$86,307
Management, valuation and other fees	39,604
Total Recurring Fee Income	125,911
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	8,076
Advisory, loan amendment and other fees	135,205
Total Non-Recurring Fee Income	143,281
Total Fee Income	$269,192
Payment-in-Kind (PIK) Interest Income
We currently hold, and expect to hold in the future, some loans in our portfolio that contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our tax treatment as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.
We may have to include in our ICTI, PIK interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount.
Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; global pandemics; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, BBSY, EURIBOR and GBP LIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2020, we were not a party to any interest rate hedging arrangements.
As of December 31, 2020, approximately $164.1 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $3.3 million on an annual basis.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. A hypothetical 200 basis point increase or decrease in the interest rates on the September 2020 Subscription Facility could increase or decrease, as applicable, our interest expense by a maximum of $2.3 million on an annual basis (based on the amount of outstanding borrowings under the September 2020 Subscription Facility as of December 31, 2020).
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.50% or the adjusted eurocurrency rate plus 2.50%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.50%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.70%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.80%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. We had no borrowings under the ING Credit Facility as of December 31, 2020, but assuming we drew the full amount of $65.0 million under the ING Credit Facility, a hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $1.3 million on an annual basis.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the September 2020 Subscription Facility and under the ING Credit Facility to finance such investments. As of December 31, 2020, we had U.S. dollar borrowings of $65.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 2.000%, borrowings denominated in British pounds sterling of £15.3 million ($20.9 million U.S. dollars) with a weighted average interest rate of 1.871%, borrowings denominated in Australian dollars of A$10.9 million ($8.4 million U.S. dollars) with a weighted average interest rate of 1.866% and borrowings denominated in Euros of €18.2 million ($22.3 million U.S. dollars) with an interest rate of 1.850%. As of December 31, 2020, we had no borrowings under the ING Credit Facility.
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2020 was as follows:

Portfolio Company(1)	Investment Type	December 31, 2020
British Engineering Services Holdco Limited(1)	Delayed Draw Term Loan	$1,072,276
CSL DualCom(3)	Delayed Draw Term Loan	1,253,930
FitzMark Buyer, LLC(2)	Delayed Draw Term Loan	735,294
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	1,607,991
IGL Holdings III Corp.(2)	Delayed Draw Term Loan	2,048,397
INOS 19-090 GmbH(4)	Acquisition Facility	944,839
Kano Laboratories LLC(2)	Delayed Draw Term Loan	1,573,803
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	802,138
Murphy Midco Limited(3)	Delayed Draw Term Loan	1,143,468
Pacific Health Supplies Bidco Pty Limited(5)	Delayed Draw Term Loan	410,784
Questel Unite(4)	Cap Acquisition Facility	735,780
Radwell International, LLC(2)	Delayed Draw Term Loan	184,911
REP SEKO MERGER SUB LLC	Delayed Draw Term Loan	727,273
Safety Products Holdings, LLC(2)	Delayed Draw Term Loan	1,293,469
SSCP Pegasus Midco Limited(3)	Delayed Draw Term Loan	1,912,793
Utac Ceram(4)	Delayed Draw Term Loan	1,101,195
W2O Holdings, Inc.	Delayed Draw Term Loan	2,420,752
Total unused commitments to extend financing		$19,969,093
(1)The Company’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Contractual Obligations
As of December 31, 2020, our future fixed commitments for cash payments were as follows:

	Total	2021	2022-2023	2024-2025	2026-Future
September 2020 Subscription Facility borrowings	$116,593,920	$—	$116,593,920	$—	$—
Interest and fees on September 2020 Subscription Facility borrowings(1)	4,113,970	2,391,081	1,722,889	—	—
Total	$120,707,890	$2,391,081	$118,316,809	$—	$—

(1)Amounts represent (i) credit facility commitment fees calculated on the unused amount, which was $43.4 million as of December 31, 2020 and (ii) interest expense calculated at a rate of 1.939% of outstanding credit facility borrowings, which were $116.6 million as of December 31, 2020.
Recent Developments
Subsequent to December 31, 2020, we made approximately $119.2 million of new commitments, of which $104.3 million closed and funded. The $104.3 million of investments consist of $98.6 million of first lien senior secured debt investments, a $5.0 million second lien senior secured debt investment, and $0.7 million of equity investments. The weighted average yield of the debt investments was 6.9%. In addition, we funded $2.6 million of previously committed delayed draw term loans.
On January 15, 2021, we entered into the ING Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility total $65.0 million. The ING Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $100.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our present and future property and assets and is guaranteed by certain of our subsidiaries. The final maturity date of the ING Credit Facility is January 14, 2022. See “— Liquidity and Capital Resources” above for more information.
On January 25, 2021, we issued and sold 2,548,656.163 shares of our common stock to our investors, pursuant to the terms of the Subscription Agreements, for an aggregate offering price of $55.0 million in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On January 28, 2021, we issued and sold 185,356.812 shares of our common stock to certain of our investors, pursuant to the terms of the Subscription Agreements, for an aggregate offering price of $4.0 million in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On February 18, 2021, we established a joint venture with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The joint venture is named Banff Partners LP.

On March 23, 2021 our Board declared a quarterly distribution of $0.38 per share payable on April 30, 2021 to holders of record as of March 31, 2021.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
See the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K, which is incorporated by reference herein.
Item 8.  Financial Statements and Supplementary Data.
See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
On March 23, 2021, upon the recommendation of its Nominating and Corporate Governance Committee, the Board increased the size of the Board to seven directors from five directors and appointed John A. Switzer and David Mihalick to fill the vacancies created by the expansion. Mr. Switzer has been elected as a Class I director of the Company, effective March 23, 2021, to serve the remainder of the full term of such Class I directorship until the Company’s 2023 annual meeting of stockholders and until his successor has been elected and qualifies. The Board also appointed Mr. Switzer to the Nominating and Corporate Governance Committee and the Audit Committee of the Board.
Mr. Mihalick has been elected as a Class II director of the Company, effective March 23, 2021, to serve the remainder of the full term of such Class II directorship until the Company’s 2021 annual meeting of stockholders and until his successor has been elected and qualifies.
The appointments of Mr. Switzer and Mr. Mihalick were not made pursuant to any arrangement or understanding between either individual and any other person. Further, with regard to each of Mr. Switzer and Mr. Mihalick, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have adopted a code of ethics, the Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as Barings’ officers, directors and employees.
We will provide any person, without charge, upon request, a copy of our Global Code of Ethics Policy. To receive a copy, please provide a written request to: Barings Capital Investment Corporation, Attn: Chief Compliance Officer, 300 South Tryon Street, Suite 2500 Charlotte, North Carolina, 28202. There have been no material changes to the procedures by which stockholders may recommend nominees to the Board that have been implemented since the date the Company last filed a periodic report with the SEC.
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2020.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Barings Capital Investment Corporation Financial Statements:
(2) Financial Statement Schedules
None.
Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(3) List of Exhibits
The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the Registrant and are herein incorporated by reference.

Number	Exhibit
3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

3.2
Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1
Investment Advisory Agreement, dated June 24, 2020, between the Company and the Adviser (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on August 5, 2020 and incorporated herein by reference).

10.2
Form of Sub-Advisory Agreement between the Adviser and Sub-Adviser (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.3
Administration Agreement, dated June 24, 2020 between the Company and the Administrator (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

Number	Exhibit
10.4
Trademark License Agreement, dated June 24, 2020, between the Company and the Adviser (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.5
Dividend Reinvestment Plan (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.6
Form of Indemnification Agreement for Directors and Officers (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.7
Master Custodian Agreement, dated August 2, 2018, by and between the Company and State Street Bank and Trust Company (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.8
Form of Subscription Agreement for the Company’s Common Stock (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

10.9
Revolving Credit Agreement, dated as of September 21, 2020, by and between the Registrant and Société Générale (Filed as Exhibit 10.1 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020 and incorporated herein by reference).

10.10
Borrower Security Agreement, dated as of September 21, 2020, by and between the Registrant and Société Générale (Filed as Exhibit 10.2 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020 and incorporated herein by reference).

10.11
Borrower Pledge of Collateral Account, dated as of September 21, 2020, by and between the Registrant and Société Générale (Filed as Exhibit 10.3 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020 and incorporated herein by reference).

10.12
Senior Secured Revolving Credit Agreement, dated as of January 15, 2021, among the Company, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

10.13
Guarantee, Pledge and Security Agreement, dated as of January 15, 2021, among the Company, the subsidiary guarantors thereto, each financing agent or designated indebtedness holder party thereto and ING Capital LLC, as administrative agent and collateral agent (Filed as Exhibit 10.2 to the Registrant's Current report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2021 and incorporated herein by reference).

21.1	List of Subsidiaries*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Number	Exhibit
32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 23, 2021

BARINGS CAPITAL INVESTMENT CORPORATION

By:	/s/ Ian Fowler
Name: Ian Fowler
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Fowler	Chief Executive Officer and President (Principal Executive Officer)	March 23, 2021
Ian Fowler

/s/ Jonathan Bock	Chief Financial Officer (Principal Financial Officer)	March 23, 2021
Jonathan Bock

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	March 23, 2021
Elizabeth A. Murray

/s/ Michael Freno	Chairman of the Board	March 23, 2021
Michael Freno

/s/ Eric Lloyd	Director	March 23, 2021
Eric Lloyd

/s/ Mark F. Mulhern	Director	March 23, 2021
Mark F. Mulhern

/s/ Thomas W. Okel	Director	March 23, 2021
Thomas W. Okel

/s/ Jill Olmstead	Director	March 23, 2021
Jill Olmstead

Barings Capital Investment Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Barings Capital Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Barings Capital Investment Corporation and subsidiary (the Company), including the consolidated schedule of investments, as of December 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the period from July 13, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of operations, and its cash flows for the period July 13, 2020 to December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2020, by correspondence with custodians, portfolio companies or agents or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Charlotte, North Carolina
March 23, 2021

Barings Capital Investment Corporation
Consolidated Balance Sheet

December 31,
2020
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $177,837,323 at December 31, 2020)	$183,961,244
Short-term investments (cost of $31,100,605 December 31, 2020)	31,100,444
Total investments at fair value	215,061,688
Cash	1,928,403
Foreign currencies (cost of $4,516,684 as of December 31, 2020)	4,577,775
Interest and fees receivable	1,955,371
Prepaid expenses and other assets	1,168,788
Deferred financing fees	913,375
Receivable from unsettled transactions	2,616,480
Total assets	$228,221,880
Liabilities:
Accounts payable and accrued liabilities	$331,717
Interest payable	32,527
Administrative fees payable	10,000
Base management fees payable	50,811
Incentive management fees payable	1,058,352
Derivative liability	1,150,208
Payable from unsettled transactions	1,603,129
Borrowings under subscription facility	116,593,920
Total liabilities	120,830,664
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 4,976,474 shares issued and outstanding as of December 31, 2020)	4,976
Additional paid-in capital	99,655,070
Total distributable earnings	7,731,170
Total net assets	107,391,216
Total liabilities and net assets	$228,221,880
Net asset value per share	$21.58

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statement of Operations

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$3,338,521
Short-term investments	18,865
Total interest income	3,357,386
Fee and other income:
Non-Control / Non-Affiliate investments	269,192
Total fee and other income	269,192
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	312,233
Total payment-in-kind interest income	312,233
Total investment income	3,938,811
Operating expenses:
Interest and other financing fees	559,024
Base management fee (Note 2)	82,888
Incentive management fees (Note 2)	1,080,565
Offering costs	137,219
Professional fees	401,744
Directors fees	135,000
D&O insurance	61,607
Custody and administrative fees	120,992
Other general and administrative expenses (Note 2)	34,947
Total operating expenses	2,613,986
Net investment income before taxes	1,324,825
Income taxes, including excise tax expense	172,735
Net investment income after taxes	1,152,090
Realized gains and unrealized appreciation on investments and foreign currency transactions:
Net realized gains:
Non-Control / Non-Affiliate investments	2,005,780
Net realized gains on investments	2,005,780
Foreign currency transactions	537,708
Net realized gains	2,543,488
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	6,123,760
Net unrealized appreciation on investments	6,123,760
Foreign currency transactions	(2,147,226)
Net unrealized appreciation	3,976,534
Net realized gains and unrealized appreciation on investments and foreign currency transactions	6,520,022
Net increase in net assets resulting from operations	$7,672,112
Net investment income per share — basic and diluted	$0.25
Net increase in net assets resulting from operations per share — basic and diluted	$1.68
Weighted average number of shares outstanding — basic and diluted	4,558,929

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statement of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
For the period from July 13, 2020 (commencement of operations) to December 31, 2020	Number of Shares	Par Value			Total Net Assets
Balance, July 13, 2020(1)	—	$—	$—	$(280,896)	$(280,896)
Net investment income	—	—	—	1,152,090	1,152,090
Net realized gain on investments / foreign currency transactions	—	—	—	2,543,488	2,543,488
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,976,534	3,976,534
Return of capital and other tax related adjustments	—	—	(339,954)	339,954	—
Issuance of common stock	4,976,474	4,976	99,995,024	—	100,000,000
Balance, December 31, 2020	4,976,474	$4,976	$99,655,070	$7,731,170	$107,391,216

(1)The beginning balance of $(280,896) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statement of Cash Flows

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,672,112
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(228,683,230)
Repayments received / sales of portfolio investments	49,152,383
Purchases of short-term investments	(167,417,859)
Sales of short-term investments	136,305,118
Loan origination and other fees received	3,483,175
Net realized gain on investments	(2,005,780)
Net realized gain on foreign currency transactions	(537,708)
Net unrealized appreciation on investments	(6,123,760)
Net unrealized depreciation on foreign currency transactions	2,147,226
Payment-in-kind interest accrued, net of payments received	(304,610)
Amortization of deferred financing fees	148,114
Amortization of offering costs	137,219
Accretion of loan origination and other fees	(94,383)
Amortization / accretion of purchased loan premium / discount	(545,989)
Changes in operating assets and liabilities:
Interest and fees receivable	(1,540,389)
Prepaid expenses and other assets	249,616
Accounts payable and accrued liabilities	925,104
Interest payable	32,391
Net cash used in operating activities	(207,001,250)
Cash flows from financing activities:
Borrowings under subscription facility	114,568,917
Financing fees paid	(1,061,489)
Issuance of common stock	100,000,000
Net cash provided by financing activities	213,507,428
Net increase in cash	6,506,178
Cash and foreign currencies, beginning of year	—
Cash and foreign currencies, end of year	$6,506,178
Supplemental disclosure of cash flow information:
Cash paid for interest	$304,856
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

AEP Holdings, Inc. (4.2%)*(4) (5)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(13)	$1,511,059	$1,435,213	$1,480,838
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(7)	3,083,397	3,022,858	3,021,729
			4,594,456	4,458,071	4,502,567

Ahead DB Borrower, LLC. (0.7%)*(4) (5) (7)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	741,557	719,673	719,310
			741,557	719,673	719,310

Air Canada 2020-2 Class B Pass Through Trust (2.5%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,500,000	2,500,000	2,692,389
			2,500,000	2,500,000	2,692,389

Anagram Holdings, LLC (5.8%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5% PIK, Acquired 08/20, Due 08/25)	5,469,512	5,026,115	6,235,244
			5,469,512	5,026,115	6,235,244

Apex Tool Group, LLC (0.4%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.5% Cash, Acquired 07/20, Due 08/24)	411,915	392,826	406,371
			411,915	392,826	406,371

Archimede (7.0%)*(3) (4) (5) (12)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	7,708,364	7,320,487	7,515,655
			7,708,364	7,320,487	7,515,655

Argus Bidco Limited (0.9%)*(3) (4) (5) (10)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.8% Cash, Acquired 12/20, Due 12/27)	1,012,555	953,786	982,179
			1,012,555	953,786	982,179

AVSC Holding Corp. (3.8%)*(5)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25) (7)	249,372	227,574	221,941
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,404,342	3,310,680	3,897,972
			3,653,714	3,538,254	4,119,913

British Airways 2020-1 Class B Pass Through Trust (1.5%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,500,000	1,500,000	1,661,827
			1,500,000	1,500,000	1,661,827

British Engineering Services Holdco Limited (1.3%)*(3) (4) (5) (10)	Engineering Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	1,478,002	1,368,637	1,403,233
			1,478,002	1,368,637	1,403,233

Carlson Travel, Inc. (4.1%)*	Business Equipment & Services	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	2,000,000	1,575,000	1,647,500
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 11/20, Due 03/25)	2,660,000	2,603,913	2,746,450
		Common Stock (1,231 units, Acquired 11/20)(4)		55,395	43,085
			4,660,000	4,234,308	4,437,035

Cineworld Group PLC (5.1%)*(3) (5)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 2.8% Cash, Acquired 04/20, Due 02/25) (7)	6,081,689	3,874,533	4,104,167
		Super Senior Secured Term Loan (7.00% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,084,989	970,160	1,287,524
		Warrants (371,024 units, Acquired 12/20)		68,122	111,578
			7,166,678	4,912,815	5,503,269

CSL DualCom (4.2%)*(3) (4) (5) (10)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	4,702,236	4,209,846	4,539,434
			4,702,236	4,209,846	4,539,434

Cvent, Inc. (1.8%)*(5) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 11/24)	1,971,413	1,704,131	1,892,557
			1,971,413	1,704,131	1,892,557

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Discovery Education, Inc. (6.9%)*(4) (5) (6)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	$7,500,000	$7,371,942	$7,368,750
			7,500,000	7,371,942	7,368,750

FitzMark Buyer, LLC (1.6%)*(4) (5) (6)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	1,764,706	1,714,927	1,714,706
			1,764,706	1,714,927	1,714,706

Foundation Risk Partners, Corp. (3.1%)*(4) (5) (7)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	2,835,412	2,766,405	2,766,684
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	555,556	512,450	516,889
			3,390,968	3,278,855	3,283,573

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (3.7%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,885,806	3,885,806	4,009,264
			3,885,806	3,885,806	4,009,264

Hoffmaster Group Inc. (2.1%)*(5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,540,558	2,167,502	2,222,988
			2,540,558	2,167,502	2,222,988

Houghton Mifflin Harcourt Publishers Inc. (0.4%)*(3) (5) (6)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	487,179	455,484	466,679
			487,179	455,484	466,679

IGL Holdings III Corp. (4.4%)*(4) (5) (7)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	4,857,627	4,722,806	4,719,507
			4,857,627	4,722,806	4,719,507

Infoblox, Inc. (2.7%)*(5) (8)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 11/28)	2,842,720	2,828,609	2,860,487
			2,842,720	2,828,609	2,860,487

INOS 19-090 GmbH (3.8%)*(3) (4) (5) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	4,251,776	4,117,699	4,133,671
			4,251,776	4,117,699	4,133,671

JetBlue 2019-1 Class B Pass Through Trust (1.9%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,888,677	1,888,677	2,019,218
			1,888,677	1,888,677	2,019,218

Kano Laboratories LLC (3.2%)*(4) (5) (7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	3,419,558	3,321,458	3,319,691
		Partnership Equity (78.7 units, Acquired 11/20)		78,690	78,690
			3,419,558	3,400,148	3,398,381

Kona Buyer, LLC (9.1%)*(4) (5) (7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	10,000,000	9,752,134	9,750,000
			10,000,000	9,752,134	9,750,000

Learfield Communications, LLC (4.8%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(5)(6)	68,401	48,223	61,536
		First Lien Senior Secured Term Loan (LIBOR + 3.00%, 3.2% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(7)	5,129,549	5,083,688	5,095,335
			5,197,950	5,131,911	5,156,871

Modern Star Holdings Bidco Pty Limited. (3.3%)*(3) (4) (5) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	3,630,729	3,454,445	3,498,798
			3,630,729	3,454,445	3,498,798

MSG National Properties (4.7%)*(3) (4) (5) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	5,000,000	4,852,932	5,025,000
			5,000,000	4,852,932	5,025,000

Murphy Midco Limited (3.1%)*(3) (4) (5) (11)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.5% Cash, Acquired 11/20, Due 11/27)	3,430,406	3,196,205	3,293,189
			3,430,406	3,196,205	3,293,189

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Music Reports, Inc. (2.1%)*(4) (5) (6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	$2,285,363	$2,230,977	$2,234,894
			2,285,363	2,230,977	2,234,894

Omni Intermediate Holdings, LLC (2.3%)*(4) (5) (6)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	2,500,000	2,425,066	2,425,000
			2,500,000	2,425,066	2,425,000

Omnitracs, LLC (4.6%)*(5) (6)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 09/20, Due 09/28)	5,000,000	4,902,454	4,925,000
			5,000,000	4,902,454	4,925,000

Pacific Health Supplies Bidco Pty Limited (4.5%)*(3) (4) (5) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	4,947,897	4,612,849	4,795,353
			4,947,897	4,612,849	4,795,353

PerTronix, LLC (2.6%)*(4) (5) (8)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	2,877,664	2,835,535	2,834,499
			2,877,664	2,835,535	2,834,499

Playtika Holding Corp. (0.5%)*(5) (7)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 12/24)	487,179	491,628	489,562
			487,179	491,628	489,562

Premium Franchise Brands, LLC (4.6%)*(4) (5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	5,000,000	4,900,333	4,900,000
			5,000,000	4,900,333	4,900,000

Questel Unite (1.6%)*(3) (4) (5) (13)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/27)	1,791,868	1,734,376	1,748,611
			1,791,868	1,734,376	1,748,611

Radwell International, LLC (0.7%)*(4) (5) (7)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	815,089	795,255	795,089
			815,089	795,255	795,089

Recovery Point Systems, Inc. (4.8%)*(4) (5) (6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)	5,122,737	5,025,591	5,109,930
			5,122,737	5,025,591	5,109,930

REP SEKO MERGER SUB LLC (3.9%)*(4) (5) (6)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	4,272,727	4,145,244	4,172,727
			4,272,727	4,145,244	4,172,727

RPX Corporation (4.6%)*(4) (5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	5,000,000	4,891,445	4,887,500
			5,000,000	4,891,445	4,887,500

Safety Products Holdings, LLC (3.3%)* (5) (4)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26) (7)	3,621,713	3,511,811	3,511,122
		Common Stock (84.8 units, Acquired 12/20)		84,818	84,820
			3,621,713	3,596,629	3,595,942

Serta Simmons Bedding LLC (1.7%)*(5) (6)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,995,000	1,672,442	1,791,929
			1,995,000	1,672,442	1,791,929

SISU ACQUISITIONCO., INC. (4.6%)*(4) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	5,000,000	4,900,380	4,900,000
			5,000,000	4,900,380	4,900,000

SN BUYER, LLC (4.6%)*(4) (5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	5,000,000	4,900,628	4,900,000
			5,000,000	4,900,628	4,900,000

SSCP Pegasus Midco Limited (2.5%)*(3) (4) (5) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	2,874,608	2,692,724	2,730,986
			2,874,608	2,692,724	2,730,986

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Syniverse Holdings, Inc. (3.9%)*(5) (7)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	$4,661,084	$3,771,502	$4,199,497
			4,661,084	3,771,502	4,199,497

UKFast Leaders Limited (5.5%)*(3) (4) (5) (9)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 09/27)	6,056,570	5,535,216	5,906,367
			6,056,570	5,535,216	5,906,367

Utac Ceram (4.6%)*(3) (4) (5) (13)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	5,138,910	4,732,803	4,981,607
			5,138,910	4,732,803	4,981,607

W2O Holdings, Inc. (-0.0%)*(4) (5)	Technology Distributors	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)		(46,877)	(42,121)
				(46,877)	(42,121)

Winebow Group, LLC, (The) (2.0%)* (5) (6)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/20, Due 07/21)	2,348,162	2,032,092	2,146,807
			2,348,162	2,032,092	2,146,807

Subtotal Non–Control / Non–Affiliate Investments			188,455,633	177,837,323	183,961,244

Short-Term Investments:

BlackRock, Inc. (14.2%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.08% yield)		15,201,727	15,201,647
				15,201,727	15,201,647

HSBC Holdings PLC (0.1%)*	Money Market Fund	HSBC Funds U.S. Government Money Market Fund (0.03% yield)		95,051	95,051
				95,051	95,051

JPMorgan Chase & Co. (14.7%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		15,803,827	15,803,746
				15,803,827	15,803,746

Subtotal Short-Term Investments				31,100,605	31,100,444

Total Investments, December 31, 2020 (200.26%)*			$188,455,633	$208,937,928	$215,061,688

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961

Total Foreign Currency Forward Contracts, December 31, 2020				$(183,178)

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Company’s Board of Directors (the “Board”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended, (the “1940 Act”) based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including short-term investments), which as of December 31, 2020 represented 200.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 29.2% of total investments at fair value as of December 31, 2020. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)The fair value of the investment was determined using significant unobservable inputs.
(5)Debt investment includes interest rate floor feature.
(6)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2020 was 0.14388%.
(7)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2020 was 0.23838%.
(8)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2020 was 0.25763%.
(9)The interest rate on these loans is subject to 2 Month GBP LIBOR, which as of December 31, 2020 was 0.06088%.
(10)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of December 31, 2020 was 0.02550%.
(11)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of December 31, 2020 was 0.02988%.
(12)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2020 was -0.55400%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2020 was -0.54500%.
(14)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2020 was 0.01000%.
(15)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2020 was 0.01000%.

See accompanying notes.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
Barings Capital Investment Corporation ("BCIC" or the "Company") was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, the Company commenced operations and made its first portfolio company investment. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company intends to elect to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $345 billion in assets under management as of December 31, 2020.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statement of Operations.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All financial data and information included in these financial statements have been presented on the basis described above.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Valuation of Investments
The Company has a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process
The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company’s senior secured, middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of bank loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market bank loans, are generally submitted to an independent provider to perform an independent valuation on those bank loans and equity investments as of the end of each quarter. Such bank loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such bank loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. The Adviser continued to use its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If the Advisers’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether the Company’s investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Company’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Company will utilize alternative

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
approaches such as broker quotes or manual prices. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Level 3 Unobservable Inputs
The following table summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$60,618,463	Yield Analysis	Market Yield	5.7% – 13.2%	7.3%
	59,681,166	Recent Transaction	Transaction Price	96.0% – 100%	97.6%
Subordinated debt and 2nd lien notes(2)	516,889	Yield Analysis	Market Yield	10.1% – 10.9%	10.2%
Equity shares(3)	78,690	Recent Transaction	Transaction Price	$1,000	$1,000
(1) Excludes investments with an aggregate fair value amounting to $5,025,000, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $719,311, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $43,085, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
Significant increases or decreases in any of the above unobservable inputs in isolation, including changes in market yields, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Company's investments.
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company is contractually owed and recognizes interest income equal to the applicable margin ("spread") beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2020, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Fee income for the period from July 13, 2020 (commencement of operations) to December 31, 2020, was as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$86,307
Management, valuation and other fees	39,604
Total Recurring Fee Income	125,911
Non-Recurring Fee Income:
Prepayment fees	—
Acceleration of unamortized loan origination fees	8,076
Advisory, loan amendment and other fees	135,205
Total Non-Recurring Fee Income	143,281
Total Fee Income	$269,192
Organizational Costs
Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in "Prepaid expenses and other assets" and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Private Offering and the preparation of the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2020 (the “Form 10”).
Other General and Administrative Expenses
Other general and administrative expenses include bank service fees, transfer agent fees, expenses reimbursable to the Adviser under the terms of an administration agreement (the “Administration Agreement”) and other costs related to operating the Company.
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
Concentration of Credit Risk
As of December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.3%, of the fair value of the Company’s

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of December 31, 2020 the Company held two investments that were denominated in Australian dollars, five investments that were denominated in Euros and seven investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statement of Operations.
In addition, for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
Dividends and Distributions
Dividends and distributions to common stockholders are approved by the Board and dividends payable are recorded on the ex-dividend date.
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, when the Company declares a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of the Company’s common stock, rather than receiving cash dividends.
Per Share Amounts
Per share amounts included in the Consolidated Statement of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. Net asset value per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The Adviser has entered into a personnel-sharing arrangement with its affiliate, Barings International Investment Limited ("BIIL"). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of the Adviser. Pursuant to this arrangement, certain employees of BIIL may serve as "associated persons" of the Adviser and, in this capacity, subject to the oversight and supervision of the Adviser, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to the Company on behalf of the Adviser. This arrangement is based on no-action letters of the staff of the Securities and Exchange Commission (the "SEC") that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a "participating affiliate" of the Adviser, and the BIIL employees are "associated persons" of the Adviser.
Under the Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.15% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears. The Base Management Fee is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For the Company’s first quarter, the Base Management Fee was calculated based on the value of the Company’s gross assets as of such quarter-end. The Base Management Fee for any partial quarter is appropriately pro-rated. For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $82,888. As of December 31, 2020, the Base Management Fee of $50,811 for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on capital gains (the “Capital Gains Fee”), which are described in more detail below.
Income-Based Fee
The Income-Based Fee is payable quarterly in arrears to the extent the Company’s Pre-Incentive Fee Net Investment Income (as defined below) for the most recently completed calendar quarter divided by the Company’s net assets as of the end of such calendar quarter (defined as total assets less indebtedness and before taking into account any Income-Based Fees and Capital Gains Fees payable during the calendar quarter, and appropriately adjusted for any share issuances or repurchases during the calendar quarter) (the “PIFNII Return”) exceeds the Hurdle Rate (as defined below) and is an amount less than or equal to the Incentive Fee Cap (as defined below). The Income-Based Fee is calculated as follows:
(a) No Income-Based Fee in any calendar quarter in which the PIFNII Return does not exceed the Hurdle Rate;
(b) 25% of Pre-Incentive Fee Net Investment Income with respect to that portion of the PIFNII Return that exceeds the Hurdle Rate but is less than or equal to the Catch-Up Hurdle Rate (as defined below) for such calendar quarter, which is referred to as the “Catch-Up”. The Catch-Up is intended to provide the Adviser with an Income-Based Fee equal to 12.5% of all of our Pre-Incentive Fee Net Investment Income if the Company’s PIFNII Return equals or exceeds the quarterly Catch-Up Hurdle Rate in any calendar quarter; plus
(c) 12.5% of all Pre-Incentive Fee Net Investment Income with respect to that portion of the PIFNII Return that exceeds the Catch-Up Hurdle Rate.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Capital Gains Fee
The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon a liquidity event or a termination of the Advisory Agreement), and will equal 12.5% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fees. If such amount is zero or negative, then no Capital Gains Fee is payable for such year.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
While the Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $0.3 million. As of December 31, 2020, the Incentive Fee of $0.2 million for the three months ended December 31, 2020 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company accrued $0.8 million of Capital Gains Fee. As of December 31, 2020, the Capital Gains Fee of $0.8 million for the three months ended December 31, 2020 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Company’s board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Company’s board of directors, or (iii) by the Adviser upon 90 days' written notice. This Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Company will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by the Company and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by the Company under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company incurred and was invoiced by the Adviser expenses of approximately $10,000. As of December 31, 2020, the administrative expense of $10,000 incurred during the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement has an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Company’s board of directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Company’s board of directors, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
3. Investments
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76%	153%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4	8
Structured products	9,774,483	5	10,382,698	5	10
Equity shares	218,903	—	206,595	—	—
Equity warrants	68,122	—	111,578	—	—
Short-term investments	31,100,605	15	31,100,444	15	29
	$208,937,928	100%	$215,061,688	100%	200%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company made new investments totaling $230.3 million (excluding short-term investments).
Industry Composition
The industry composition of investments at fair value at December 31, 2020, excluding short-term investments, was as follows:

	December 31, 2020	Percent of Portfolio
Aerospace and Defense	$9,033,671	4.9%
Automotive	2,834,499	1.6
Banking, Finance, Insurance and Real Estate	3,283,573	1.8
Beverage, Food and Tobacco	2,146,807	1.2
Chemicals, Plastics, and Rubber	9,633,625	5.2
Consumer goods: Durable	2,198,300	1.2
Consumer goods: Non-durable	7,094,740	3.9
Containers, Packaging and Glass	2,222,988	1.2
Healthcare and Pharmaceuticals	12,426,339	6.8
High Tech Industries	14,801,538	8.0
Hotel, Gaming and Leisure	10,528,269	5.7
Media: Advertising, Printing and Publishing	11,955,342	6.5
Media: Broadcasting and Subscription	2,296,431	1.2
Media: Diversified and Production	8,388,524	4.6
Services: Business	29,137,858	15.8
Services: Consumer	12,415,655	6.7
Structured Products	10,382,698	5.6
Telecommunications	14,645,298	8.0
Transportation: Cargo	13,237,433	7.2
Wholesale	5,297,656	2.9
Total	$183,961,244	100.0%
The following table presents the Company’s investment portfolio at fair value as of December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$38,914,058	$125,324,629	$164,238,687
Subordinated debt and 2nd lien notes	—	7,785,486	1,236,200	9,021,686
Structured products	—	10,382,698	—	10,382,698
Equity shares	—	84,820	121,775	206,595
Equity warrants	—	111,578	—	111,578
Short-term investments	31,100,444	—	—	31,100,444
	$31,100,444	$57,278,640	$126,682,604	$215,061,688

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from July 13, 2020 (commencement of operations) to December 31, 2020:

For the period from July 13, 2020 (commencement of operations) to December, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	128,992,364	1,135,978	134,085	130,262,427
Transfers out of Level 3, net	(1,890,467)	93,056	—	(1,797,411)
Proceeds from sales of investments	(1,722)	—	—	(1,722)
Loan origination fees received	(2,938,407)	—	—	(2,938,407)
Principal repayments received	(1,530,336)	—	—	(1,530,336)
Accretion of loan premium/discount	13,552	362	—	13,914
Accretion of deferred loan origination revenue	79,160	2,727	—	81,887
Realized gain	5,237		—	5,237
Unrealized appreciation (depreciation)	2,595,248	4,077	(12,310)	2,587,015
Fair value, end of period	$125,324,629	$1,236,200	$121,775	$126,682,604
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $2.6 million for the period from July 13, 2020 (commencement of operations) to December 31, 2020, was related to portfolio company investments that were still held by the Company as of December 31, 2020.
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of December 31, 2020	December 31, 2020
Subscription Facility:
September 21, 2020	September 21, 2022	1.939%	$116,593,920
Total Subscription Facility			$116,593,920
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 190.9% as of December 31, 2020.
September 2020 Subscription Facility
On September 21, 2020, the Company entered into a revolving credit agreement (the “September 2020 Subscription Facility”) with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows the Company to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at the election of the Company, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by the Company or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by the Company, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. The Company is required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
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
The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to the Company that are contained in the 1940 Act. As of December 31, 2020, the Company was in compliance with all covenants of the September 2020 Subscription Facility.
As of December 31, 2020, the Company had U.S. dollar borrowings of $65.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 2.000% (weighted average one month LIBOR of 0.15%), borrowings denominated in British pounds sterling of £15.3 million ($20.9 million U.S. dollars) with a weighted average interest rate of 1.871% (weighted average one month GBP LIBOR of 0.021%), borrowings denominated in Australian dollars of A$10.9 million ($8.4 million U.S dollars) with a weighted average interest rate of 1.866% (weighted average one month BBSY of 0.016%) and borrowings denominated in Euros of €18.2 million ($22.3 million U.S. dollars) with an interest rate of 1.850% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
As of December 31, 2020, the fair value of the borrowings outstanding under the September 2020 Subscription Facility was $116.6 million. The fair values of the borrowings outstanding under the September 2020 Subscription Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
5. Income Taxes
The Company intends to elect and qualify annually for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2020 and continually monitors these requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax.
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (loss), as appropriate.
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Additional paid-in capital	$(339,954)
Total distributable earnings	$339,954
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns, and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
At December 31, 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to depreciation expense, stock-based compensation, accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Undistributed net investment income	$4,586,067
Other temporary differences	(1,014,608)
Unrealized appreciation	4,159,711
Components of distributable earnings at year end	$7,731,170

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
For federal income tax purposes, the cost of investments owned as of December 31, 2020 was approximately $208.8 million. As of December 31, 2020, net unrealized appreciation on the Company’s investments (tax basis) was approximately $4.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $6.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $2.0 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which in the future may hold certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements will reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company's Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes in the Company's Consolidated Statement of Operations, with the related deferred tax assets or liabilities included in "Accounts payable and accrued liabilities" in the Company’s Consolidated Balance Sheet.
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company’s foreign currency forward contracts as of December 31, 2020:

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)	Derivative liability
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560	Prepaid expense and other assets

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)	Derivative liability
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)	Derivative liability
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)	Derivative liability
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961	Prepaid expense and other assets
Total				$(183,178)
As of December 31, 2020, the total fair value of the Company’s foreign currency forward contracts was $(0.2 million). The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
As of December 31, 2020, the Company had $337.5 million in total capital commitments from investors ($237.5 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($3.1 million unfunded), an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual ($59.4 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2020 was as follows:

Portfolio Company(1)	Investment Type	December 31, 2020
British Engineering Services Holdco Limited(1)	Delayed Draw Term Loan	$1,072,276
CSL DualCom(3)	Delayed Draw Term Loan	1,253,930
FitzMark Buyer, LLC(2)	Delayed Draw Term Loan	735,294
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	1,607,991
IGL Holdings III Corp.(2)	Delayed Draw Term Loan	2,048,397
INOS 19-090 GmbH(4)	Acquisition Facility	944,839
Kano Laboratories LLC(2)	Delayed Draw Term Loan	1,573,803
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	802,138
Murphy Midco Limited(3)	Delayed Draw Term Loan	1,143,468
Pacific Health Supplies Bidco Pty Limited(5)	Delayed Draw Term Loan	410,784
Questel Unite(4)	Cap Acquisition Facility	735,780
Radwell International, LLC(2)	Delayed Draw Term Loan	184,911
REP SEKO MERGER SUB LLC	Delayed Draw Term Loan	727,273
Safety Products Holdings, LLC(2)	Delayed Draw Term Loan	1,293,469
SSCP Pegasus Midco Limited(3)	Delayed Draw Term Loan	1,912,793
Utac Ceram(4)	Delayed Draw Term Loan	1,101,195
W2O Holdings, Inc.	Delayed Draw Term Loan	2,420,752
Total unused commitments to extend financing		$19,969,093
(1)The Company’s estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
COVID-19 Developments
During the year ended December 31, 2020, the spread of the Coronavirus and the COVID-19 pandemic had a significant impact on the U.S economy. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

For the period from July 13, 2020 (commencement of operations) to
December 31, 2020
Per share data:
Net asset value at beginning of period	$—
Net investment income(1)	0.25
Net realized gain on investments / foreign currency transactions(1)	0.56
Net unrealized appreciation on investments / foreign currency transactions(1)	0.87
Total increase from investment operations(1)	1.68
Issuance of common stock	20.00
Other(2)	(0.10)
Net asset value at end of period	$21.58
Shares outstanding at end of period	4,976,474
Net assets at end of period	$107,391,216
Average net assets	$47,452,401
Ratio of total expenses to average net assets(3)(4)	9.41%
Ratio of net investment income to average net assets(3)(4)	7.19%
Portfolio turnover ratio	57.14%
Total return(5)	7.90%
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
(3)Does not include the expenses of underlying investment companies, including short-term investments.
(4)Reflects annualized amounts, from July 13, 2020 (commencement of operations) through December 31, 2020, except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs, capital gains fee and excise tax).
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share. For purposes of the total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020, beginning NAV is assumed to be the first share issuance at $20.00 per share.
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2020. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	For the period from July 13, 2020 (commencement of operations) to September 30, 2020	December 31, 2020
Total investment income	$945,780	$2,993,031
Net investment income	436,383	715,707
Net increase in net assets resulting from operations	2,231,229	5,440,883
Net investment income per share	$0.11	$0.14

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
10. Subsequent Events
Subsequent to December 31, 2020, the Company made approximately $119.2 million of new commitments, of which $104.3 million closed and funded. The $104.3 million of investments consist of $98.6 million of first lien senior secured debt investments, a $5.0 million second lien senior secured debt investment, and $0.7 million of equity investments. The weighted average yield of the debt investments was 6.9%. In addition, the Company funded $2.6 million of previously committed delayed draw term loans.
On January 15, 2021, the Company entered into a senior secured revolving credit agreement (the “ING Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility total $65.0 million. The ING Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $100.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s present and future property and assets and is guaranteed by certain of the Company’s subsidiaries. The final maturity date of the ING Credit Facility is January 14, 2022.
On January 25, 2021, the Company issued and sold 2,548,656.163 shares of its common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of $55.0 million in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On January 28, 2021, the Company issued and sold 185,356.812 shares of its common stock to certain of its investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of $4.0 million in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On February 18, 2021, the Company established a joint venture with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The joint venture is named Banff Partners LP.
On March 23, 2021 the Board declared a quarterly distribution of $0.38 per share payable on April 30, 2021 to holders of record as of March 31, 2021.