Form 10-Q
period 2021-03-31
Barings Capital Investment Corp
filed 2021-05-06
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Registrant's telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act: None.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 6, 2021 was 9,983,110.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $267,868,384 and $177,837,323 as of March 31, 2021 and December 31, 2020, respectively)	$275,975,387	$183,961,244
Affiliate investments (cost of $4,642,367 as of March 31, 2021 and $0 as of December 31, 2020, respectively)	4,457,258	—
Short-term investments (cost of $18,305,701 and $31,100,605 as of March 31, 2021 and December 31, 2020, respectively)	18,304,371	31,100,444
Total investments at fair value	298,737,016	215,061,688
Cash	1,413,484	1,928,403
Foreign currencies (cost of $15,152,192 and $4,516,684 as of March 31, 2021 and December 31, 2020, respectively)	15,176,353	4,577,775
Interest and fees receivable	2,979,178	1,955,371
Prepaid expenses and other assets	258,148	1,168,788
Deferred financing fees	1,272,896	913,375
Receivable from unsettled transactions	30,041,731	2,616,480
Total assets	$349,878,806	$228,221,880
Liabilities:
Accounts payable and accrued liabilities	$810,640	$331,717
Interest payable	94,539	32,527
Administrative fees payable	200,000	10,000
Base management fees payable	88,167	50,811
Incentive management fees payable	1,688,926	1,058,352
Dividend payable	2,929,985	—
Derivative liability	100,721	1,150,208
Payable from unsettled transactions	—	1,603,129
Borrowings under subscription and credit facilities	174,394,401	116,593,920
Total liabilities	180,307,379	120,830,664
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 7,710,486 and 4,976,474 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	7,710	4,976
Additional paid-in capital	158,652,336	99,655,070
Total distributable earnings	10,911,381	7,731,170
Total net assets	169,571,427	107,391,216
Total liabilities and net assets	$349,878,806	$228,221,880
Net asset value per share	$21.99	$21.58
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Operations

Three Months Ended
March 31, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$4,441,808
Short-term investments	6,452
Total interest income	4,448,260
Fee and other income:
Non-Control / Non-Affiliate investments	294,990
Total fee and other income	294,990
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	308,759
Total payment-in-kind interest income	308,759
Total investment income	5,052,009
Operating expenses:
Interest and other financing fees	1,022,660
Base management fee (Note 2)	88,167
Incentive management fees (Note 2)	873,923
Offering costs	67,397
Professional fees	288,343
Directors fees	45,000
D&O insurance	27,532
Custody and administrative fees	79,284
Other general and administrative expenses (Note 2)	200,098
Total operating expenses	2,692,404
Net investment income before taxes	2,359,605
Income taxes, including excise tax expense	7,265
Net investment income after taxes	2,352,340
Realized gains and unrealized appreciation on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	546,210
Net realized gains on investments	546,210
Foreign currency transactions	(339,399)
Net realized gains	206,811
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	1,981,913
Affiliate investments	(185,109)
Net unrealized appreciation on investments	1,796,804
Foreign currency transactions	1,754,241
Net unrealized appreciation.	3,551,045
Net realized gains and unrealized appreciation on investments and foreign currency transactions	3,757,856
Net increase in net assets resulting from operations	$6,110,196
Net investment income per share—basic and diluted	$0.34
Net increase in net assets resulting from operations per share—basic and diluted	$0.88
Dividends/distributions per share:
Total dividends/distributions	$0.38
Weighted average shares outstanding — basic and diluted	6,944,860
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	4,976,474	$4,976	$99,655,070	$7,731,170	$107,391,216
Net investment income	—	—	—	2,352,340	2,352,340
Net realized gain on investments / foreign currency transactions	—	—	—	206,811	206,811
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,551,045	3,551,045
Distributions declared from earnings	—	—	—	(2,929,985)	(2,929,985)
Issuance of common stock	2,734,012	2,734	58,997,266	—	59,000,000
Balance, March 31, 2021	7,710,486	$7,710	$158,652,336	$10,911,381	$169,571,427

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows

Three Months Ended
March 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,110,196
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(144,774,952)
Repayments received / sales of portfolio investments	19,404,867
Purchases of short-term investments	(49,905,077)
Sales of short-term investments	62,700,000
Loan origination and other fees received	3,227,182
Net realized gain on investments	(546,210)
Net realized loss on foreign currency transactions	339,399
Net unrealized appreciation of investments	(1,796,804)
Net unrealized appreciation of foreign currency transactions	(1,754,241)
Payment-in-kind interest	(308,759)
Amortization of deferred financing fees	252,766
Amortization of offering costs	67,397
Accretion of loan origination and other fees	(221,106)
Amortization / accretion of purchased loan premium / discount	(426,155)
Changes in operating assets and liabilities:
Interest and fees receivables	(1,214,397)
Prepaid expenses and other assets	994,562
Accounts payable and accrued liabilities	186,965
Interest payable	62,349
Net cash used in operating activities	(107,602,018)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	59,297,964
Financing fees paid	(612,287)
Issuance of common stock	59,000,000
Net cash provided by financing activities	117,685,677
Net increase in cash and foreign currencies	10,083,659
Cash and foreign currencies, beginning of period	6,506,178
Cash and foreign currencies, end of period	$16,589,837
Supplemental disclosure of cash flow information:
Cash paid for interest	$602,254
Summary of non-cash financing transactions:
Dividend declared but not paid	$2,929,985
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

Advantage Software Company (The), LLC (3.3%)*(6) (7) (10)	Advertising, Printing & Publishing	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 01/21, Due 01/27)	$5,497,576	$5,363,974	$5,360,137
		Class A Partnership Units (2,443.37 units, Acquired 01/21)		244,337	246,756
		Class B Partnership Units (1,210.95 units, Acquired 01/21)		—	7,847
			5,497,576	5,608,311	5,614,740

AEP Holdings, Inc. (4.0%)*(6) (7)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(14)	2,734,518	2,751,546	2,679,828
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(10)	4,112,050	4,034,481	4,029,809
			6,846,568	6,786,027	6,709,637

Ahead DB Borrower, LLC. (0.4%)*(6) (7) (11)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	741,557	720,138	719,311
			741,557	720,138	719,311

Air Canada 2020-2 Class B Pass Through Trust (1.6%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,500,000	2,500,000	2,772,696
			2,500,000	2,500,000	2,772,696

Anagram Holdings, LLC (3.8%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	5,617,645	5,190,212	6,376,027
			5,617,645	5,190,212	6,376,027

Apus Bidco Limited (8.4%)*(3) (6) (7) (13)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	14,567,271	14,162,725	14,166,671
			14,567,271	14,162,725	14,166,671

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (2.9%)*(6) (7) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 03/21, Due 03/29)	5,014,430	4,876,208	4,875,029
			5,014,430	4,876,208	4,875,029

Archimede (5.1%)*(3) (6) (7) (14)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 10/20, Due 10/27)	8,814,746	8,827,979	8,600,653
			8,814,746	8,827,979	8,600,653

Argus Bidco Limited (0.3%)*(3) (6) (7) (12)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)	528,051	491,526	513,826
			528,051	491,526	513,826

AVSC Holding Corp. (2.5%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25) (7)(10)	249,371	228,362	225,526
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,429,875	3,339,516	3,978,655
			3,679,246	3,567,878	4,204,181

Bidwax (2.2%)*(3) (6) (7) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	3,878,488	3,832,023	3,742,741
			3,878,488	3,832,023	3,742,741

BigHand UK Bidco Limited (1.1%)*(3) (6) (7) (12)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 01/21, Due 01/28)	1,915,761	1,817,882	1,839,131
			1,915,761	1,817,882	1,839,131

British Airways 2020-1 Class B Pass Through Trust (1.0%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,474,876	1,474,876	1,684,288
			1,474,876	1,474,876	1,684,288

British Engineering Services Holdco Limited (1.4%)*(3) (6) (7) (13)	Engineering Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	2,486,316	2,359,508	2,417,614
			2,486,316	2,359,508	2,417,614

Carlson Travel, Inc. (2.7%)*	Business Equipment & Services	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	2,000,000	1,575,000	1,830,000
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 11/20, Due 03/25)	2,660,000	2,606,532	2,766,400
		Common Stock (1,231 units, Acquired 11/20)(6)		55,395	55,395
			4,660,000	4,236,927	4,651,795

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Cineworld Group PLC (4.1%)*(3) (7) (10)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 04/20, Due 02/25)	$6,044,221	$3,947,580	$5,152,819
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,125,857	975,253	1,419,987
		Warrants (371,024 units, Acquired 12/20)		68,122	306,629
			7,170,078	4,990,955	6,879,435

CSL DualCom (0.7%)*(3) (6) (7) (13)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,236,457	1,061,692	1,174,381
			1,236,457	1,061,692	1,174,381

Cvent, Inc. (1.1%)*(7) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 11/24)	1,971,413	1,718,997	1,915,287
			1,971,413	1,718,997	1,915,287

CW Group Holdings, LLC (7.2%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)	12,103,231	11,837,300	11,830,908
		LLC Units (8,309 units, Acquired 01/21)		403,441	398,600
			12,103,231	12,240,741	12,229,508

Discovery Education, Inc. (4.4%)*(6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	7,481,250	7,358,155	7,481,250
			7,481,250	7,358,155	7,481,250

Entact Environmental Services, Inc. (2.4%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	4,063,947	4,024,315	4,023,308
			4,063,947	4,024,315	4,023,308

Ferrellgas L.P. (1.7%)*	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 3/21)		2,799,420	2,799,420
				2,799,420	2,799,420

Fineline Technologies, Inc. (2.5%)*(6) (7) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/27)	4,400,000	4,313,818	4,312,500
			4,400,000	4,313,818	4,312,500

FitzMark Buyer, LLC (1.0%)*(6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	1,764,706	1,716,735	1,719,481
			1,764,706	1,716,735	1,719,481

Foundation Risk Partners, Corp. (2.0%)*(6) (7) (10)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	2,914,546	2,851,269	2,881,296
		Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 09/20, Due 11/24)	555,556	515,017	534,722
			3,470,102	3,366,286	3,416,018

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (2.3%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,521,212	3,521,212	3,933,413
			3,521,212	3,521,212	3,933,413

Hoffmaster Group Inc. (1.4%)*(7) (10)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,533,942	2,189,670	2,338,195
			2,533,942	2,189,670	2,338,195

Home Care Assistance, LLC (1.8%)*(6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/21, Due 03/27)	3,154,964	3,063,775	3,063,696
			3,154,964	3,063,775	3,063,696

Houghton Mifflin Harcourt Publishers Inc. (0.3%)*(3) (7) (8)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	480,769	451,180	478,668
			480,769	451,180	478,668

IGL Holdings III Corp. (2.9%)*(6) (7) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	4,857,627	4,727,737	4,857,627
			4,857,627	4,727,737	4,857,627

Infoblox, Inc. (1.7%)*(7) (10)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 11/28)	2,842,720	2,828,940	2,903,127
			2,842,720	2,828,940	2,903,127

INOS 19-090 GmbH (0.5%)*(3) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	902,606	892,490	862,547
			902,606	892,490	862,547

JetBlue 2019-1 Class B Pass Through Trust (1.3%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,888,677	1,888,678	2,153,032
			1,888,677	1,888,678	2,153,032

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Kano Laboratories LLC (2.1%)*(6) (7) (10)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	$3,419,558	$3,325,158	$3,419,558
		Partnership Equity (78.7 units, Acquired 11/20)		78,690	78,690
			3,419,558	3,403,848	3,498,248

Kona Buyer, LLC (5.8%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	10,000,000	9,760,866	9,820,400
			10,000,000	9,760,866	9,820,400

LAF International (2.3%)*(3) (6) (7) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	3,949,006	3,985,190	3,882,308
			3,949,006	3,985,190	3,882,308

Learfield Communications, LLC (3.1%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(7)(8)	68,223	48,098	62,657
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(10)	5,260,737	5,218,167	5,251,952
			5,328,960	5,266,265	5,314,609

LivTech Purchaser, Inc. (1.2%)*(6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/25)	2,125,434	2,079,195	2,077,325
			2,125,434	2,079,195	2,077,325

Modern Star Holdings Bidco Pty Limited (0.4%)*(3) (6) (7) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	794,642	732,746	752,555
			794,642	732,746	752,555

MSG National Properties (3.0%)*(3) (6) (7) (10)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	5,000,000	4,859,215	5,125,000
			5,000,000	4,859,215	5,125,000

Murphy Midco Limited (0.5%)*(3) (6) (7) (12)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 11/20, Due 11/27)	869,169	770,570	815,935
			869,169	770,570	815,935

Music Reports, Inc. (1.3%)*(6) (7) (8)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	2,279,650	2,227,341	2,256,853
			2,279,650	2,227,341	2,256,853

Navia Benefit Solutions, Inc. (6.8%)* (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	11,856,810	11,518,909	11,510,987
			11,856,810	11,518,909	11,510,987

Odeon Cinemas Group Limited (4.6%)*(3) (6)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.75% Cash, Acquired 02/21, Due 08/23)	2,752,502	2,663,617	2,780,028
		First Lien Senior Secured Term Loan (10.75% Cash, Acquired 02/21, Due 08/23)	4,957,413	4,943,664	5,006,987
			7,709,915	7,607,281	7,787,015

Omni Intermediate Holdings, LLC (1.4%)*(6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	2,500,000	2,427,625	2,431,250
			2,500,000	2,427,625	2,431,250

Omnitracs, LLC (3.0%)*(7) (8)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 09/20, Due 09/28)	5,000,000	4,904,750	5,006,250
			5,000,000	4,904,750	5,006,250

Pacific Health Supplies Bidco Pty Limited (0.5%)*(3) (6) (7) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	887,159	812,076	853,771
			887,159	812,076	853,771

PerTronix, LLC (1.7%)*(6) (7) (11)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	2,877,664	2,837,016	2,877,664
			2,877,664	2,837,016	2,877,664

Premium Franchise Brands, LLC (2.9%)*(6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	4,987,500	4,891,405	4,896,777
			4,987,500	4,891,405	4,896,777

Protego Bidco B.V. (1.8%)*(3) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	3,189,370	3,101,918	3,037,875
			3,189,370	3,101,918	3,037,875

Questel Unite (0.4%)*(3) (6) (7) (14)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)	727,897	719,675	712,425
			727,897	719,675	712,425

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Radwell International, LLC (0.5%)*(6) (7) (10)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	$905,507	$886,420	$887,583
			905,507	886,420	887,583

Recovery Point Systems, Inc. (3.0%)*(6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)	5,084,316	4,991,359	5,084,316
		Partnership Equity (81,313 units, Acquired 03/21)		81,313	81,313
			5,084,316	5,072,672	5,165,629

REP SEKO MERGER SUB LLC (2.5%)*(6) (7) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	4,262,045	4,139,290	4,256,158
			4,262,045	4,139,290	4,256,158

RPX Corporation (2.8%)*(6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	4,775,000	4,675,886	4,746,350
			4,775,000	4,675,886	4,746,350

Safety Products Holdings, LLC (2.1%)* (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)	3,557,040	3,452,414	3,458,526
		Common Stock (84.8 units, Acquired 12/20)		84,818	84,820
			3,557,040	3,537,232	3,543,346

Serta Simmons Bedding LLC (1.1%)*(7) (8)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,990,000	1,693,654	1,896,092
			1,990,000	1,693,654	1,896,092

Sigmatek Systems, LLC (1.4%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/21, Due 01/27)	2,493,750	2,445,635	2,446,956
			2,493,750	2,445,635	2,446,956

SISU ACQUISITIONCO., INC. (2.9%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	4,987,500	4,891,540	4,896,777
			4,987,500	4,891,540	4,896,777

SN BUYER, LLC (2.9%)*(6) (7) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	5,000,000	4,903,950	4,930,000
			5,000,000	4,903,950	4,930,000

SPT Acquico Limited (0.5%)*(3) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	920,709	898,280	897,691
			920,709	898,280	897,691

SSCP Pegasus Midco Limited (0.3%)*(3) (6) (7) (13)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	528,675	438,992	463,921
			528,675	438,992	463,921

Syniverse Holdings, Inc. (2.7%)*(7) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,649,102	3,847,849	4,579,877
			4,649,102	3,847,849	4,579,877

Trident Maritime Systems, Inc. (14.5%)*(6) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	25,000,000	24,569,550	24,562,500
			25,000,000	24,569,550	24,562,500

UKFast Leaders Limited (0.7%)*(3) (6) (7) (12)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 09/27)	1,150,116	1,042,133	1,142,065
			1,150,116	1,042,133	1,142,065

Utac Ceram (0.7%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)(14)	822,710	804,190	800,085
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 02/21, Due 09/27)(9)	363,900	363,900	353,893
			1,186,610	1,168,090	1,153,978

W2O Holdings, Inc. (0.0%)*(6) (7)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(44,950)	—
			—	(44,950)	—

Winebow Group, LLC, (The) (1.4%)* (7) (8)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/20, Due 07/21)	2,348,162	2,189,254	2,319,984
			2,348,162	2,189,254	2,319,984

Subtotal Non–Control / Non–Affiliate Investments (162.8%)			274,407,498	267,868,384	275,975,387

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Affiliate Investment:
Banff Partners LP (2.6%)*(3) (4)	Investment Funds & Vehicles	10% Partnership Interest, Acquired 03/21		$4,642,367	$4,457,258
				4,642,367	4,457,258

Subtotal Affiliate Investments (2.6%)				4,642,367	4,457,258

Short-Term Investments:

BlackRock, Inc. (5.0%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.05% yield)		8,402,640	8,402,090
				8,402,640	8,402,090

HSBC Holdings PLC (0.1%)*	Money Market Fund	HSBC Funds U.S. Government Money Market Fund (0.04% yield)		95,072	95,072
				95,072	95,072

JPMorgan Chase & Co. (5.8%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		9,807,989	9,807,209
				9,807,989	9,807,209

Subtotal Short-Term Investments (10.8%)				18,305,701	18,304,371

Total Investments, March 31, 2021 (176.2%)*			$274,407,498	$290,816,452	$298,737,016

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$112,665	A$147,661	04/06/21	$229
Foreign currency forward contract (AUD)	A$147,661	$112,830	04/06/21	(393)
Foreign currency forward contract (AUD)	$116,228	A$152,062	07/07/21	395

Foreign currency forward contract (EUR)	€2,800,000	$3,287,339	04/01/21	3,499
Foreign currency forward contract (EUR)	€5,166,449	$6,150,536	04/06/21	(82,284)
Foreign currency forward contract (EUR)	$6,208,928	€5,166,449	04/06/21	140,676
Foreign currency forward contract (EUR)	$4,095,193	€3,478,849	07/07/21	1,090

Foreign currency forward contract (GBP)	$14,482,123	£10,500,000	04/01/21	(4,732)
Foreign currency forward contract (GBP)	$1,813,806	£1,321,482	04/06/21	(9,574)
Foreign currency forward contract (GBP)	£1,321,482	$1,826,224	04/06/21	(2,844)
Foreign currency forward contract (GBP)	$520,177	£377,532	07/07/21	(894)
Foreign currency forward contract (GBP)	£10,500,000	$14,486,701	07/07/21	5,432
Total Foreign Currency Forward Contracts, March 31, 2021				$50,600
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
(2)All of the Company’s portfolio company investments (including short-term investments), which as of March 31, 2021 represented 176.2% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.2% of total investments at fair value as of March 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2021
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended March 31, 2021 were as follows:

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2020 Value	Gross Additions (c)	Gross Reductions (d)	March 31, 2021 Value
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$—	$(185,109)	$—	$—	$4,642,367	$185,109	$4,457,258
		—	(185,109)	—	—	4,642,367	185,109	4,457,258

Total Affiliate Investments		$—	$(185,109)	$—	$—	$4,642,367	$185,109	$4,457,258
(a) Equity and equity-linked investments are non-income producing, unless otherwise noted.
(b) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(c)     Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(d)    Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(5)Some or all of the investment is or will be encumbered as security for the Company's $65.0 million senior secured revolving credit facility with ING Capital LLC entered into on January 15, 2021 (the "ING Credit Facility").
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2021 was 0.11113%.
(9)The interest rate on these loans is subject to 2 Month LIBOR, which as of March 31, 2021 was 0.13363%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2021 was 0.19425%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2021 was 0.20525%.
(12)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of March 31, 2021 was 0.08788%.
(13)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of March 31, 2021 was 0.11275%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2021 was -0.53800%.
(15)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2021 was 0.01470%.

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

AEP Holdings, Inc. (4.2%)*(4) (5)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(13)	$1,511,059	$1,435,213	$1,480,838
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(7)	3,083,397	3,022,858	3,021,729
			4,594,456	4,458,071	4,502,567

Ahead DB Borrower, LLC. (0.7%)*(4) (5) (7)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	741,557	719,673	719,310
			741,557	719,673	719,310

Air Canada 2020-2 Class B Pass Through Trust (2.5%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,500,000	2,500,000	2,692,389
			2,500,000	2,500,000	2,692,389

Anagram Holdings, LLC (5.8%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5% PIK, Acquired 08/20, Due 08/25)	5,469,512	5,026,115	6,235,244
			5,469,512	5,026,115	6,235,244

Apex Tool Group, LLC (0.4%)*(5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.5% Cash, Acquired 07/20, Due 08/24)	411,915	392,826	406,371
			411,915	392,826	406,371

Archimede (7.0%)*(3) (4) (5) (12)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	7,708,364	7,320,487	7,515,655
			7,708,364	7,320,487	7,515,655

Argus Bidco Limited (0.9%)*(3) (4) (5) (10)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.8% Cash, Acquired 12/20, Due 12/27)	1,012,555	953,786	982,179
			1,012,555	953,786	982,179

AVSC Holding Corp. (3.8%)*(5)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25) (7)	249,372	227,574	221,941
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,404,342	3,310,680	3,897,972
			3,653,714	3,538,254	4,119,913

British Airways 2020-1 Class B Pass Through Trust (1.5%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,500,000	1,500,000	1,661,827
			1,500,000	1,500,000	1,661,827

British Engineering Services Holdco Limited (1.3%)*(3) (4) (5) (10)	Engineering Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	1,478,002	1,368,637	1,403,233
			1,478,002	1,368,637	1,403,233

Carlson Travel, Inc. (4.1%)*	Business Equipment & Services	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	2,000,000	1,575,000	1,647,500
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 11/20, Due 03/25)	2,660,000	2,603,913	2,746,450
		Common Stock (1,231 units, Acquired 11/20)(4)		55,395	43,085
			4,660,000	4,234,308	4,437,035

Cineworld Group PLC (5.1%)*(3) (5)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 2.8% Cash, Acquired 04/20, Due 02/25) (7)	6,081,689	3,874,533	4,104,167
		Super Senior Secured Term Loan (7.00% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,084,989	970,160	1,287,524
		Warrants (371,024 units, Acquired 12/20)		68,122	111,578
			7,166,678	4,912,815	5,503,269

CSL DualCom (4.2%)*(3) (4) (5) (10)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	4,702,236	4,209,846	4,539,434
			4,702,236	4,209,846	4,539,434

Cvent, Inc. (1.8%)*(5) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 11/24)	1,971,413	1,704,131	1,892,557
			1,971,413	1,704,131	1,892,557

Discovery Education, Inc. (6.9%)*(4) (5) (6)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	7,500,000	7,371,942	7,368,750
			7,500,000	7,371,942	7,368,750

FitzMark Buyer, LLC (1.6%)*(4) (5) (6)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	1,764,706	1,714,927	1,714,706
			1,764,706	1,714,927	1,714,706

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Foundation Risk Partners, Corp. (3.1%)*(4) (5) (7)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	$2,835,412	$2,766,405	$2,766,684
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	555,556	512,450	516,889
			3,390,968	3,278,855	3,283,573

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (3.7%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,885,806	3,885,806	4,009,264
			3,885,806	3,885,806	4,009,264

Hoffmaster Group Inc. (2.1%)*(5) (7)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,540,558	2,167,502	2,222,988
			2,540,558	2,167,502	2,222,988

Houghton Mifflin Harcourt Publishers Inc. (0.4%)*(3) (5) (6)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	487,179	455,484	466,679
			487,179	455,484	466,679

IGL Holdings III Corp. (4.4%)*(4) (5) (7)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	4,857,627	4,722,806	4,719,507
			4,857,627	4,722,806	4,719,507

Infoblox, Inc. (2.7%)*(5) (8)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 11/28)	2,842,720	2,828,609	2,860,487
			2,842,720	2,828,609	2,860,487

INOS 19-090 GmbH (3.8%)*(3) (4) (5) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	4,251,776	4,117,699	4,133,671
			4,251,776	4,117,699	4,133,671

JetBlue 2019-1 Class B Pass Through Trust (1.9%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,888,677	1,888,677	2,019,218
			1,888,677	1,888,677	2,019,218

Kano Laboratories LLC (3.2%)*(4) (5) (7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	3,419,558	3,321,458	3,319,691
		Partnership Equity (78.7 units, Acquired 11/20)		78,690	78,690
			3,419,558	3,400,148	3,398,381

Kona Buyer, LLC (9.1%)*(4) (5) (7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	10,000,000	9,752,134	9,750,000
			10,000,000	9,752,134	9,750,000

Learfield Communications, LLC (4.8%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(5)(6)	68,401	48,223	61,536
		First Lien Senior Secured Term Loan (LIBOR + 3.00%, 3.2% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(7)	5,129,549	5,083,688	5,095,335
			5,197,950	5,131,911	5,156,871

Modern Star Holdings Bidco Pty Limited. (3.3%)*(3) (4) (5) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	3,630,729	3,454,445	3,498,798
			3,630,729	3,454,445	3,498,798

MSG National Properties (4.7%)*(3) (4) (5) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	5,000,000	4,852,932	5,025,000
			5,000,000	4,852,932	5,025,000

Murphy Midco Limited (3.1%)*(3) (4) (5) (11)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.5% Cash, Acquired 11/20, Due 11/27)	3,430,406	3,196,205	3,293,189
			3,430,406	3,196,205	3,293,189

Music Reports, Inc. (2.1%)*(4) (5) (6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	2,285,363	2,230,977	2,234,894
			2,285,363	2,230,977	2,234,894

Omni Intermediate Holdings, LLC (2.3%)*(4) (5) (6)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	2,500,000	2,425,066	2,425,000
			2,500,000	2,425,066	2,425,000

Omnitracs, LLC (4.6%)*(5) (6)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 09/20, Due 09/28)	5,000,000	4,902,454	4,925,000
			5,000,000	4,902,454	4,925,000

Pacific Health Supplies Bidco Pty Limited (4.5%)*(3) (4) (5) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	4,947,897	4,612,849	4,795,353
			4,947,897	4,612,849	4,795,353

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PerTronix, LLC (2.6%)*(4) (5) (8)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	$2,877,664	$2,835,535	$2,834,499
			2,877,664	2,835,535	2,834,499

Playtika Holding Corp. (0.5%)*(5) (7)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 12/24)	487,179	491,628	489,562
			487,179	491,628	489,562

Premium Franchise Brands, LLC (4.6%)*(4) (5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	5,000,000	4,900,333	4,900,000
			5,000,000	4,900,333	4,900,000

Questel Unite (1.6%)*(3) (4) (5) (13)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/27)	1,791,868	1,734,376	1,748,611
			1,791,868	1,734,376	1,748,611

Radwell International, LLC (0.7%)*(4) (5) (7)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	815,089	795,255	795,089
			815,089	795,255	795,089

Recovery Point Systems, Inc. (4.8%)*(4) (5) (6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)	5,122,737	5,025,591	5,109,930
			5,122,737	5,025,591	5,109,930

REP SEKO MERGER SUB LLC (3.9%)*(4) (5) (6)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	4,272,727	4,145,244	4,172,727
			4,272,727	4,145,244	4,172,727

RPX Corporation (4.6%)*(4) (5) (7)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	5,000,000	4,891,445	4,887,500
			5,000,000	4,891,445	4,887,500

Safety Products Holdings, LLC (3.3%)* (4) (5)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26) (7)	3,621,713	3,511,811	3,511,122
		Common Stock (84.8 units, Acquired 12/20)		84,818	84,820
			3,621,713	3,596,629	3,595,942

Serta Simmons Bedding LLC (1.7%)*(5) (6)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,995,000	1,672,442	1,791,929
			1,995,000	1,672,442	1,791,929

SISU ACQUISITIONCO., INC. (4.6%)*(4) (5) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	5,000,000	4,900,380	4,900,000
			5,000,000	4,900,380	4,900,000

SN BUYER, LLC (4.6%)*(4) (5) (7)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	5,000,000	4,900,628	4,900,000
			5,000,000	4,900,628	4,900,000

SSCP Pegasus Midco Limited (2.5%)*(3) (4) (5) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	2,874,608	2,692,724	2,730,986
			2,874,608	2,692,724	2,730,986

Syniverse Holdings, Inc. (3.9%)*(5) (7)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,661,084	3,771,502	4,199,497
			4,661,084	3,771,502	4,199,497

UKFast Leaders Limited (5.5%)*(3) (4) (5) (9)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 09/27)	6,056,570	5,535,216	5,906,367
			6,056,570	5,535,216	5,906,367

Utac Ceram (4.6%)*(3) (4) (5) (13)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	5,138,910	4,732,803	4,981,607
			5,138,910	4,732,803	4,981,607

W2O Holdings, Inc. (-0.0%)*(4) (5)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(46,877)	(42,121)
			—	(46,877)	(42,121)

Winebow Group, LLC, (The) (2.0%)* (5) (6)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 08/20, Due 07/21)	2,348,162	2,032,092	2,146,807
			2,348,162	2,032,092	2,146,807

Subtotal Non–Control / Non–Affiliate Investments			188,455,633	177,837,323	183,961,244

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Short-Term Investments:

BlackRock, Inc. (14.2%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.08% yield)		$15,201,727	$15,201,647
				15,201,727	15,201,647

HSBC Holdings PLC (0.1%)*	Money Market Fund	HSBC Funds U.S. Government Money Market Fund (0.03% yield)		95,051	95,051
				95,051	95,051

JPMorgan Chase & Co. (14.7%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		15,803,827	15,803,746
				15,803,827	15,803,746

Subtotal Short-Term Investments				31,100,605	31,100,444

Total Investments, December 31, 2020 (200.26%)*			$188,455,633	$208,937,928	$215,061,688

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961

Total Foreign Currency Forward Contracts, December 31, 2020				$(183,178)

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of the Company’s external investment adviser, Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $326.6 billion in assets under management as of March 31, 2021.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statement of Operations.
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of March 31, 2021, BIIL had approximately $18.3 billion in assets under management.
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
For the three months ended March 31, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $88,167. As of March 31, 2021, the Base Management Fee of $88,167 for the quarter ended March 31, 2021 was unpaid and included in "Base management fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $50,811 for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on capital gains (the “Capital Gains Fee”), which are described in more detail below.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (OID), debt instruments with payment-in-kind (PIK) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
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
For the three months ended March 31, 2021, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $0.4 million. As of March 31, 2021, the Income-Based Fee of $0.4 million for the three months ended March 31, 2021 was unpaid and included in "Incentive management fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Income-Based Fee of $0.2 million for the three months ended December 31, 2020 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
For the three months ended March 31, 2021, the Company accrued $0.5 million of Capital Gains Fee. As of March 31, 2021, the Capital Gains Fee of $1.3 million accrued, for the three months ended December 31, 2020 and the three months ended March 31, 2021, was unpaid and included in "Incentive management fees payable" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Capital Gains Fee of $0.8 million for the three months ended December 31, 2020 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days' written notice. This Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).

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
For the three months ended March 31, 2021, the Company incurred and was invoiced by the Administrator expenses of $0.2 million. As of March 31, 2021, the administrative expenses of $0.2 million incurred during the three months ended March 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $10,000 incurred during the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement has an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
3. Investments
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2021:
Senior debt and 1st lien notes	$240,823,031	83%	$247,334,049	83%	146%
Subordinated debt and 2nd lien notes	13,845,052	5	14,038,439	5	8
Structured products	9,384,766	3	10,543,429	4	6
Equity shares	3,747,413	1	3,752,840	1	2
Equity warrants	68,122	—	306,630	—	—
Investment in joint venture	4,642,367	2	4,457,258	1	3
Short-term investments	18,305,701	6	18,304,371	6	11
	$290,816,452	100%	$298,737,016	100%	176%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76%	153%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4	8
Structured products	9,774,483	5	10,382,698	5	10
Equity shares	218,903	—	206,595	—	—
Equity warrants	68,122	—	111,578	—	—
Short-term investments	31,100,605	15	31,100,444	14	29
	$208,937,928	100%	$215,061,688	100%	200%
For the three months ended March 31, 2021, the Company made 18 new investments totaling $126.0 million, made investments in existing portfolio companies totaling $12.6 million and made a new joint venture equity investment totaling $4.6 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	March 31, 2021		December 31, 2020
Aerospace and Defense	$33,359,699	11.9%	$9,033,671	4.9%
Automotive	2,877,664	1.0	2,834,499	1.6
Banking, Finance, Insurance and Real Estate	17,582,689	6.3	3,283,573	1.8
Beverage, Food and Tobacco	2,319,984	0.8	2,146,807	1.2
Chemicals, Plastics, and Rubber	9,874,275	3.5	9,633,625	5.2
Consumer Goods: Durable	1,896,092	0.7	2,198,300	1.2
Consumer Goods: Non-durable	8,038,642	2.9	7,094,740	3.9
Containers, Packaging and Glass	2,338,195	0.8	2,222,988	1.2
Energy: Oil and Gas	2,799,420	1.0	—	—
Environmental Industries	4,023,308	1.4	—	—
Healthcare and Pharmaceuticals	24,704,683	8.8	12,426,339	6.8
High Tech Industries	36,244,979	12.9	14,801,538	8.0
Hotel, Gaming and Leisure	19,791,451	7.1	10,528,269	5.7
Investment Funds and Vehicles	4,457,258	1.6	—	—
Media: Advertising, Printing and Publishing	17,778,837	6.3	11,955,342	6.5
Media: Broadcasting and Subscription	2,319,511	0.8	2,296,431	1.2
Media: Diversified and Production	6,067,887	2.2	8,388,524	4.6
Services: Business	27,698,030	9.9	29,137,858	15.8
Services: Consumer	17,809,931	6.4	12,415,655	6.7
Structured Products	10,543,429	3.8	10,382,698	5.6
Telecommunications	6,896,322	2.4	14,645,298	8.0
Transportation: Cargo	13,413,139	4.8	13,237,433	7.2
Wholesale	7,597,220	2.7	5,297,656	2.9
Total	$280,432,645	100.0%	$183,961,244	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP ("Banff"), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2021, the Company contributed $4.6 million of capital and held a 10.0% partnership interest in Banff. As of March 31, 2021, the cost and fair value of the Company's investment in Banff was $4.6 million and $4.5 million, respectively.
The Company may sell portions of its investments via assignment to Banff. As of March 31, 2021, the Company had sold $29.9 million of its investments to Banff. As of March 31, 2021, the Company had $29.9 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Unaudited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
•Assigned investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership:
•each participant has the right to pledge or exchange the assigned investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and
•the Company, its consolidated affiliates or its agents do not maintain effective control over the assigned investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company has determined that Banff is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Banff as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Banff due to the allocation of voting rights among Banff members.
Valuation of Investments
The Company conducts the valuation of its investments, upon which its net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company’s middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. The Adviser uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether the Company’s investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Company’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Company will utilize alternative approaches such as broker quotes or manual prices. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investment in Banff
The Company estimates the fair value of its investment in Banff using the net asset value of Banff and its ownership percentage. The net asset value of Banff is determined in accordance with the specialized accounting guidance for investment companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of March 31, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2021	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average
Senior debt and 1st lien notes(1)	$80,620,951	Yield Analysis	Market Yield	6.0% – 13.5%	8.2%
	113,208,957	Recent Transaction	Transaction Price	97.0% – 99.0%	97.9%
Subordinated debt and 2nd lien notes(2)	5,409,751	Recent Transaction	Transaction Price	97.2% – 98.8%	97.4%
Equity shares(3)	816,713	Market Approach	Adjusted EBITDA Multiple	11.3x – 16.3x	13.3x
	81,313	Recent Transaction	Transaction Price	$1	$1
(1) Excludes investments with an aggregate fair value amounting to $12,912,015, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $719,311, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $55,395, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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
Significant increases or decreases in any of the above unobservable inputs in isolation, including changes in market yields, discounts rates or EBITDA multiples, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or a decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company's investments.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2021 and December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$40,592,126	$206,741,923	$247,334,049
Subordinated debt and 2nd lien notes	—	7,909,377	6,129,062	14,038,439
Structured products	—	10,543,429	—	10,543,429
Equity shares	—	2,799,419	953,421	3,752,840
Equity warrants	—	306,630	—	306,630
Short-term investments	18,304,371	—	—	18,304,371
	$18,304,371	$62,150,981	$213,824,406	$294,279,758
Investment in joint venture(1)				$4,457,258
				$298,737,016
(1) The Company's investment in Banff is measured at fair value using net asset value and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet.

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$38,914,058	$125,324,629	$164,238,687
Subordinated debt and 2nd lien notes	—	7,785,486	1,236,200	9,021,686
Structured products	—	10,382,698	—	10,382,698
Equity shares	—	84,820	121,775	206,595
Equity warrants	—	111,578	—	111,578
Short-term investments	31,100,444	—	—	31,100,444
	$31,100,444	$57,278,640	$126,682,604	$215,061,688
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,324,629	$1,236,200	$121,775	$126,682,604
New investments	129,987,644	5,014,430	729,091	135,731,165
Transfers into Level 3	—	—	84,820	84,820
Proceeds from sales of investments	(44,996,662)	—	—	(44,996,662)
Loan origination fees received	(3,087,892)	(139,290)	—	(3,227,182)
Principal repayments received	(417,235)	—	—	(417,235)
Accretion of loan discounts	6,283	466	—	6,749
Accretion of deferred loan origination revenue	190,174	3,636	—	193,810
Realized gain	516,261	—	—	516,261
Unrealized appreciation (depreciation)	(781,279)	13,620	17,735	(749,924)
Fair value, end of period	$206,741,923	$6,129,062	$953,421	$213,824,406
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $0.4 million for the three months ended March 31, 2021 was related to portfolio company investments that were still held by the Company as of March 31, 2021.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Exclusive of short-term investment, during the three months ended March 31, 2021, the Company made investments of approximately $140.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2021, the Company made investments of $2.6 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee income for the three months ended March 31, 2021 was as follows:

Three Months Ended
March 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$200,019
Management, valuation and other fees	73,884
Total Recurring Fee Income	273,903
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	21,087
Total Non-Recurring Fee Income	21,087
Total Fee Income	$294,990
Organizational Costs
Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in "Prepaid expenses and other assets" and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s registration statement on Form 10.
Other General and Administrative Expenses
Other general and administrative expenses include bank service fees and expenses reimbursable to the Adviser under the terms of an administration agreement (the “Administration Agreement”) and other costs related to operating the Company.
Concentration of Credit Risk
As of both March 31, 2021 and December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 8.8% and 5.3%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2021, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of March 31, 2021 the Company held two investments that were denominated in Australian dollars, nine investments that were denominated in Euros and ten investments that were denominated in British pounds sterling. As of December 31, 2020 the Company held two investments that were denominated in Australian dollars, five investments that were denominated in Euros and seven investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Unaudited Consolidated Statement of Operations.
In addition, for the three months ended March 31, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2021 and December 31, 2020 was approximately $290.6 million and $208.8 million, respectively. As of March 31, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $7.7 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $9.1 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $1.4 million. As of December 31, 2020, net unrealized appreciation on the Company’s investments (tax basis) was approximately $4.2 million, consisting of gross

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $6.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $2.0 million
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited and Audited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited and Audited Consolidated Balance Sheet.
5. Borrowings
The Company had the following borrowings outstanding as of March 31, 2021 and December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of March 31, 2021	March 31, 2021	December 31, 2020
Subscription Facility:
September 21, 2020	September 21, 2022	1.916%	$146,713,528	$116,593,920
Total Subscription Facility			$146,713,528	$116,593,920
Credit Facility:
January 15, 2021	January 14, 2022	2.544%	$27,680,873	$—
Total Credit Facility			$27,680,873	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 197.2% as of March 31, 2021.
September 2020 Subscription Facility
On September 21, 2020, the Company entered into a revolving credit agreement (as subsequently amended, the “September 2020 Subscription Facility”) with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows the Company to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on the sum of a portion of the Company’s undrawn capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors).
The amount of permissible borrowings under the September 2020 Subscription Facility may be increased to an agreed-upon amount with the consent of the administrative agent. The September 2020 Subscription Facility has a maturity date of September 21, 2022, which date may be extended by the Company for one additional term of 364 days subject to satisfaction of certain conditions and the consent of the administrative agent and the lenders.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to the Company that are contained in the 1940 Act. As of March 31, 2021, the Company was in compliance with all covenants of the September 2020 Subscription Facility.
As of March 31, 2021, the Company had U.S. dollar borrowings of $74.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.960% (weighted average one month LIBOR of 0.110%), borrowings denominated in British pounds sterling of £21.3 million ($29.4 million U.S. dollars) with a weighted average interest rate of 1.900% (weighted average one month GBP LIBOR of 0.050%), borrowings denominated in Australian dollars of A$10.9 million ($8.3 million U.S dollars) with a weighted average interest rate of 1.860% (weighted average one month BBSY of 0.010%) and borrowings denominated in Euros of €29.8 million ($35.0 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of December 31, 2020, the Company had U.S. dollar borrowings of $65.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 2.000% (weighted average one month LIBOR of 0.150%), borrowings denominated in British pounds sterling of £15.3 million ($20.9 million U.S. dollars) with a weighted average interest rate of 1.871% (weighted average one month GBP LIBOR of 0.021%), borrowings denominated in Australian dollars of A$10.9 million ($8.4 million U.S dollars) with a weighted average interest rate of 1.866% (weighted average one month BBSY of 0.016%) and borrowings denominated in Euros of €18.2 million ($22.3 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
As of March 31, 2021 and December 31, 2020, the fair value of the borrowings outstanding under the September 2020 Subscription Facility was $146.7 million and $116.6 million, respectively. The fair values of the borrowings outstanding under the September 2020 Subscription Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
ING Capital Credit Facility
On January 15, 2021, the Company entered into the ING Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility total $65.0 million. The ING Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $100.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s present and future property and assets and is guaranteed by certain of the Company’s subsidiaries. The final maturity date of the ING Credit Facility is January 14, 2022.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to the Company’s election, the alternate base rate plus 1.50% or the adjusted eurocurrency rate plus 2.50%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.50%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.70%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.80%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The Company pays a commitment fee on undrawn amounts under the ING Credit Facility
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test and (iv) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the ING Credit Facility, the Company also entered into new collateral documents. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of March 31, 2021, the Company was in compliance with all covenants of the ING Credit Facility.
The Company, one of its subsidiaries, BCIC Holdings, Inc., ING, as administrative agent, the financing agents and designated indebtedness holders that become parties thereto and ING, as collateral agent, also entered into a guarantee, pledge and security agreement, dated as of January 15, 2021, pursuant to which the Company’s obligations under the ING Credit Facility are secured by a first-priority security interest (subject to certain exceptions) in substantially all of the Company’s and its subsidiary guarantors’ present and future property and assets.
As of March 31, 2021, the Company had borrowings under the ING Credit Facility denominated in British pounds sterling of £14.1 million ($19.5 million U.S. dollars) with an interest rate of 2.563% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €7.0 million ($8.2 million U.S. dollars) with an interest rate of 2.500% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of March 31, 2021, the fair value of the borrowings outstanding under the ING Credit Facility was $27.7 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Subsequent to March 31, 2021, the Company amended the ING Credit Facility to increase the total commitments of the facility to $325.0 million, with an accordion feature that allows for an increase in total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. In addition, the amendment extended the final maturity date to April 30, 2026. See Note 9 – “Subsequent Events” for more information.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains - foreign currency transactions” in the Unaudited Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company's foreign currency forward contracts as of March 31, 2021 and December 31, 2020:

As of March 31, 2021 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$112,665	A$147,661	04/06/21	$229	Prepaid expense and other assets
Foreign currency forward contract (AUD)	A$147,661	$112,830	04/06/21	(393)	Derivative liability
Foreign currency forward contract (AUD)	$116,228	A$152,062	07/07/21	395	Prepaid expense and other assets

Foreign currency forward contract (EUR)	€2,800,000	$3,287,339	04/01/21	3,499	Prepaid expense and other assets
Foreign currency forward contract (EUR)	€5,166,449	$6,150,536	04/06/21	(82,284)	Derivative liability
Foreign currency forward contract (EUR)	$6,208,928	€5,166,449	04/06/21	140,676	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$4,095,193	€3,478,849	07/07/21	1,090	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$14,482,123	£10,500,000	04/01/21	(4,732)	Derivative liability
Foreign currency forward contract (GBP)	$1,813,806	£1,321,482	04/06/21	(9,574)	Derivative liability
Foreign currency forward contract (GBP)	£1,321,482	$1,826,224	04/06/21	(2,844)	Derivative liability
Foreign currency forward contract (GBP)	$520,177	£377,532	07/07/21	(894)	Derivative liability
Foreign currency forward contract (GBP)	£10,500,000	$14,486,701	07/07/21	5,432	Prepaid expense and other assets
Total				$50,600

As of December 31, 2020 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)	Derivative liability
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560	Prepaid expense and other assets

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)	Derivative liability
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)	Derivative liability
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)	Derivative liability
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961	Prepaid expense and other assets
Total				$(183,178)
As of March 31, 2021 and December 31, 2020, the total fair value of the Company's foreign currency forward contracts was $0.1 million and ($0.2 million), respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
As of March 31, 2021, the Company had $426.4 million in total capital commitments from investors ($267.4 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($2.1 million unfunded), an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual ($39.0 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2021 and December 31, 2020 were as follows:

Portfolio Company(1)	Investment Type	March 31, 2021	December 31, 2020
Bidwax(2)(4)	Acquisition Capex Facility	$1,057,769	$—
BigHand UK Bidco Limited(3)	Acquisition Capex Facility	638,587	—
British Engineering Services Holdco Limited(3)	Bridge Revolver	87,752	1,072,276
CSL DualCom(3)	Acquisition Capex Facility	1,265,627	1,253,930
Fineline Technologies, Inc.(2)	Delayed Draw Term Loan	600,000	—
FitzMark Buyer, LLC	Delayed Draw Term Loan	735,294	735,294
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	1,521,550	1,607,991
Home Care Assistance, LLC(2)	Delayed Draw Term Loan	1,408,466	—
IGL Holdings III Corp.	Delayed Draw Term Loan	2,048,397	2,048,397
INOS 19-090 GmbH(2)(4)	Acquisition Facility	907,579	944,839
Kano Laboratories LLC	Delayed Draw Term Loan	1,573,803	1,573,803
LAF International(2)(4)	Acquisition Facility	164,542	—
LivTech Purchaser, Inc.(2)	Delayed Draw Term Loan	1,723,260	—
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	791,743	802,138
Murphy Midco Limited(3)	Delayed Draw Term Loan	1,154,135	1,143,468
Navia Benefit Solutions, Inc.(2)	Delayed Draw Term Loan	7,904,540	—
Pacific Health Supplies Bidco Pty Limited(2)(5)	Delayed Draw Term Loan	359,558	410,784
Protego Bidco B.V.(2)(4)	Delayed Draw Term Loan	1,328,904	—
Protego Bidco B.V.(2)(4)	Revolver	797,343	—
Questel Unite(2)(4)	Acquisition Capex Facility	339,089	735,780
Radwell International, LLC	Delayed Draw Term Loan	92,456	184,911
REP SEKO MERGER SUB LLC	Delayed Draw Term Loan	727,273	727,273
Safety Products Holdings, LLC	Delayed Draw Term Loan	1,293,469	1,293,469
SSCP Pegasus Midco Limited(3)	Delayed Draw Term Loan	1,930,636	1,912,793
Utac Ceram(2)(4)	Delayed Draw Term Loan	—	1,101,195
W2O Holdings, Inc.	Delayed Draw Term Loan	2,420,752	2,420,752
Total unused commitments to extend financing		$32,872,524	$19,969,093
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
COVID-19 Developments
During the three months ended March 31, 2021, the spread of the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Per share data:
Net asset value at beginning of period	$21.58
Net investment income(1)	0.34
Net realized gain on investments / foreign currency transactions(1)	0.03
Net unrealized appreciation on investments / foreign currency transactions(1)	0.51
Total increase from investment operations(1)	0.88
Dividends declared from net investment income	(0.34)
Dividends declared from realized gains	(0.04)
Total dividends declared	(0.38)
Other(2)	(0.09)
Net asset value at end of period	$21.99
Shares outstanding at end of period	7,710,486
Net assets at end of period	$169,571,427
Average net assets	$148,877,519
Ratio of total expenses, to average net assets (annualized)(3)	7.25%
Ratio of net investment income to average net assets (annualized)(3)	6.32%
Portfolio turnover ratio (annualized)	33.24%
Total return(4)	3.66%
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
(4)Total return is calculated as the change in net asset value ("NAV") per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at NAV. Total return is not annualized.
9. SUBSEQUENT EVENTS
Subsequent to March 31, 2021, the Company made approximately $91.6 million of new commitments, of which $59.9 million closed and funded. The $59.9 million of investments consist of $54.0 million of first lien senior secured debt investments, $5.8 million of second lien senior secured debt investments and $0.1 million of equity with a combined weighted average yield on debt investments of 5.9%. In addition, the Company funded $0.7 million of previously committed delayed draw term loans.
On April 14, 2021, the Company issued and sold 2,272,623.92 shares of its common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of approximately $50.0 million. The Company effectuated the issuance and sale of such shares in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On April 30, 2021, the Company amended and restated the ING Credit Facility (as amended and restated, the “Amended and Restated Credit Facility”). The initial commitments under the Amended and Restated Credit Facility total $325.0 million, which includes a $25.0 million letter of credit sub-facility. The Amended and Restated Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
specified financial covenants. The Company can borrow foreign currencies directly under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility is secured primarily by a material portion of the Company’s present and future property and assets and guaranteed by certain subsidiaries of the Company. The revolving period under the Amended and Restated Credit Facility terminates on April 30, 2025, and the final maturity date of the Amended and Restated Credit Facility is scheduled for April 30, 2026.
Borrowings under the Amended and Restated Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to the Company’s election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate, plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate, plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The Amended and Restated Credit Facility also includes updated provisions regarding the unavailability of LIBOR, including an updated fallback that would apply in the absence of LIBOR. The Company pays a commitment fee on undrawn amounts under the Amended and Restated Credit Facility.
The Amended and Restated Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum shareholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The Amended and Restated Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The Amended and Restated Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the Amended and Restated Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company.
On May 6, 2021 our Board declared a quarterly dividend of $0.45 per share payable on June 16, 2021 to holders of record as of June 9, 2021.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 23, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1 entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Our investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum.
As of March 31, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.1% and 7.2%, respectively. The weighted average yield on the principal amount on all of our outstanding investments (including equity, equity-linked investments and short-term investments) was approximately 6.5% and 6.2% as of March 31, 2021 and December 31, 2020, respectively.

COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the United States, the firm’s global headquarters in Charlotte and the office in Hartford, Connecticut are currently the only offices that are open. In Europe, the regional headquarters in London is open, with the majority of other offices in Europe closed. In Asia, all offices remain open. Barings’ return-to-office taskforce continues to plan for the safe return of employees to all office locations with a target date for a widespread return of associates to all office locations globally planned for September 2021. This date is subject to the continued success of the global vaccination program and reduction in COVID-19 case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
We will continue to monitor the situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and the results of operations and financial condition of our portfolio companies.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors, or the “Board”, Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $244.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained BIIL, its indirect, wholly-owned subsidiary, as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of March 31, 2021, BIIL had approximately $18.3 billion in assets under management.
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
Portfolio Investment Composition
The total value of our investment portfolio was $298.7 million as of March 31, 2021, as compared to $215.1 million as of December 31, 2020. As of March 31, 2021, we had investments in 69 portfolio companies and three money market funds with an aggregate cost of $290.8 million. As of December 31, 2020, we had investments in 52 portfolio companies and three money market funds with an aggregate cost of $208.9 million. As of both March 31, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2021:
Senior debt and 1st lien notes	$240,823,031	83%	$247,334,049	83%
Subordinated debt and 2nd lien notes	13,845,052	5	14,038,439	5
Structured products	9,384,766	3	10,543,429	4
Equity shares	3,747,413	1	3,752,840	1
Equity warrants	68,122	—	306,630	—
Investment in joint venture	4,642,367	2	4,457,258	1
Short-term investments	18,305,701	6	18,304,371	6
	$290,816,452	100%	$298,737,016	100%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4
Structured products	9,774,483	5	10,382,698	5
Equity shares	218,903	—	206,595	—
Equity warrants	68,122	—	111,578	—
Short-term investments	31,100,605	15	31,100,444	14
	$208,937,928	100%	$215,061,688	100%
Investment Activity
For the three months ended March 31, 2021, we made 18 new investments totaling $126.0 million, made investments in existing portfolio companies totaling $12.6 million and made a new joint venture equity investment totaling $4.6 million. We received $1.4 million of portfolio company principal payments and sold $15.5 million of loans, recognizing a net realized gain on these transactions of $0.4 million. In addition, we sold $29.9 million of middle-market portfolio company debt investments to our joint venture, realizing a gain on these transactions of $0.1 million.

Total portfolio investment activity for the three months ended March 31, 2021 was as follows:

Three Months Ended March 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$164,238,687	$9,021,686	$10,382,698	$206,595	$111,578	$—	$31,100,444	$215,061,688
New investments	129,986,518	5,014,430	—	3,528,510	—	4,642,367	49,905,077	193,076,902
Proceeds from sales of investments	(45,408,138)	—	—	—	—	—	(62,700,000)	(108,108,138)
Loan origination fees received	(3,087,892)	(139,290)	—	—	—	—	—	(3,227,182)
Principal repayments received	(972,693)	—	(389,718)	—	—	—	—	(1,362,411)
Payment-in-kind interest earned	305,882	—	—	—	—	—	—	305,882
Accretion of loan discount	423,064	3,091	—	—	—	—	—	426,155
Accretion of deferred loan origination revenue	217,470	3,636	—	—	—	—	—	221,106
Realized gain	546,190	—	—	—	—	—	20	546,210
Unrealized appreciation (depreciation)	1,084,961	134,886	550,449	17,735	195,052	(185,109)	(1,170)	1,796,804
Fair value, end of period	$247,334,049	$14,038,439	$10,543,429	$3,752,840	$306,630	$4,457,258	$18,304,371	$298,737,016
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both March 31, 2021 and December 31, 2020, we had no non-accrual assets.
Results of Operations
Three months ended March 31, 2021
Operating results for the three months ended March 31, 2021 were as follows:

Three Months Ended
March 31, 2021
Investment income:
Total investment income	$5,052,009
Total operating expenses	2,692,404
Net investment income before taxes	2,359,605
Income taxes, including excise tax expense	7,265
Net investment income	2,352,340
Net realized gains	206,811
Net unrealized appreciation	3,551,045
Net realized gains and unrealized appreciation on investments and foreign currency borrowings	3,757,856
Net increase in net assets resulting from operations	$6,110,196
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

Three Months Ended
March 31, 2021
Investment income:
Interest income	$4,448,260
Fee and other income	294,990
Payment-in-kind interest income	308,759
Total investment income	$5,052,009
Investment income for the three months ended March 31, 2021 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
March 31, 2021
Operating expenses:
Interest and other financing fees	$1,022,660
Base management fee	88,167
Incentive fee	873,923
Offering costs	67,397
Professional fees	288,343
Directors fees	45,000
D&O insurance	27,532
Custody and administrative fees	79,284
Other general and administrative expenses	200,098
Total operating expenses	$2,692,404
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2021 were attributable to borrowings under the September 2020 Subscription Facility and the ING Credit Facility.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2021, the amount of base management fee incurred was $88,167.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income, or the Income-Based Fee and (ii) an incentive fee based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains, or the Capital Gains Fee. The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2021, the amount of Income-Based Fee incurred was $0.4 million and we accrued $0.5 million for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
On June 24, 2020, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was $0.2 million.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2021 were as follows:

Three Months Ended
March 31, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$546,210
Net realized gains on investments	546,210
Foreign currency transactions	(339,399)
Net realized gains	$206,811
For the three months ended March 31, 2021, we recognized net realized gains totaling $0.2 million, which consisted primarily of a net gain on our loan portfolio of $0.5 million, partially offset by a net loss on foreign currency transactions of $0.3 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2021 was as follows:

Three Months Ended
March 31, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$1,981,913
Affiliate investments	(185,109)
Net unrealized appreciation on investments	1,796,804
Foreign currency transactions	1,754,241
Net unrealized appreciation	$3,551,045
Net realized and unrealized losses on investments and foreign currency borrowings	3,757,856
For the three months ended March 31, 2021, we recorded net unrealized appreciation totaling $3.6 million, consisting of net unrealized appreciation on our current portfolio of $2.9 million, net unrealized appreciation related to foreign currency transactions of $1.8 million and net unrealized depreciation reclassification adjustments of $1.2 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $2.9 million was driven primarily by broad market moves for investments of $3.7 million, partially offset by the impact of foreign currency exchange rates on investments of $0.8 million.
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

Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 197.2% as of March 31, 2021.
Cash Flows
For the three months ended March 31, 2021, we experienced a net increase in cash in the amount of $10.1 million. During that period, our operating activities used $107.6 million in cash, consisting primarily of purchases of portfolio investments of $144.8 million and purchases of short-term investments of $49.9 million, partially offset by proceeds from sales of portfolio investments totaling $19.4 million and sales of short-term investments of $62.7 million. In addition, our financing activities provided $117.7 million of cash, consisting primarily of borrowings under the September 2020 Subscription Facility and the ING Credit Facility totaling $59.3 million and proceeds from the issuance of common stock of $59.0 million. As of March 31, 2021, we had $16.6 million of cash on hand, including foreign currencies.
Financing Transactions
September 2020 Subscription Facility
On September 21, 2020, we entered into the September 2020 Subscription Facility with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows us to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on the sum of a portion of our undrawn capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors).
The amount of permissible borrowings under the September 2020 Subscription Facility may be increased to an agreed-upon amount with the consent of the administrative agent. The September 2020 Subscription Facility has a maturity date of September 21, 2022, which date may be extended by us for one additional term of 364 days subject to satisfaction of certain conditions and the consent of the administrative agent and the lenders.
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
We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to us that are contained in the 1940 Act. As of March 31, 2021, we were in compliance with all covenants of the September 2020 Subscription Facility.
As of March 31, 2021, we had U.S. dollar borrowings of $74.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.960% (weighted average one month LIBOR of 0.110%), borrowings denominated in British pounds sterling of £21.3 million ($29.4 million U.S. dollars) with a weighted average interest rate of 1.900% (weighted average one month GBP LIBOR of 0.050%), borrowings denominated in Australian dollars of A$10.9 million ($8.3 million U.S dollars) with a weighted average interest rate of 1.860% (weighted average one month BBSY of 0.010%) and borrowings denominated in Euros of €29.8 million ($35.0 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
ING Capital Credit Facility
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.50% or the adjusted eurocurrency rate plus 2.50%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.50%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.70%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.80%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. We pay a commitment fee on undrawn amounts under the ING Credit Facility
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of our portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of our portfolio, (iii) meeting a minimum liquidity test and (iv) maintaining our status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the ING Credit Facility, we also entered into new collateral documents. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of March 31, 2021, we were in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2021, we had borrowings under the ING Credit Facility denominated in British pounds sterling of £14.1 million ($19.5 million U.S. dollars) with an interest rate of 2.563% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €7.0 million ($8.2 million U.S. dollars) with an interest rate of 2.500% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
Subsequent to March 31, 2021, we amended and restated the credit agreement governing the ING Credit Facility. The initial commitments under the Amended and Restated Credit Facility total $325.0 million, which includes a $25.0 million letter of credit sub-facility. The Amended and Restated Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility is secured primarily by a material portion of our present and future property and assets and guaranteed by certain of our subsidiaries. The revolving period under the Amended and Restated Credit Facility terminates on April 30, 2025, and the final maturity date of the Amended and Restated Credit Facility is scheduled for April 30, 2026. See Item 5 entitled “Other Information” in Part II of this Quarterly Report on Form 10-Q for more information.
Distributions to Stockholders
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.
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
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, or OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Recent Developments
Subsequent to March 31, 2021, we made approximately $91.6 million of new commitments, of which $59.9 million closed and funded. The $59.9 million of investments consist of $54.0 million of first lien senior secured debt investments, $5.8 million of second lien senior secured debt investments and $0.1 million of equity with a combined weighted average yield on debt investments of 5.9%. In addition, we funded $0.7 million of previously committed delayed draw term loans.
On April 14, 2021, we issued and sold 2,272,623.92 shares of our common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of approximately $50.0 million. We effectuated the issuance and sale of such shares in transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility. The initial commitments under the Amended and Restated Credit Facility total $325.0 million, which includes a $25.0 million letter of credit sub-facility. The Amended and Restated Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility is secured primarily by a material portion of our present and future property and assets and guaranteed by certain of our subsidiaries. The revolving period under the Amended and Restated Credit Facility terminates on April 30, 2025, and the final maturity date of the Amended and Restated Credit Facility is scheduled for April 30, 2026. See Item 5 entitled “Other Information” in Part II of this Quarterly Report on Form 10-Q for more information.
On May 6, 2021, the Board declared a quarterly dividend of $0.45 per share payable on June 16, 2021 to holders of record as of June 9, 2021.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.

The SEC recently adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
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
Valuation of Investment in Banff
We estimate the fair value of our investment in Banff Partners LLC using the net asset value of Banff Partners LLC and our ownership percentage. The net asset value of Banff Partners LLC is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the three months ended March 31, 2021 was as follows:

Three Months Ended
March 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$200,019
Management, valuation and other fees	73,884
Total Recurring Fee Income	273,903
Non-Recurring Fee Income:
Prepayment fees	—
Acceleration of unamortized loan origination fees	21,087
Total Non-Recurring Fee Income	21,087
Total Fee Income	$294,990
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balances of unused commitments to extend financing as of March 31, 2021 and December 31, 2020 were as follows:

Portfolio Company(1)	Investment Type	March 31, 2021	December 31, 2020
Bidwax(2)(4)	Acquisition Capex Facility	$1,057,769	$—
BigHand UK Bidco Limited(3)	Acquisition Capex Facility	638,587	—
British Engineering Services Holdco Limited(3)	Bridge Revolver	87,752	1,072,276
CSL DualCom(3)	Acquisition Capex Facility	1,265,627	1,253,930
Fineline Technologies, Inc.(2)	Delayed Draw Term Loan	600,000	—
FitzMark Buyer, LLC	Delayed Draw Term Loan	735,294	735,294
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	1,521,550	1,607,991
Home Care Assistance, LLC(2)	Delayed Draw Term Loan	1,408,466	—
IGL Holdings III Corp.	Delayed Draw Term Loan	2,048,397	2,048,397
INOS 19-090 GmbH(2)(4)	Acquisition Facility	907,579	944,839
Kano Laboratories LLC	Delayed Draw Term Loan	1,573,803	1,573,803
LAF International(2)(4)	Acquisition Facility	164,542	—
LivTech Purchaser, Inc.(2)	Delayed Draw Term Loan	1,723,260	—
Modern Star Holdings Bidco Pty Limited(5)	Capex Term Loan	791,743	802,138
Murphy Midco Limited(3)	Delayed Draw Term Loan	1,154,135	1,143,468
Navia Benefit Solutions, Inc.(2)	Delayed Draw Term Loan	7,904,540	—
Pacific Health Supplies Bidco Pty Limited(2)(5)	Delayed Draw Term Loan	359,558	410,784
Protego Bidco B.V.(2)(4)	Delayed Draw Term Loan	1,328,904	—
Protego Bidco B.V.(2)(4)	Revolver	797,343	—
Questel Unite(2)(4)	Acquisition Capex Facility	339,089	735,780
Radwell International, LLC	Delayed Draw Term Loan	92,456	184,911
REP SEKO MERGER SUB LLC	Delayed Draw Term Loan	727,273	727,273
Safety Products Holdings, LLC	Delayed Draw Term Loan	1,293,469	1,293,469
SSCP Pegasus Midco Limited(3)	Delayed Draw Term Loan	1,930,636	1,912,793
Utac Ceram(2)(4)	Delayed Draw Term Loan	—	1,101,195
W2O Holdings, Inc.	Delayed Draw Term Loan	2,420,752	2,420,752
Total unused commitments to extend financing		$32,872,524	$19,969,093
(1)Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, BBSY, EURIBOR and GBP LIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2021, we were not a party to any interest rate hedging arrangements.
As of March 31, 2021, approximately $242.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent comparable applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $4.8 million on an annual basis.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. A hypothetical 200 basis point increase or decrease in the interest rates on the September 2020 Subscription Facility could increase or decrease, as applicable, our interest expense by a maximum of $2.9 million on an annual basis (based on the amount of outstanding borrowings under the September 2020 Subscription Facility as of March 31, 2021).
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.50% or the adjusted eurocurrency rate plus 2.50%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.50%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.70%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.80%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. A hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $0.6 million on an annual basis (based on the amount of outstanding borrowings under the ING Credit Facility as of March 31, 2021).
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the September 2020 Subscription Facility and under the ING Credit Facility to finance such investments. As of March 31, 2021, we had U.S. dollar borrowings of $74.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.960% (weighted average one month LIBOR of 0.110%), borrowings denominated in British pounds sterling of £21.3 million ($29.4 million U.S. dollars) with a weighted average interest rate of 1.900% (weighted average one month GBP LIBOR of 0.050%), borrowings denominated in Australian dollars of A$10.9 million ($8.3 million U.S dollars) with a weighted average interest rate of 1.860% (weighted average one month BBSY of 0.010%) and borrowings denominated in Euros of €29.8 million ($35.0 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%).
As of March 31, 2021, we had borrowings under the ING Credit Facility denominated in British pounds sterling of £14.1 million ($19.5 million U.S. dollars) with a weighted average interest rate of 2.563% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €7.0 million ($8.2 million U.S. dollars) with an interest rate of 2.500% (one month EURIBOR of 0.000%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 23, 2021, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
There have been no material changes during the three months ended March 31, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
We entered into Subscription Agreements with a number of investors for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to make capital contributions to purchase our common stock at a price at least equal to the net asset value per share as determined by the Board (or an authorized committee thereof) within no more than 48 hours of the share issuance up to the amount of their respective capital commitments, on an as-needed basis as determined by us with a minimum of 10 calendar days’ prior notice.
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
Share Issue Date	Shares Issued	Aggregate Offering Price
January 25, 2021	2,548,656	$55,000,000	(1)
January 28, 2021	185,357	4,000,000	(2)
Total	2,734,013	$59,000,000
(1)Includes 40,358.29 shares issued, at an aggregate offering price of $0.9 million, to C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser and includes 766,807.51 shares issued at an aggregate offering price of $16.5 million to MassMutual.
(2)Includes 9,267.84 shares issued, at an aggregate offering price of $0.2 million, to C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser and includes 176,088.97 shares issued at an aggregate offering price of $3.8 million to MassMutual.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On April 30, 2021, we amended and restated the ING Credit Facility (as amended and restated, the “Amended and Restated Credit Facility”). The initial commitments under the Amended and Restated Credit Facility total $325.0 million, which includes a $25.0 million letter of credit sub-facility. The Amended and Restated Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility is secured primarily by a material portion of our present and future property and assets and guaranteed by certain of our subsidiaries. The revolving period under the Amended and Restated Credit Facility terminates on April 30, 2025, and the final maturity date of the Amended and Restated Credit Facility is scheduled for April 30, 2026.
Borrowings under the Amended and Restated Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate, plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate, plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The Amended and Restated Credit Facility also includes updated provisions regarding the unavailability of LIBOR, including an updated fallback that would apply in the absence of LIBOR. We pay a commitment fee on undrawn amounts under the Amended and Restated Credit Facility.
The Amended and Restated Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum shareholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of our portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of our portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining our status as a RIC under the Code and as a BDC under the 1940 Act. The Amended and Restated Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The Amended and Restated Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the Amended and Restated Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us.
The above description is only a summary of the material provisions of the Amended and Restated Credit Facility and is qualified in its entirety by reference to a copy of the credit agreement governing the Amended and Restated Credit Facility, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

10.2
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

10.3
First Amendment to Revolving Credit Agreement, dated as of April 12, 2021, by and among the Registrant, the banks and financial institutions from time to time party thereto, as lenders, and Société Générale, as the administrative agent and a lender.

10.4
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 30, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent.

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	May 6, 2021	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer