Form 10-Q
period 2021-06-30
Barings Capital Investment Corp
filed 2021-08-05
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 5, 2021 was 13,049,628.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $396,246,520 and $177,837,323 as of June 30, 2021 and December 31, 2020, respectively)	$405,305,480	$183,961,244
Affiliate investments (cost of $48,170,628 as of June 30, 2021 and $0 as of December 31, 2020, respectively)	47,861,107	—
Short-term investments (cost of $3,000,739 and $31,100,605 as of June 30, 2021 and December 31, 2020, respectively)	3,000,739	31,100,444
Total investments at fair value	456,167,326	215,061,688
Cash	13,624,689	1,928,403
Foreign currencies (cost of $16,218,480 and $4,516,684 as of June 30, 2021 and December 31, 2020, respectively)	15,907,677	4,577,775
Interest and fees receivable	7,332,009	1,955,371
Prepaid expenses and other assets	327,354	1,168,788
Deferred financing fees	3,232,676	913,375
Receivable from unsettled transactions	77,288,280	2,616,480
Total assets	$573,880,011	$228,221,880
Liabilities:
Accounts payable and accrued liabilities	$744,492	$331,717
Interest payable	275,861	32,527
Administrative fees payable	200,000	10,000
Base management fees payable	138,044	50,811
Incentive management fees payable	2,229,506	1,058,352
Derivative liability	290,009	1,150,208
Payable from unsettled transactions	13,270,436	1,603,129
Borrowings under subscription and credit facilities	330,686,131	116,593,920
Total liabilities	347,834,479	120,830,664
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 10,185,518 and 4,976,474 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	10,186	4,976
Additional paid-in capital	213,041,267	99,655,070
Total distributable earnings	12,994,079	7,731,170
Total net assets	226,045,532	107,391,216
Total liabilities and net assets	$573,880,011	$228,221,880
Net asset value per share	$22.19	$21.58
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$7,075,784	$11,517,592
Short-term investments	(197)	6,255
Total interest income	7,075,587	11,523,847
Dividend income:
Non-Control / Non-Affiliate investments	33,027	33,027
Affiliate investments	334,213	334,213
Total dividend income	367,240	367,240
Fee and other income:
Non-Control / Non-Affiliate investments	470,882	765,872
Total fee and other income	470,882	765,872
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	545,134	853,894
Total payment-in-kind interest income	545,134	853,894
Total investment income	8,458,843	13,510,853
Operating expenses:
Interest and other financing fees	1,721,324	2,743,984
Base management fee (Note 2)	138,044	226,211
Incentive management fees (Note 2)	944,771	1,818,694
Offering costs	68,146	135,542
Professional fees	213,293	501,637
Directors fees	60,000	105,000
D&O insurance	27,838	55,370
Custody and administrative fees	94,885	174,169
Other general and administrative expenses (Note 2)	229,270	429,369
Total operating expenses	3,497,571	6,189,976
Net investment income before taxes	4,961,272	7,320,877
Income taxes, including excise tax expense	400	7,665
Net investment income after taxes	4,960,872	7,313,212
Realized gains and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains:
Non-Control / Non-Affiliate investments	748,557	1,294,768
Net realized gains on investments	748,557	1,294,768
Foreign currency transactions	511,709	172,310
Net realized gains	1,260,266	1,467,078
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	953,286	2,935,198
Affiliate investments	(124,412)	(309,521)
Net unrealized appreciation on investments	828,874	2,625,677
Foreign currency transactions	(437,019)	1,317,222
Net unrealized appreciation	391,855	3,942,899
Net realized gains and unrealized appreciation on investments and foreign currency transactions	1,652,121	5,409,977
Net increase in net assets resulting from operations	$6,612,993	$12,723,189
Net investment income per share—basic and diluted	$0.51	$0.88
Net increase in net assets resulting from operations per share—basic and diluted	$0.68	$1.53
Dividends/distributions per share:
Total dividends/distributions	$0.45	$0.83
Weighted average shares outstanding—basic and diluted	9,708,110	8,334,119
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets

Three Months Ended June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2021	7,710,486	$7,710	$158,652,336	$10,911,381	$169,571,427
Net investment income	—	—	—	4,960,872	4,960,872
Net realized gain on investments / foreign currency transactions	—	—	—	1,260,266	1,260,266
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	391,855	391,855
Distributions declared from earnings	202,407	202	4,416,205	(4,530,295)	(113,888)
Issuance of common stock	2,272,625	2,274	49,972,726	—	49,975,000
Balance, June 30, 2021	10,185,518	$10,186	$213,041,267	$12,994,079	$226,045,532

Six Months Ended June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	4,976,474	$4,976	$99,655,070	$7,731,170	$107,391,216
Net investment income	—	—	—	7,313,212	7,313,212
Net realized gain on investments / foreign currency transactions	—	—	—	1,467,078	1,467,078
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,942,899	3,942,899
Distributions declared from earnings and dividends reinvested	202,407	202	4,416,205	(7,460,280)	(3,043,873)
Issuance of common stock	5,006,637	5,008	108,969,992	—	108,975,000
Balance, June 30, 2021	10,185,518	$10,186	$213,041,267	$12,994,079	$226,045,532
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows

Six Months Ended
June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,723,189
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(390,731,183)
Repayments received / sales of portfolio investments	55,483,475
Purchases of short-term investments	(82,907,255)
Sales of short-term investments	111,005,810
Loan origination and other fees received	8,581,873
Net realized gain on investments	(1,294,768)
Net realized gain on foreign currency transactions	(172,310)
Net unrealized appreciation of investments	(2,625,677)
Net unrealized appreciation of foreign currency transactions	(1,317,222)
Payment-in-kind interest	(853,894)
Amortization of deferred financing fees	522,193
Amortization of offering costs	135,542
Accretion of loan origination and other fees	(571,029)
Amortization / accretion of purchased loan premium / discount	(1,007,379)
Changes in operating assets and liabilities:
Interest and fees receivables	(5,437,664)
Prepaid expenses and other assets	1,163,305
Accounts payable and accrued liabilities	616,179
Interest payable	245,226
Net cash used in operating activities	(296,441,589)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	233,878,144
Repayments of credit facilities	(17,500,000)
Financing fees paid	(2,841,494)
Issuance of common stock	108,975,000
Cash dividends / distributions paid	(3,043,873)
Net cash provided by financing activities	319,467,777
Net increase in cash and foreign currencies	23,026,188
Cash and foreign currencies, beginning of period	6,506,178
Cash and foreign currencies, end of period	$29,532,366
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,672,170
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$4,416,407
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1A Smart Start LLC (0.6%)*(6) (7) (10)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 06/21, Due 05/28)	$1,391,234	$1,370,535	$1,370,365
			1,391,234	1,370,535	1,370,365

Advantage Software Company (The), LLC (2.9%)*(6) (7)	Advertising, Printing & Publishing	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 01/21, Due 01/27)(10)	6,339,010	6,181,720	6,180,534
		Class A Partnership Units (2,443.37 units, Acquired 01/21)		244,337	249,582
		Class B Partnership Units (1,210.95 units, Acquired 01/21)		7,847	222,488
			6,339,010	6,433,904	6,652,604

AEP Holdings, Inc. (1.5%)*(6) (7)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(15)	1,294,273	1,291,592	1,281,331
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25)(10)	2,102,067	2,063,808	2,081,046
			3,396,340	3,355,400	3,362,377

Air Canada 2020-2 Class B Pass Through Trust (1.1%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,278,387	2,278,386	2,529,008
			2,278,387	2,278,386	2,529,008

Air Comm Corporation, LLC (2.5%)* (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/27)	5,945,946	5,745,946	5,745,946
			5,945,946	5,745,946	5,745,946

AIT Worldwide Logistics Holdings, Inc. (2.2%)*(6) (7)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/28)(10)	4,849,092	4,742,259	4,739,987
		Partnership Units (161.64 units, Acquired 04/21)		161,636	162,785
			4,849,092	4,903,895	4,902,772

Alpine US Bidco LLC (8.0%)*(6) (7) (10)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156,509	17,618,677	18,156,509
			18,156,509	17,618,677	18,156,509

Anagram Holdings, LLC (2.9%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	5,617,645	5,207,168	6,460,291
			5,617,645	5,207,168	6,460,291

Apus Bidco Limited (1.2%)*(3) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	2,845,374	2,763,630	2,774,581
			2,845,374	2,763,630	2,774,581

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (9.1%)*(6) (7) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	21,000,000	20,478,534	20,475,000
			21,000,000	20,478,534	20,475,000

Archimede (5.2%)*(3) (6) (7) (16)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 10/20, Due 10/27)	11,977,596	11,906,390	11,797,932
			11,977,596	11,906,390	11,797,932

Argus Bidco Limited (0.3%)*(3) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(13)	528,721	493,731	524,491
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(10)	119,048	115,538	118,096
			647,769	609,269	642,587

Ascensus, Inc (3.3%)*(6) (7) (10)	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 05/21, Due 08/29)	7,510,730	7,435,622	7,435,622
			7,510,730	7,435,622	7,435,622

AVSC Holding Corp. (2.0%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25) (7)(12)	249,384	229,185	235,134
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,604,489	3,517,555	4,301,345
			3,853,873	3,746,740	4,536,479

Bidwax (0.3%)*(3) (6) (7) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	711,540	695,823	688,856
			711,540	695,823	688,856

BigHand UK Bidco Limited (0.1%)*(3) (6) (7) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 01/21, Due 01/28)	223,965	211,475	215,896
			223,965	211,475	215,896

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Blue Ribbon, LLC (5.7%)*(7) (10)	Brewers	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 05/21, Due 05/28)	$13,043,478	$12,722,192	$12,854,348
			13,043,478	12,722,192	12,854,348

British Airways 2020-1 Class B Pass Through Trust (0.4%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	863,250	863,250	1,001,040
			863,250	863,250	1,001,040

British Engineering Services Holdco Limited (1.1%)*(3) (6) (7) (14)	Engineering Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	2,489,469	2,361,886	2,427,041
			2,489,469	2,361,886	2,427,041

Canadian Orthodontic Partners Corp.(1.9%)*(3) (6) (7) (19)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,437,878	4,496,669	4,389,012
			4,437,878	4,496,669	4,389,012

Carlson Travel, Inc. (2.1%)*	Business Equipment & Services	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	2,000,000	1,575,000	1,838,760
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 11/20, Due 03/25)	2,660,000	2,609,262	2,793,000
		Common Stock (1,231 units, Acquired 11/20)(6)		55,395	12,310
			4,660,000	4,239,657	4,644,070

Cineworld Group PLC (3.1%)*(3) (7)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, Acquired 04/20, Due 02/25)(11)	6,044,221	4,046,956	5,313,898
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,149,078	1,004,780	1,444,966
		Warrants (371,024 units, Acquired 12/20)		68,122	235,774
			7,193,299	5,119,858	6,994,638

Crash Champions (1.0%)*(6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 08/25)	2,264,779	2,170,639	2,167,717
			2,264,779	2,170,639	2,167,717

CSL DualCom (0.5%)*(3) (6) (7) (14)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,238,025	1,076,531	1,182,075
			1,238,025	1,076,531	1,182,075

Cvent, Inc. (0.9%)*(7) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 07/20, Due 11/24)	1,961,277	1,725,130	1,932,839
			1,961,277	1,725,130	1,932,839

CW Group Holdings, LLC (3.8%)*(6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(8)	8,082,973	7,911,158	8,082,973
		LLC Units (403,441.04 units, Acquired 01/21)		403,441	431,682
			8,082,973	8,314,599	8,514,655

Discovery Education, Inc. (1.8%)*(6) (7) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	3,971,272	3,908,083	3,971,272
			3,971,272	3,908,083	3,971,272

Dragon Bidco (1.4%)*(3) (6) (7) (16)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	3,201,932	3,168,230	3,121,883
			3,201,932	3,168,230	3,121,883

Entact Environmental Services, Inc. (1.8%)*(6) (7) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	4,063,947	4,026,117	4,030,664
			4,063,947	4,026,117	4,030,664

EPS NASS Parent, Inc. (2.6%)*(6) (7) (10)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	6,072,990	5,942,446	5,939,384
			6,072,990	5,942,446	5,939,384

Ferrellgas L.P. (1.3%)*(3) (6)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 3/21)		2,799,420	2,943,720
				2,799,420	2,943,720

Fineline Technologies, Inc. (0.8%)*(6) (7) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/27)	1,755,600	1,722,173	1,731,653
			1,755,600	1,722,173	1,731,653

FitzMark Buyer, LLC (1.1%)*(6) (7) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	2,491,176	2,445,201	2,476,229
			2,491,176	2,445,201	2,476,229

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Foundation Risk Partners, Corp. (1.7%)*(6) (7) (10)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	$3,316,651	$3,259,184	$3,263,585
		Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 09/20, Due 11/24)	555,556	517,617	555,556
			3,872,207	3,776,801	3,819,141

FragilePak LLC (4.2%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(10)	8,893,411	8,531,442	8,526,558
		Partnership Units (889.3 units, Acquired 05/21)		889,341	889,340
			8,893,411	9,420,783	9,415,898

Halo Technology Bidco, Inc. (3.3%)*(6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 06/21, Due 06/27)	7,500,000	7,387,542	7,387,500
			7,500,000	7,387,542	7,387,500

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.8%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,521,212	3,521,212	4,031,788
			3,521,212	3,521,212	4,031,788

Hoffmaster Group Inc. (1.1%)*(7) (10)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,527,326	2,212,472	2,430,656
			2,527,326	2,212,472	2,430,656

Home Care Assistance, LLC (1.6%)*(6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/21, Due 03/27)	3,675,533	3,587,789	3,592,030
			3,675,533	3,587,789	3,592,030

Houghton Mifflin Harcourt Publishers Inc. (0.1%)*(7) (8)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	157,041	147,941	157,069
			157,041	147,941	157,069

IGL Holdings III Corp. (1.1%)*(6) (7) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	2,379,468	2,317,833	2,379,468
			2,379,468	2,317,833	2,379,468

IM Square (2.6%)*(3) (6) (7) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/28)	6,166,683	6,033,587	5,892,740
			6,166,683	6,033,587	5,892,740

IMIA Holdings, Inc. (7.4%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 04/21, Due 04/27)	17,000,000	16,670,487	16,660,000
			17,000,000	16,670,487	16,660,000

Infoblox, Inc. (1.3%)*(7) (10)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 11/28)	2,842,720	2,829,279	2,874,700
			2,842,720	2,829,279	2,874,700

Innovad Group II BV (1.8%)*(3) (6) (7) (15)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	4,310,995	4,167,670	4,171,786
			4,310,995	4,167,670	4,171,786

INOS 19-090 GmbH (0.4%)*(3) (6) (7) (15)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 12/27)	910,748	903,185	882,910
			910,748	903,185	882,910

JetBlue 2019-1 Class B Pass Through Trust (0.9%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,777,355	1,777,355	2,088,392
			1,777,355	1,777,355	2,088,392

JF Acquisition, LLC (1.6%)*(6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,650,868	3,544,369	3,581,647
			3,650,868	3,544,369	3,581,647

Kano Laboratories LLC (1.5%)*(6) (7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)(10)	3,402,460	3,312,154	3,402,460
		Partnership Equity (78.7 units, Acquired 11/20)		78,690	85,256
			3,402,460	3,390,844	3,487,716

Kona Buyer, LLC (2.6%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	5,905,571	5,769,089	5,785,133
			5,905,571	5,769,089	5,785,133

LAF International (0.2%)*(3) (6) (7) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	355,770	355,533	350,220
			355,770	355,533	350,220

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Learfield Communications, LLC (2.4%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(7)(8)	$68,045	$47,972	$65,663
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(10)	5,397,867	5,358,662	5,418,109
			5,465,912	5,406,634	5,483,772

LivTech Purchaser, Inc. (1.5%)*(6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/25)	3,533,189	3,489,183	3,493,164
			3,533,189	3,489,183	3,493,164

MC Group Ventures Corporation (0.2%)*(6)	Business Services	Partnership Equity Units (373.33 Units, Acquired 06/21)		373,331	373,330
			—	373,331	373,330

Modern Star Holdings Bidco Pty Limited (0.3%)*(3) (6) (7) (17)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	783,270	737,431	766,069
			783,270	737,431	766,069

MSG National Properties (2.3%)*(3) (6) (7) (10)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	4,987,500	4,853,473	5,137,127
			4,987,500	4,853,473	5,137,127

Murphy Midco Limited (0.4%)*(3) (6) (7) (13)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 11/20, Due 11/27)	870,271	781,834	825,702
			870,271	781,834	825,702

Music Reports, Inc. (1.0%)*(6) (7) (8)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	2,268,223	2,218,160	2,268,223
			2,268,223	2,218,160	2,268,223

Navia Benefit Solutions, Inc. (3.5%)* (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	8,227,168	8,001,905	8,017,760
			8,227,168	8,001,905	8,017,760

Odeon Cinemas Group Limited (3.6%)*(3) (6)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.75% PIK, Acquired 02/21, Due 08/23)	2,828,234	2,745,552	2,884,799
		First Lien Senior Secured Term Loan (10.75% PIK, Acquired 02/21, Due 08/23)	5,135,067	5,095,109	5,237,769
			7,963,301	7,840,661	8,122,568

OG III B.V. (8.8%)*(3) (6) (7) (15)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	20,545,287	20,379,888	19,927,540
			20,545,287	20,379,888	19,927,540

Omni Intermediate Holdings, LLC (2.2%)*(6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	5,035,260	4,915,055	4,909,379
			5,035,260	4,915,055	4,909,379

Oracle Vision Bidco Limited (0.6%)*(3) (6) (7) (20)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,465,741	1,453,375	1,421,769
			1,465,741	1,453,375	1,421,769

Origin Bidco Limited (0.4%)*(3) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(10)	597,094	580,789	580,674
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(15)	393,386	393,177	382,568
			990,480	973,966	963,242

Pacific Health Supplies Bidco Pty Limited (0.4%)*(3) (6) (7) (18)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	874,463	819,020	844,594
			874,463	819,020	844,594

PerTronix, LLC (1.3%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	2,870,452	2,831,426	2,870,451
			2,870,452	2,831,426	2,870,451

Premium Franchise Brands, LLC (2.2%)*(6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	4,987,500	4,894,780	4,947,600
			4,987,500	4,894,780	4,947,600

Premium Invest (4.6%)*(3) (6) (7) (15)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	10,673,105	10,571,824	10,304,586
			10,673,105	10,571,824	10,304,586

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Protego Bidco B.V. (0.3%)*(3) (6) (7) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	$268,178	$261,543	$268,178
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	385,898	371,141	374,744
			654,076	632,684	642,922

Questel Unite (0.4%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(15)	434,812	433,108	431,704
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)(10)	367,305	362,140	365,836
			802,117	795,248	797,540

Radwell International, LLC (0.4%)*(6) (7) (10)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	997,962	979,589	981,681
			997,962	979,589	981,681

Recovery Point Systems, Inc. (2.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)(10)	5,084,316	4,994,919	5,084,316
		Partnership Equity (81,313 units, Acquired 03/21)		81,313	73,914
			5,084,316	5,076,232	5,158,230

REP SEKO MERGER SUB LLC (1.9%)*(6) (7) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	4,251,364	4,133,382	4,251,364
			4,251,364	4,133,382	4,251,364

Resonetics, LLC (0.4%)*(6) (7) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	968,101	949,048	948,739
			968,101	949,048	948,739

RPX Corporation (2.0%)*(6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	4,612,500	4,521,302	4,619,419
			4,612,500	4,521,302	4,619,419

Safety Products Holdings, LLC (1.6%)*(6) (7)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(8)	3,557,040	3,456,302	3,503,684
		Common Stock (84.8 units, Acquired 12/20)		84,818	105,454
			3,557,040	3,541,120	3,609,138

Serta Simmons Bedding LLC (0.8%)*(7) (8)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,980,000	1,711,560	1,887,059
			1,980,000	1,711,560	1,887,059

Sigmatek Systems, LLC (1.1%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/21, Due 01/27)	2,487,500	2,441,229	2,457,650
			2,487,500	2,441,229	2,457,650

SISU ACQUISITIONCO., INC. (2.2%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	4,975,000	4,882,730	4,892,728
			4,975,000	4,882,730	4,892,728

SN BUYER, LLC (2.2%)*(6) (7) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)	4,854,167	4,764,197	4,868,728
			4,854,167	4,764,197	4,868,728

SPT Acquico Limited (0.4%)*(3) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	920,709	898,957	904,136
			920,709	898,957	904,136

SSCP Pegasus Midco Limited (0.2%)*(3) (6) (7) (13)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	529,345	449,738	524,421
			529,345	449,738	524,421

Syniverse Holdings, Inc. (2.0%)*(7) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,649,102	3,937,736	4,598,566
			4,649,102	3,937,736	4,598,566

Trident Maritime Systems, Inc. (7.4%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	16,957,500	16,677,397	16,694,828
			16,957,500	16,677,397	16,694,828

UKFast Leaders Limited (0.5%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 7.0%, 7.0% Cash, Acquired 09/20, Due 09/27)	1,151,574	1,043,137	1,126,367
			1,151,574	1,043,137	1,126,367

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Utac Ceram (0.5%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)(15)	$830,130	$820,671	$813,009
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 02/21, Due 09/27)(10)	363,900	363,900	356,396
			1,194,030	1,184,571	1,169,405

Vital Buyer, LLC (6.5%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 06/21, Due 06/28)(10)	14,880,952	14,586,081	14,583,332
		Partnership Equity (16,442.9 units, Acquired 06/21)		164,429	164,429
			14,880,952	14,750,510	14,747,761

W2O Holdings, Inc. (0.0%)*(6) (7)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 10/20, Due 06/25)	—	(43,004)	—
			—	(43,004)	—

Willis Engine Structured Trust VI (1.2%)*	Structured Finance	Structured Secured Note - Series 2021-1 Class C (7.4% Cash, Acquired 05/21, Due 05/46)	2,700,000	2,699,965	2,690,063
			2,700,000	2,699,965	2,690,063

Subtotal Non–Control / Non–Affiliate Investments (179.3%)			403,134,200	396,246,520	405,305,480

Affiliate Investments: (4)
Banff Partners LP (5.5%)*(3)	Investment Funds & Vehicles	10% Partnership Interest, Acquired 03/21		$12,645,628	$12,533,664
				12,645,628	12,533,664

Thompson Rivers LLC (13.2%)*(3)	Investment Funds & Vehicles	8.8% Member Interest, Acquired 06/21		30,000,000	29,738,850
				30,000,000	29,738,850

Waccamaw River LLC (2.5%)*(3)	Investment Funds & Vehicles	25% Member Interest, Acquired 02/21		5,525,000	5,588,593
				5,525,000	5,588,593

Subtotal Affiliate Investments (21.2%)				48,170,628	47,861,107

Short-Term Investment:

JPMorgan Chase & Co. (1.3%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.05% yield)		3,000,739	3,000,739
				3,000,739	3,000,739

Subtotal Short-Term Investment (1.3%)				3,000,739	3,000,739

Total Investments, June 30, 2021 (201.8%)*			$403,134,200	$447,417,887	$456,167,326

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$253,492	$191,722	07/07/21	$(1,711)
Foreign currency forward contract (AUD)	$194,762	A$253,492	07/07/21	4,752
Foreign currency forward contract (AUD)	$209,685	A$277,144	10/06/21	1,871

Foreign currency forward contract (CAD)	$4,974,064	C$6,000,000	07/07/21	137,138
Foreign currency forward contract (CAD)	C$6,000,000	$4,862,383	07/07/21	(25,457)
Foreign currency forward contract (CAD)	$4,887,602	C$6,031,236	10/06/21	25,605

Foreign currency forward contract (EUR)	€6,328,849	$7,690,078	07/07/21	(188,948)
Foreign currency forward contract (EUR)	$7,555,265	€6,328,849	07/07/21	54,135
Foreign currency forward contract (EUR)	$1,588,410	€1,329,840	10/06/21	9,309

Foreign currency forward contract (GBP)	$14,570,402	£10,500,000	07/07/21	73,882
Foreign currency forward contract (GBP)	£10,500,000	$14,486,701	07/07/21	9,819
Foreign currency forward contract (GBP)	£10,019,300	$13,909,572	10/06/21	(73,893)
Total Foreign Currency Forward Contracts, June 30, 2021				$26,502
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors (the “Board”) of Barings Capital Investment Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA or an alternate

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021
Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including short-term investments), which as of June 30, 2021 represented 201.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 27.4% of total investments at fair value as of June 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the six months ended June 30, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$—	$12,645,628	$—	$—	$(111,964)	$12,533,664	$—
		—	12,645,628	—	—	(111,964)	12,533,664	—

Thompson Rivers LLC	8.8% Member Interest	—	30,000,000	—	—	(261,150)	$29,738,850	334,213
		—	30,000,000	—	—	(261,150)	29,738,850	334,213

Waccamaw River LLC	25% Member Interest	—	5,525,000	—	—	63,593	$5,588,593	—
		—	5,525,000	—	—	63,593	5,588,593	—

Total Affiliate Investments		$—	$48,170,628	$—	$—	$(309,521)	$47,861,107	$334,213
(a) Equity and equity-linked investments are non-income producing, unless otherwise noted.
(b) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.

(5)Some or all of the investment is or will be encumbered as security for the Company's senior secured revolving credit facility with ING Capital LLC (the "ING Credit Facility").
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2021 was 0.10050%.
(9)The interest rate on these loans is subject to 2 Month LIBOR, which as of June 30, 2021 was 0.12550%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2021 was 0.14575%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2021 was 0.15950%.
(12)The interest rate on these loans is subject to 12 Month LIBOR, which as of June 30, 2021 was 0.24625%.
(13)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of June 30, 2021 was 0.07788%.
(14)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of June 30, 2021 was 0.10800%.
(15)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2021 was -0.54200%.
(16)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2021 was -0.51500%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2021 was 0.01000%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2021 was 0.03030%.
(19)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2021 was 0.43875%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2021 was 0.05670%.

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $382.9 billion in assets under management as of June 30, 2021.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3 – Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statement of Operations.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of June 30, 2021, BIIL had approximately £14.8 billion in assets under management.
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
For the three and six months ended June 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.1 million and $0.2 million, respectively. As of June 30, 2021, the Base Management Fee of $0.1 million for the three months ended June 30, 2021 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $50,811 for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and six months ended June 30, 2021, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $0.7 million and $1.1 million, respectively. As of June 30, 2021, the Income-Based Fee of $0.7 million for the three months ended June 30, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Income-Based Fee of $0.2 million for the three months ended December 31, 2020 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three and six months ended June 30, 2021, the Company accrued $0.2 million and $0.7 million, respectively, of Capital Gains Fee. As of June 30, 2021, the Capital Gains Fee of $1.5 million accrued for the three months ended December 31, 2020 and the six months ended June 30, 2021, was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Capital Gains Fee of $0.8 million for the three months ended December 31, 2020 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and six months ended June 30, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.4 million, respectively. As of June 30, 2021, the administrative expenses of $0.2 million incurred during the three months ended June 30, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $10,000 incurred during the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2021:
Senior debt and 1st lien notes	$323,752,662	72%	$330,458,647	73%	146%
Subordinated debt and 2nd lien notes	55,941,571	13	56,556,479	12	25
Structured products	11,140,167	2	12,340,291	3	6
Equity shares	5,343,998	1	5,714,289	1	3
Equity warrants	68,122	—	235,774	—	—
Investments in joint ventures	48,170,628	11	47,861,107	10	21
Short-term investments	3,000,739	1	3,000,739	1	1
	$447,417,887	100%	$456,167,326	100%	202%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76%	153%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4	8
Structured products	9,774,483	5	10,382,698	5	10
Equity shares	218,903	—	206,595	—	—
Equity warrants	68,122	—	111,578	—	—
Short-term investments	31,100,605	15	31,100,444	14	29
	$208,937,928	100%	$215,061,688	100%	200%
For the three months ended June 30, 2021, the Company made 25 new investments totaling $186.6 million, made investments in existing portfolio companies totaling $29.2 million, made additional investments in joint venture equity portfolio companies totaling $8.0 million and made new joint venture equity investments totaling $35.5 million. During the six months ended June 30, 2021, the Company made 43 new investments totaling $335.5 million, made investments in existing portfolio companies totaling $18.7 million and made new joint venture equity investments totaling $48.2 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at June 30, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	June 30, 2021		December 31, 2020
Aerospace and Defense	$45,519,334	10.0%	$9,033,671	4.9%
Automotive	5,038,169	1.1	2,834,499	1.6
Banking, Finance, Insurance and Real Estate	30,226,671	6.7	3,283,573	1.8
Beverage, Food and Tobacco	35,182,643	7.8	2,146,807	1.2
Chemicals, Plastics, and Rubber	9,948,007	2.2	9,633,625	5.2
Consumer Goods: Durable	1,887,059	0.4	2,198,300	1.2
Consumer Goods: Non-durable	5,064,064	1.1	7,094,740	3.9
Containers, Packaging and Glass	22,358,196	4.9	2,222,988	1.2
Energy: Oil and Gas	2,943,720	0.6	—	—
Environmental Industries	4,030,664	0.9	—	—
Healthcare and Pharmaceuticals	24,957,273	5.5	12,426,339	6.8
High Tech Industries	58,318,524	12.9	14,801,538	8.0
Hotel, Gaming and Leisure	20,254,329	4.5	10,528,269	5.7
Investment Funds and Vehicles	47,861,107	10.6	—	—
Media: Advertising, Printing and Publishing	15,317,425	3.4	11,955,342	6.5
Media: Broadcasting and Subscription	2,333,886	0.5	2,296,431	1.2
Media: Diversified and Production	6,243,810	1.4	8,388,524	4.6
Services: Business	46,287,156	10.2	29,137,858	15.8
Services: Consumer	19,847,551	4.4	12,415,655	6.7
Structured Products	12,340,291	2.7	10,382,698	5.6
Telecommunications	6,907,009	1.5	14,645,298	8.0
Transportation: Cargo	25,955,641	5.7	13,237,433	7.2
Wholesale	4,344,058	1.0	5,297,656	2.9
Total	$453,166,587	100.0%	$183,961,244	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP ("Banff"), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2021, the Company contributed $12.6 million of capital and held a 10.0% partnership interest in Banff. As of June 30, 2021, the cost and fair value of the Company's investment in Banff was $12.6 million and $12.5 million, respectively.
The Company may sell portions of its investments via assignment to Banff. As of June 30, 2021, the Company had sold $103.4 million of its investments to Banff. As of June 30, 2021, the Company had $77.7 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Unaudited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, Barings BDC, Inc. entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2021. As of June 30, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $325.0 million, all of which has been funded.
On June 30, 2021, Thompson Rivers declared a $3.5 million dividend, of which, $0.3 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. As of June 30, 2021, Thompson Rivers had $2.5 billion in Ginnie Mae early buyout loans and $131.7 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans. Thompson Rivers’ repurchase agreement line with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $839.6 million and $670.1 million outstanding as of June 30, 2021 and December 31, 2020, respectively. Thompson Rivers’ repurchase agreement line with Bank of America N.A., which is non-recourse to the Company, had approximately $1,472.2 million outstanding as of June 30, 2021.
The Company has determined that Thompson Rivers is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of June 30, 2021 and December 31, 2020, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of June 30, 2021		As of December 31, 2020
Total contributed capital by Barings Capital Investment Corporation	$30,000,000		$—
Total contributed capital by all members	$325,000,000	(1)	$100,000,000	(2)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $120.0 million of total contributed capital by related parties.
(2)Includes $100.0 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, Barings BDC, Inc. entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $5.5 million has been funded as of June 30, 2021. As of June 30, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $100.0 million, of which $29.2 million (including $7.1 million of recallable return of capital) has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company has determined that Waccamaw River is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of June 30, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of June 30, 2021
Total contributed capital by Barings Capital Investment Corporation	$5,525,000
Total contributed capital by all members	$29,200,000	(1)

Total return of capital (recallable) by Barings Capital Investment Corporation	$—
Total return of capital (recallable) by all members	$(7,100,000)	(2)

Total unfunded commitments by Barings Capital Investment Corporation	$19,475,000
Total unfunded commitments by all members	$77,900,000	(3)
(1)Includes $18.2 million of total contributed capital by related parties.
(2)Includes ($7.1) million of total return of capital (recallable) by related parties.
(3)Includes $39.0 million of unfunded commitments by related parties.
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Company assesses the appropriateness of the use of these third-

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
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
Valuation of Investment in Banff, Thompson Rivers and Waccamaw River
The Company estimates the fair value of its investments in Banff, Thompson Rivers and Waccamaw River using the net asset value of each company and its ownership percentage. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2021	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$154,264,255	Yield Analysis	Market Yield	5.6% – 13.1%	7.0%	Decrease
	111,202,997	Recent Transaction	Transaction Price	97.0% – 99.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	555,556	Yield Analysis	Market Yield	10.1% – 10.1%	10.1%	Decrease
	27,534,092	Recent Transaction	Transaction Price	97.5% – 98.5%	97.6%	Increase
Equity shares(3)	1,331,160	Market Approach	Adjusted EBITDA Multiple	11.0x – 24.4x	16.5x	Increase
	1,427,099	Recent Transaction	Transaction Price	$10 – $1000	$885.9	Increase
(1) Excludes investments with an aggregate fair value amounting to $13,259,692, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $25,592,131, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $2,956,030, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$60,618,463	Yield Analysis	Market Yield	5.7% – 13.2%	7.3%	Decrease
	59,681,166	Recent Transaction	Transaction Price	96.0% – 100%	97.6%	Increase
Subordinated debt and 2nd lien notes(2)	516,889	Yield Analysis	Market Yield	10.1% – 10.9%	10.2%	Decrease
Equity shares(3)	78,690	Recent Transaction	Transaction Price	$1,000	$1,000	Increase
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

The following tables present the Company’s investment portfolio at fair value as of June 30, 2021 and December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$51,731,703	$278,726,944	$330,458,647
Subordinated debt and 2nd lien notes	—	2,874,700	53,681,779	56,556,479
Structured products	—	12,340,291	—	12,340,291
Equity shares	—	—	5,714,289	5,714,289
Equity warrants	—	235,774	—	235,774
Short-term investments	3,000,739	—	—	3,000,739
	$3,000,739	$67,182,468	$338,123,012	$408,306,219
Investments in joint ventures(1)				$47,861,107
				$456,167,326
(1) The Company's investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

Six Months Ended June 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,324,629	$1,236,200	$121,775	$126,682,604
New investments	275,484,784	57,875,665	2,325,676	335,686,125
Transfers into Level 3	—	—	2,884,240	2,884,240
Proceeds from sales of investments	(114,516,661)	(3,888,800)	—	(118,405,461)
Loan origination fees received	(6,847,720)	(1,408,066)	—	(8,255,786)
Principal repayments received	(1,815,989)	(741,557)	—	(2,557,546)
Payment in kind interest earned	210,907	—	—	210,907
Accretion of loan discounts	13,042	28,748	—	41,790
Accretion of deferred loan origination revenue	495,573	18,057	—	513,630
Realized gain	1,270,024	(3,876)	—	1,266,148
Unrealized appreciation (depreciation)	(891,645)	565,408	382,598	56,361
Fair value, end of period	$278,726,944	$53,681,779	$5,714,289	$338,123,012
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $0.6 million and $1.0 million during the three and six months ended June 30, 2021, respectively, were related to portfolio company investments that were still held by the Company as of June 30, 2021.
Exclusive of short-term investments, during the six months ended June 30, 2021, the Company made investments of approximately $398.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2021, the Company made investments of $3.8 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three and six months ended June 30, 2021 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$327,398	$527,416
Management, valuation and other fees	105,006	180,460
Total Recurring Fee Income	432,404	707,876
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	22,526	43,613
Advisory, loan amendment and other fees	15,952	14,383
Total Non-Recurring Fee Income	38,478	57,996
Total Fee Income	$470,882	$765,872
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in "Prepaid expenses and other assets" and amortized over a twelve-month period

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of both June 30, 2021 and December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 6.6% and 5.3%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2021, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of June 30, 2021 the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, 15 investments that were denominated in Euros and 11 investments that were denominated in British pounds sterling. As of December 31, 2020 the Company held two investments that were denominated in Australian dollars, five investments that were denominated in Euros and seven investments that were denominated in British pounds sterling.
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
In addition, during the six months ended June 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of June 30, 2021 and December 31, 2020 was approximately $447.2 million and $208.8 million, respectively. As of June 30, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $8.1 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $11.0 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $2.9 million. As of December 31, 2020, net unrealized appreciation on the Company’s investments (tax basis) was approximately $4.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $6.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $2.0 million.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2021 and December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of June 30, 2021	June 30, 2021	December 31, 2020
Subscription Facility:
September 21, 2020	September 21, 2022	1.908%	$143,947,903	$116,593,920
Total Subscription Facility			$143,947,903	$116,593,920
Credit Facility:
January 15, 2021	April 30, 2026	2.227%	$186,738,228	$—
Total Credit Facility			$186,738,228	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 165.7% as of June 30, 2021.
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
The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Subscription Facility are subject to the leverage restrictions applicable to the Company that are contained in the 1940 Act. As of June 30, 2021, the Company was in compliance with all covenants of the September 2020 Subscription Facility.
As of June 30, 2021, the Company had U.S. dollar borrowings of $71.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.942% (weighted average one month LIBOR of 0.092%), borrowings denominated in British pounds sterling of £21.3 million ($29.4 million U.S. dollars) with a weighted average interest rate of 1.910% (weighted average one month GBP LIBOR of 0.060%), borrowings denominated in Australian dollars of A$10.9 million ($8.2 million U.S dollars) with a weighted average interest rate of 1.864% (weighted average one month BBSY of 0.014%) and borrowings denominated in Euros of €29.8 million ($35.3 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of June 30, 2021 and December 31, 2020, the fair value of the borrowings outstanding under the September 2020 Subscription Facility was $143.9 million and $116.6 million, respectively. The fair values of the borrowings outstanding under the September 2020 Subscription Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
ING Capital Credit Facility
On January 15, 2021, the Company entered into the ING Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, the Company amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million, and include a $25.0 million letter of credit sub-facility. As amended, the ING Credit Facility has an accordion feature that allows for an increase in total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of the Company’s present and future property and assets and is guaranteed by certain of the Company’s subsidiaries. The revolving period under the ING Credit Facility terminates on April 30, 2025, and the final maturity date of the ING Credit Facility is scheduled for April 30, 2026.
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to the Company’s election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The ING Credit Facility also includes provisions regarding the unavailability of LIBOR, including a fallback that would apply in the absence of LIBOR. The Company pays a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of June 30, 2021, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2021, the Company had U.S. dollar borrowings of $105.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.5 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €52.5 million ($62.3 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of June 30, 2021, the fair value of the borrowings outstanding under the ING Credit Facility was $186.7 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the Company's foreign currency forward contracts as of June 30, 2021 and December 31, 2020:

As of June 30, 2021 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$253,492	$191,722	07/07/21	$(1,711)	Derivative liability
Foreign currency forward contract (AUD)	$194,762	A$253,492	07/07/21	4,752	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$209,685	A$277,144	10/06/21	1,871	Prepaid expense and other assets

Foreign currency forward contract (CAD)	$4,974,064	C$6,000,000	07/07/21	137,138	Prepaid expense and other assets
Foreign currency forward contract (CAD)	C$6,000,000	$4,862,383	07/07/21	(25,457)	Derivative liability
Foreign currency forward contract (CAD)	$4,887,602	C$6,031,236	10/06/21	25,605	Prepaid expense and other assets

Foreign currency forward contract (EUR)	€6,328,849	$7,690,078	07/07/21	(188,948)	Derivative liability
Foreign currency forward contract (EUR)	$7,555,265	€6,328,849	07/07/21	54,135	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$1,588,410	€1,329,840	10/06/21	9,309	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$14,570,402	£10,500,000	07/07/21	73,882	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£10,500,000	$14,486,701	07/07/21	9,819	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£10,019,300	$13,909,572	10/06/21	(73,893)	Derivative liability
Total				$26,502

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2020 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)	Derivative liability
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560	Prepaid expense and other assets

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)	Derivative liability
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)	Derivative liability
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)	Derivative liability
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961	Prepaid expense and other assets
Total				$(183,178)
As of June 30, 2021 and December 31, 2020, the total fair value of the Company's foreign currency forward contracts was $26,502 and $(0.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of June 30, 2021, the Company had $447.6 million in total capital commitments from investors ($238.6 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($1.8 million unfunded), an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual ($33.7 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	$4,054,054	$—
Bidwax(1)(2)(4)	Acquisition Capex Facility	237,180	—
BigHand UK Bidco Limited(1)(3)	Acquisition Capex Facility	101,298	—
British Engineering Services Holdco Limited(1)(3)	Bridge Revolver	87,864	1,072,276
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	448,717	—
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	2,588,319	—
CSL DualCom(1)(3)	Acquisition Capex Facility	1,267,232	1,253,930
EPS NASS Parent, Inc(1)(2).	Delayed Draw Term Loan	607,299	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240,000	—
FitzMark Buyer, LLC(1)	Delayed Draw Term Loan	—	735,294
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	1,111,111	1,607,991
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,446,706	—
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	880,010	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	1,008,433	2,048,397
IM Square(1)(2)(4)	Acquisition Facility	3,794,882	—
Innovad Group II BV(1)(4)	Delayed Draw Term Loan	1,257,375	—
INOS 19-090 GmbH(1)(2)(4)	Acquisition Facility	915,765	944,839
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,573,803	1,573,803
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	315,504	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	780,412	802,138
Murphy Midco Limited(1)(3)	Delayed Draw Term Loan	1,155,598	1,143,468
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	5,504,540	—
OG III B.V.(1)(2)(4)	Acquisition Capex Facility	4,164,585	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
Pacific Health Supplies Bidco Pty Limited(1)(5)	Delayed Draw Term Loan	354,413	410,784
Premium Invest(1)(2)(4)	Acquisition Facility	2,727,571	—
Protego Bidco B.V.(1)(4)	Delayed Draw Term Loan	233,777	—
Protego Bidco B.V.(1)(4)	Revolver	536,357	—
Questel Unite(1)(4)	Acquisition Capex Facility	342,148	735,780
Radwell International, LLC(1)	Delayed Draw Term Loan	—	184,911
REP SEKO MERGER SUB LLC(1)	Delayed Draw Term Loan	727,273	727,273
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	1,293,469	1,293,469
SSCP Pegasus Midco Limited(1)(3)	Delayed Draw Term Loan	1,933,084	1,912,793
Utac Ceram(1)(2)(4)	Delayed Draw Term Loan	—	1,101,195
Waccamaw River	Joint Venture	19,475,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	2,420,752	2,420,752
Total unused commitments to extend financing		$66,584,531	$19,969,093
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
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
COVID-19 Developments
During the six months ended June 30, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Per share data:
Net asset value at beginning of period	$21.58
Net investment income(1)	0.88
Net realized gain on investments / foreign currency transactions(1)	0.18
Net unrealized appreciation on investments / foreign currency transactions(1)	0.47
Total increase from investment operations(1)	1.53
Dividends declared from net investment income	(0.63)
Dividends declared from realized gains	(0.20)
Total dividends declared	(0.83)
Other(2)	(0.09)
Net asset value at end of period	$22.19
Shares outstanding at end of period	10,185,518
Net assets at end of period	$226,045,532
Average net assets	$178,019,036
Ratio of total expenses, to average net assets (annualized)(3)	6.96%
Ratio of net investment income to average net assets (annualized)(3)	8.22%
Portfolio turnover ratio (annualized)	64.83%
Total return(4)	6.78%
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
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2021, the Company made approximately $115.3 million of new commitments, of which $89.1 million closed and funded. The $89.1 million of investments consist of $41.5 million of first lien senior secured debt investments, $3.2 million of second lien senior secured and subordinated debt investments and a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. The weighted average yield of the debt investments was 7.5%. In addition, the Company funded $8.4 million of previously committed delayed draw term loans.
On July 15, 2021, the Company issued and sold 2,864,109.96 shares of its common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of approximately $63.6 million. The Company effectuated the issuance and sale of such shares in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On July 22, 2021, the Company entered into that certain Incremental Commitment and Assumption Agreement with ING, as administrative agent and increasing lender, the subsidiary guarantors under the ING Credit Facility, and Wells Fargo Bank, N.A. (“Wells Fargo”) and BNP Paribas (“BNP”), as new lenders under the ING Credit Facility, pursuant to which ING, Wells Fargo and BNP agreed to provide additional commitments totaling $175.0 million through the accordion feature in the ING Credit Facility, increasing the aggregate commitments under the ING Credit Facility to $500.0 million from $325.0 million, the maximum commitment allowed under the ING Credit Facility.
On August 5, 2021, the Board declared a quarterly dividend of $0.50 per share payable on September 15, 2021 to holders of record as of August 10, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are externally managed by Barings LLC ("Barings"), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and an administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement (the "Advisory Agreement") and an administration agreement (the "Administration Agreement").
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
As of both June 30, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.2%. The weighted average yield on the principal amount on all of our outstanding investments (including equity, equity-linked investments and short-term investments) was approximately 6.3% and 6.2% as of June 30, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the United States, all offices are open. In Europe, the regional headquarters in London is open as are the majority of other offices in Europe. In Asia, all offices remain open. Barings’ return-to-office taskforce continues to plan for the safe return of employees to all office locations with a target date for a widespread return of associates to all office locations globally planned for September 2021. This date is subject to the continued success of the global vaccination program and reduction in COVID-19 case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. We are unable to predict the extent and duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $296.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of June 30, 2021, BIIL had approximately £14.8 billion in assets under management.
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
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to the Board’s oversight, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Portfolio Investment Composition
The total value of our investment portfolio was $456.2 million as of June 30, 2021, as compared to $215.1 million as of December 31, 2020. As of June 30, 2021, we had investments in 92 portfolio companies and one money market fund with an aggregate cost of $447.4 million. As of December 31, 2020, we had investments in 52 portfolio companies and three money market funds with an aggregate cost of $208.9 million. As of both June 30, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2021:
Senior debt and 1st lien notes	$323,752,662	72%	$330,458,647	73%
Subordinated debt and 2nd lien notes	55,941,571	13	56,556,479	12
Structured products	11,140,167	2	12,340,291	3
Equity shares	5,343,998	1	5,714,289	1
Equity warrants	68,122	—	235,774	—
Investments in joint ventures	48,170,628	11	47,861,107	10
Short-term investments	3,000,739	1	3,000,739	1
	$447,417,887	100%	$456,167,326	100%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4
Structured products	9,774,483	5	10,382,698	5
Equity shares	218,903	—	206,595	—
Equity warrants	68,122	—	111,578	—
Short-term investments	31,100,605	15	31,100,444	14
	$208,937,928	100%	$215,061,688	100%
Investment Activity
During the six months ended June 30, 2021, we made 43 new investments totaling $335.5 million, made investments in existing portfolio companies totaling $18.7 million and made new joint venture equity investments totaling $48.2 million. We had three loans repaid at par totaling $8.1 million, received $4.1 million of portfolio company principal payments and sold $15.4 million of loans, recognizing a net realized gain on these transactions of $0.4 million. In addition, we sold $103.4 million of middle-market portfolio company debt investments to one of our joint ventures, realizing a gain on these transactions of $0.8 million.
Total portfolio investment activity for the six months ended June 30, 2021 was as follows:

Six Months Ended June 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$164,238,687	$9,021,686	$10,382,698	$206,595	$111,578	$—	$31,100,444	$215,061,688
New investments	288,527,135	57,875,666	2,699,965	5,125,095	—	48,170,628	82,907,255	485,305,744
Proceeds from sales of investments	(114,928,136)	(3,888,800)	—	—	—	—	(111,005,810)	(229,822,746)
Loan origination fees received	(7,173,806)	(1,408,067)	—	—	—	—	—	(8,581,873)
Principal repayments received	(5,070,891)	(5,741,557)	(1,334,281)	—	—	—	—	(12,146,729)
Payment-in-kind interest earned	852,389	—	—	—	—	—	—	852,389
Accretion of loan discount	880,415	126,964	—	—	—	—	—	1,007,379
Accretion of deferred loan origination revenue	552,972	18,057	—	—	—	—	—	571,029
Realized gain	1,299,954	(3,876)	—	—	—	—	(1,310)	1,294,768
Unrealized appreciation (depreciation)	1,279,928	556,406	591,909	382,599	124,196	(309,521)	160	2,625,677
Fair value, end of period	$330,458,647	$56,556,479	$12,340,291	$5,714,289	$235,774	$47,861,107	$3,000,739	$456,167,326
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both June 30, 2021 and December 31, 2020, we had no non-accrual assets.

Results of Operations
Three and Six months ended June 30, 2021
Operating results for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Investment income:
Total investment income	$8,458,843	$13,510,853
Total operating expenses	3,497,571	6,189,976
Net investment income before taxes	4,961,272	7,320,877
Income taxes, including excise tax expense	400	7,665
Net investment income	4,960,872	7,313,212
Net realized gains	1,260,266	1,467,078
Net unrealized appreciation	391,855	3,942,899
Net realized gains and unrealized appreciation on investments and foreign currency borrowings	1,652,121	5,409,977
Net increase in net assets resulting from operations	$6,612,993	$12,723,189
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Investment income:
Interest income	$7,075,587	$11,523,847
Dividend income	367,240	367,240
Fee and other income	470,882	765,872
Payment-in-kind interest income	545,134	853,894
Total investment income	$8,458,843	$13,510,853
Investment income for the three and six months ended June 30, 2021 was driven by our deployment of capital and increasing invested balance, the receipt of a dividend of $0.3 million from one of our joint venture investments, Thompson Rivers LLC (“Thompson Rivers”), and acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans by our portfolio companies. For both the three and six months ended June 30, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $0.3 million.
Operating Expenses

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses:
Interest and other financing fees	$1,721,324	$2,743,984
Base management fee	138,044	226,211
Incentive fee	944,771	1,818,694
Offering costs	68,146	135,542
Professional fees	213,293	501,637
Directors fees	60,000	105,000
D&O insurance	27,838	55,370
Custody and administrative fees	94,885	174,169
Other general and administrative expenses	229,270	429,369
Total operating expenses	$3,497,571	$6,189,976
Interest and Other Financing Fees
Interest and other financing fees during the six months ended June 30, 2021 were attributable to borrowings under the September 2020 Subscription Facility and the ING Credit Facility (each as defined below under “Liquidity and Capital Resources”).

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2021, the amount of base management fee incurred was $0.1 million and $0.2 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2021, the amount of Income-Based Fee incurred was $0.7 million and $1.1 million, respectively, and we accrued $0.2 million and $0.7 million, respectively for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
On June 24, 2020, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.4 million, respectively.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2021 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$748,557	$1,294,768
Net realized gains on investments	748,557	1,294,768
Foreign currency transactions	511,709	172,310
Net realized gains	$1,260,266	$1,467,078
For the three months ended June 30, 2021, we recognized net realized gains totaling $1.3 million, which consisted primarily of a net gain on our loan portfolio of $0.7 million and a net gain on foreign currency transactions of $0.5 million. For the six months ended June 30, 2021, we recognized net realized gains totaling $1.5 million, which consisted primarily of a net gain on our loan portfolio of $1.3 million and a net gain on foreign currency transactions of $0.2 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2021 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$953,286	$2,935,198
Affiliate investments	(124,412)	(309,521)
Net unrealized appreciation on investments	828,874	2,625,677
Foreign currency transactions	(437,019)	1,317,222
Net unrealized appreciation	$391,855	$3,942,899
During the three months ended June 30, 2021, we recorded net unrealized appreciation totaling $0.4 million, consisting of net unrealized appreciation on our current portfolio of $1.0 million, net unrealized depreciation related to foreign currency transactions of $0.4 million and net unrealized depreciation reclassification adjustments of $0.2 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $1.0 million was driven primarily by broad market moves for investments of $2.0 million, partially offset by the impact of foreign currency exchange rates on investments of $1.0 million.
During the six months ended June 30, 2021, we recorded net unrealized appreciation totaling $3.9 million, consisting of net unrealized appreciation on our current portfolio of $4.0 million, net unrealized appreciation related to foreign currency transactions of $1.3 million and net unrealized depreciation reclassification adjustments of $1.3 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $4.0 million was driven primarily by broad market moves for investments of $5.8 million, partially offset by the impact of foreign currency exchange rates on investments of $1.8 million.
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
Under the Investment Company Act of 1940, as amended (the “1940 Act”), we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 165.7% as of June 30, 2021.
Cash Flows
For the six months ended June 30, 2021, we experienced a net increase in cash in the amount of $23.0 million. During that period, our operating activities used $296.4 million in cash, consisting primarily of purchases of portfolio investments of $390.7 million and purchases of short-term investments of $82.9 million, partially offset by proceeds from sales of portfolio investments totaling $55.5 million and sales of short-term investments of $111.0 million. In addition, our financing activities provided $319.5 million of cash, consisting primarily of net borrowings under the September 2020 Subscription Facility and the ING Credit Facility totaling $213.5 million and proceeds from the issuance of common stock of $109.0 million, partially offset by dividends paid in the amount of $3.0 million. As of June 30, 2021, we had $29.5 million of cash on hand, including foreign currencies.
Financing Transactions
September 2020 Subscription Facility
On September 21, 2020, we entered into a revolving credit agreement (as subsequently amended, the “September 2020 Subscription Facility”) with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows us to borrow up to $160 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on the sum of a portion of our undrawn capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors).
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
We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to us that are contained in the 1940 Act. As of June 30, 2021, we were in compliance with all covenants of the September 2020 Subscription Facility.
As of June 30, 2021, we had U.S. dollar borrowings of $71.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.942% (weighted average one month LIBOR of 0.092%), borrowings denominated in British pounds sterling of £21.3 million ($29.4 million U.S. dollars) with a weighted average interest rate of 1.910% (weighted average one month GBP LIBOR of 0.060%), borrowings denominated in Australian dollars of A$10.9 million ($8.2 million U.S dollars) with a weighted average interest rate of 1.864% (weighted average one month BBSY of 0.014%) and borrowings denominated in Euros of €29.8 million ($35.3 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
ING Capital Credit Facility
On January 15, 2021, we entered into a senior secured revolving credit facility (as subsequently amended and restated, the “ING Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility. The amended and restated credit agreement increased the initial commitments to $325.0 million from $65.0 million, and includes a $25.0 million letter of credit sub-facility. As amended, the ING Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of our present and future property and assets and guaranteed by certain of our subsidiaries. The revolving period under the ING Credit Facility terminates on April 30, 2025, and the final maturity date of the ING Credit Facility is scheduled for April 30, 2026.
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The ING Credit Facility also includes provisions regarding the unavailability of LIBOR, including a fallback that would apply in the absence of LIBOR. We pay a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of our portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of our portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining our status as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of June 30, 2021, we were in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2021, we had U.S. dollar borrowings of $105.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.5 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €52.5 million ($62.3 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
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
We intend to elect to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income (“ICTI”), as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Recent Developments
Subsequent to June 30, 2021, we made approximately $115.3 million of new commitments, of which $89.1 million closed and funded. The $89.1 million of investments consist of $41.5 million of first lien senior secured debt investments, $3.2 million of second lien senior secured and subordinated debt investments and a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. The weighted average yield of the debt investments was 7.5%. In addition, we funded $8.4 million of previously committed delayed draw term loans.
On July 15, 2021, we issued and sold 2,864,109.96 shares of our common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of approximately $63.6 million. We effectuated the issuance and sale of such shares in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On July 22, 2021, we entered into that certain Incremental Commitment and Assumption Agreement with ING, as administrative agent and increasing lender, the subsidiary guarantors under the ING Credit Facility, and Wells Fargo Bank, N.A. (“Wells Fargo”) and BNP Paribas (“BNP”) as a new lenders under the ING Credit Facility, pursuant to which ING, Wells Fargo and BNP agreed to provide additional commitments totaling $175.0 million through the accordion feature in the ING Credit Facility, increasing the aggregate commitments under the ING Credit Facility to $500.0 million from $325.0 million, the maximum commitment allowed under ING Credit Facility.
On August 5, 2021, the Board declared a quarterly dividend of $0.50 per share payable on September 15, 2021 to holders of record as of August 10, 2021.
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
Investment Valuation Process
Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings’ pricing committee.
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
Valuation of Investment in Banff, Thompson Rivers and Waccamaw River
We estimate the fair value of our investments in Banff, Thompson Rivers and Waccamaw River using the net asset value of each company and our ownership percentage. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.

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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, advisory, loan amendment and other fees, and are recorded as investment income when earned.
Fee income for the three and six months ended June 30, 2021 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$327,398	$527,416
Management, valuation and other fees	105,006	180,460
Total Recurring Fee Income	432,404	707,876
Non-Recurring Fee Income:
Prepayment fees	—	—
Acceleration of unamortized loan origination fees	22,526	43,613
Advisory, loan amendment and other fees	15,952	14,383
Total Non-Recurring Fee Income	38,478	57,996
Total Fee Income	$470,882	$765,872
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
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	$4,054,054	$—
Bidwax(1)(2)(4)	Acquisition Capex Facility	237,180	—
BigHand UK Bidco Limited(1)(3)	Acquisition Capex Facility	101,298	—
British Engineering Services Holdco Limited(1)(3)	Bridge Revolver	87,864	1,072,276
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	448,717	—
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	2,588,319	—
CSL DualCom(1)(3)	Acquisition Capex Facility	1,267,232	1,253,930
EPS NASS Parent, Inc(1)(2).	Delayed Draw Term Loan	607,299	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240,000	—
FitzMark Buyer, LLC(1)	Delayed Draw Term Loan	—	735,294
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	1,111,111	1,607,991
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,446,706	—
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	880,010	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	1,008,433	2,048,397
IM Square(1)(2)(4)	Acquisition Facility	3,794,882	—
Innovad Group II BV(1)(4)	Delayed Draw Term Loan	1,257,375	—
INOS 19-090 GmbH(1)(2)(4)	Acquisition Facility	915,765	944,839
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,573,803	1,573,803
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	315,504	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	780,412	802,138
Murphy Midco Limited(1)(3)	Delayed Draw Term Loan	1,155,598	1,143,468
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	5,504,540	—
OG III B.V.(1)(2)(4)	Acquisition Capex Facility	4,164,585	—
Pacific Health Supplies Bidco Pty Limited(1)(5)	Delayed Draw Term Loan	354,413	410,784
Premium Invest(1)(2)(4)	Acquisition Facility	2,727,571	—
Protego Bidco B.V.(1)(4)	Delayed Draw Term Loan	233,777	—
Protego Bidco B.V.(1)(4)	Revolver	536,357	—
Questel Unite(1)(4)	Acquisition Capex Facility	342,148	735,780
Radwell International, LLC(1)	Delayed Draw Term Loan	—	184,911
REP SEKO MERGER SUB LLC(1)	Delayed Draw Term Loan	727,273	727,273
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	1,293,469	1,293,469
SSCP Pegasus Midco Limited(1)(3)	Delayed Draw Term Loan	1,933,084	1,912,793
Utac Ceram(1)(2)(4)	Delayed Draw Term Loan	—	1,101,195
Waccamaw River	Joint Venture	19,475,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	2,420,752	2,420,752
Total unused commitments to extend financing		$66,584,531	$19,969,093

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
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2021, we were not a party to any interest rate hedging arrangements.
As of June 30, 2021, approximately $369.0 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent comparable applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $7.4 million on an annual basis.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. A hypothetical 200 basis point increase or decrease in the interest rates on the September 2020 Subscription Facility could increase or decrease, as applicable, our interest expense by a maximum of $2.9 million on an annual basis (based on the amount of outstanding borrowings under the September 2020 Subscription Facility as of June 30, 2021).
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or

Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The ING Credit Facility also includes provisions regarding the unavailability of LIBOR, including a fallback that would apply in the absence of LIBOR. A hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $3.7 million on an annual basis (based on the amount of outstanding borrowings under the ING Credit Facility as of June 30, 2021).
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the September 2020 Subscription Facility and under the ING Credit Facility to finance such investments. As of June 30, 2021, we had U.S. dollar borrowings of $71.0 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.942% (weighted average one month LIBOR of 0.092%), borrowings denominated in British pounds sterling of £21.3 million ($29.4 million U.S. dollars) with a weighted average interest rate of 1.910% (weighted average one month GBP LIBOR of 0.060%), borrowings denominated in Australian dollars of A$10.9 million ($8.2 million U.S dollars) with a weighted average interest rate of 1.864% (weighted average one month BBSY of 0.014%) and borrowings denominated in Euros of €29.8 million ($35.3 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%).
As of June 30, 2021, we had U.S. dollar borrowings of $105.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.5 million U.S. dollars) with a weighted average interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €52.5 million ($62.3 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the three months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
Share Issue Date	Shares Issued	Aggregate Offering Price
April 14, 2021	2,272,624	$49,975,000	(1)
Total	2,272,624	$49,975,000
(1)Includes 12,841.89 shares issued, at an aggregate offering price of $0.3 million, to C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser and includes 243,995.86 shares issued at an aggregate offering price of $5.4 million to MassMutual.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2021.
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

10.1
First Amendment to Revolving Credit Agreement, dated as of April 12, 2021, by and among the Registrant, the banks and financial institutions from time to time party thereto, as lenders, and Société Générale, as the administrative agent and a lender (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 814-01348) filed with the Securities and Exchange Commission on May 6, 2021 and incorporated herein by reference).

10.2
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 30, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 814-01348) filed with the Securities and Exchange Commission on May 6, 2021 and incorporated herein by reference).

10.3
Second Amendment to Revolving Credit Agreement, dated as of June 23, 2021, by and among the Registrant, the banks and financial institutions from time to time party thereto, as lenders, and Société Générale, as the administrative agent and a lender.*

10.4
Incremental Commitment and Assumption Agreement, dated as of July 22, 2021, among Barings Capital Investment Corporation, the subsidiary guarantor party thereto, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on July 26, 2021 and incorporated herein by reference).

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	August 5, 2021	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer