Form 10-Q
period 2021-09-30
Barings Capital Investment Corp
filed 2021-11-09
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 9, 2021 was 17,053,136.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of September 30, 2021 and Consolidated Balance Sheet as of December 31, 2020	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020	4
	Unaudited Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020	6
	Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020	8
	Unaudited Consolidated Schedule of Investments as of September 30, 2021	9
	Consolidated Schedule of Investments as of December 31, 2020	17
	Notes to Unaudited Consolidated Financial Statements	21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	65

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	67
Signatures		68

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $538,537,704 and $177,837,323 as of September 30, 2021 and December 31, 2020, respectively)	$545,529,331	$183,961,244
Affiliate investments (cost of $98,556,895 as of September 30, 2021 and $0 as of December 31, 2020, respectively)	98,796,639	—
Short-term investments (cost of $65,000,000 and $31,100,605 as of September 30, 2021 and December 31, 2020, respectively)	65,000,000	31,100,444
Total investments at fair value	709,325,970	215,061,688
Cash	10,892,604	1,928,403
Foreign currencies (cost of $7,917,144 and $4,516,684 as of September 30, 2021 and December 31, 2020, respectively)	7,801,178	4,577,775
Interest and fees receivable	8,882,740	1,955,371
Prepaid expenses and other assets	964,655	1,168,788
Deferred financing fees	3,770,325	913,375
Receivable from unsettled transactions	2,770,561	2,616,480
Total assets	$744,408,033	$228,221,880
Liabilities:
Accounts payable and accrued liabilities	$827,839	$331,717
Interest payable	329,323	32,527
Administrative fees payable	200,000	10,000
Base management fees payable	208,028	50,811
Incentive management fees payable	2,639,195	1,058,352
Derivative liability	850,066	1,150,208
Payable from unsettled transactions	—	1,603,129
Borrowings under subscription and credit facilities	397,579,405	116,593,920
Total liabilities	402,633,856	120,830,664
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 15,365,946 and 4,976,474 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	15,366	4,976
Additional paid-in capital	327,253,935	99,655,070
Total distributable earnings	14,504,876	7,731,170
Total net assets	341,774,177	107,391,216
Total liabilities and net assets	$744,408,033	$228,221,880
Net asset value per share	$22.24	$21.58
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$8,338,075	$804,162	$19,855,667	$804,162
Affiliate investments	39,228	—	39,228	—
Short-term investments	1,037	13,498	7,292	13,498
Total interest income	8,378,340	817,660	19,902,187	817,660
Dividend income:
Non-Control / Non-Affiliate investments	64,618	—	97,644	—
Affiliate investments	1,869,802	—	2,204,015	—
Total dividend income	1,934,420	—	2,301,659	—
Fee and other income:
Non-Control / Non-Affiliate investments	852,424	42,164	1,618,296	42,164
Affiliate investments	6,729	—	6,729	—
Total fee and other income	859,153	42,164	1,625,025	42,164
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	545,186	85,956	1,399,079	85,956
Total payment-in-kind interest income	545,186	85,956	1,399,079	85,956
Total investment income	11,717,099	945,780	25,227,950	945,780
Operating expenses:
Interest and other financing fees	2,414,874	37,685	5,158,858	37,685
Base management fee (Note 2)	208,028	32,077	434,239	32,077
Incentive management fees (Note 2)	1,147,944	22,212	2,966,638	22,212
Offering costs	749	68,325	136,291	68,325
Professional fees	262,205	215,356	763,841	215,356
Directors fees	75,000	45,000	180,000	45,000
Custody and administrative fees	104,516	55,146	278,684	55,146
Other general and administrative expenses (Note 2)	250,385	33,596	735,124	33,596
Total operating expenses	4,463,701	509,397	10,653,675	509,397
Net investment income before taxes	7,253,398	436,383	14,574,275	436,383
Income taxes, including excise tax expense	—	—	7,665	—
Net investment income after taxes	7,253,398	436,383	14,566,610	436,383

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued)
	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(430,838)	314,362	863,929	314,362
Net realized gains (losses) on investments	(430,838)	314,362	863,929	314,362
Foreign currency transactions	(1,400,805)	(242,156)	(1,228,494)	(242,156)
Net realized gains (losses)	(1,831,643)	72,206	(364,565)	72,206
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(2,167,251)	1,621,321	767,948	1,621,321
Affiliate investments	549,265	—	239,743	—
Net unrealized appreciation (depreciation) on investments	(1,617,986)	1,621,321	1,007,691	1,621,321
Foreign currency transactions	4,231,842	101,319	5,549,064	101,319
Net unrealized appreciation	2,613,856	1,722,640	6,556,755	1,722,640
Net realized gains and unrealized appreciation on investments and foreign currency transactions	782,213	1,794,846	6,192,190	1,794,846
Net increase in net assets resulting from operations	$8,035,611	$2,231,229	$20,758,800	$2,231,229
Net investment income per share—basic and diluted	$0.54	$0.11	$1.45	$0.11
Net increase in net assets resulting from operations per share—basic and diluted	$0.60	$0.55	$2.07	$0.55
Dividends/distributions per share:
Total dividends/distributions	$0.50	$—	$1.33	$—
Weighted average shares outstanding—basic and diluted	13,313,188	4,078,752	10,012,047	4,078,752
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets

For the period from July 13, 2020 (commencement of operations) to September 30, 2020	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, July 13, 2020(1)	—	$—	$—	$(280,896)	$(280,896)
Net investment income	—	—	—	436,383	436,383
Net realized gain on investments / foreign currency transactions	—	—	—	72,206	72,206
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	1,722,640	1,722,640
Issuance of common stock	4,976,474	4,976	99,995,024	—	100,000,000
Balance, September 30, 2020	4,976,474	$4,976	$99,995,024	$1,950,333	$101,950,333

(1)The beginning balance of $(280,896) relates to organizational costs and professional fees incurred prior to commencement of operations.

Three Months Ended September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2021	10,185,518	$10,186	$213,041,267	$12,994,079	$226,045,532
Net investment income	—	—	—	7,253,398	7,253,398
Net realized loss on investments / foreign currency transactions	—	—	—	(1,831,643)	(1,831,643)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	2,613,856	2,613,856
Distributions declared from earnings and dividends reinvested	152,028	152	3,373,362	(6,524,814)	(3,151,300)
Issuance of common stock	5,028,400	5,028	110,839,306	—	110,844,334
Balance, September 30, 2021	15,365,946	$15,366	$327,253,935	$14,504,876	$341,774,177
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

For the period from July 13, 2020 (commencement of operations) to September 30, 2020	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, July 13, 2020(1)	—	$—	$—	$(280,896)	$(280,896)
Net investment income	—	—	—	436,383	436,383
Net realized gain on investments / foreign currency transactions	—	—	—	72,206	72,206
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	1,722,640	1,722,640
Issuance of common stock	4,976,474	4,976	99,995,024	—	100,000,000
Balance, September 30, 2020	4,976,474	$4,976	$99,995,024	$1,950,333	$101,950,333
(1)The beginning balance of $(280,896) relates to organizational costs and professional fees incurred prior to commencement of operations.

Nine Months Ended September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	4,976,474	$4,976	$99,655,070	$7,731,170	$107,391,216
Net investment income	—	—	—	14,566,610	14,566,610
Net realized gain on investments / foreign currency transactions	—	—	—	(364,565)	(364,565)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	6,556,755	6,556,755
Distributions declared from earnings and dividends reinvested	354,435	354	7,789,567	(13,985,094)	(6,195,173)
Issuance of common stock	10,035,037	10,036	219,809,298	—	219,819,334
Balance, September 30, 2021	15,365,946	$15,366	$327,253,935	$14,504,876	$341,774,177
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$20,758,800	$2,231,229
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(619,995,630)	(95,974,340)
Repayments received / sales of portfolio investments	151,221,196	8,916,129
Purchases of short-term investments	(187,907,259)	(129,309,981)
Sales of short-term investments	154,006,553	81,950,000
Loan origination and other fees received	12,315,267	827,455
Net realized gain on investments	(863,929)	(314,362)
Net realized gain on foreign currency transactions	1,228,494	242,156
Net unrealized appreciation of investments	(1,007,691)	(1,621,321)
Net unrealized appreciation of foreign currency transactions	(5,549,064)	(101,319)
Payment-in-kind interest	(1,399,079)	(85,956)
Amortization of deferred financing fees	824,580	15,321
Amortization of offering costs	136,292	68,325
Accretion of loan origination and other fees	(1,064,912)	(4,319)
Amortization / accretion of purchased loan premium / discount	(1,332,521)	(142,818)
Changes in operating assets and liabilities:
Interest and fees receivables	(8,396,931)	(838,607)
Prepaid expenses and other assets	1,354,468	(120,542)
Accounts payable and accrued liabilities	970,991	(296,902)
Interest payable	298,599	12,924
Net cash used in operating activities	(484,401,776)	(134,546,928)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	356,878,147	38,533,452
Repayments of credit facilities	(70,231,398)	—
Financing fees paid	(3,681,530)	(1,120,000)
Issuance of common stock	219,819,334	100,000,000
Cash dividends / distributions paid	(6,195,173)	—
Net cash provided by financing activities	496,589,380	137,413,452
Net increase in cash and foreign currencies	12,187,604	2,866,524
Cash and foreign currencies, beginning of period	6,506,178	—
Cash and foreign currencies, end of period	$18,693,782	$2,866,524
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,433,313	$—
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$7,789,921	$—
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1A Smart Start LLC (0.4%)*(6) (7) (10)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 06/21, Due 05/28)	$1,391,234	$1,371,075	$1,372,648
			1,391,234	1,371,075	1,372,648

Acclime Holdings HK Limited (0.7%)*(3) (6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	2,470,323	2,330,280	2,327,044
			2,470,323	2,330,280	2,327,044

ADB Safegate (1.5%)*(3) (7) (10)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 10/25)	5,500,000	5,069,046	5,180,340
			5,500,000	5,069,046	5,180,340

Advantage Software Company (The), LLC (2.0%)*(6)	Advertising, Printing & Publishing	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 01/21, Due 01/27)(7) (8)	6,323,129	6,172,579	6,310,482
		Class A Partnership Units (2,443.37 units, Acquired 01/21)		244,337	252,449
		Class B Partnership Units (1,210.95 units, Acquired 01/21)		7,847	443,087
			6,323,129	6,424,763	7,006,018

Air Canada 2020-2 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,278,387	2,278,387	2,548,857
			2,278,387	2,278,387	2,548,857

Air Comm Corporation, LLC (1.7%)* (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	5,931,081	5,738,948	5,731,378
			5,931,081	5,738,948	5,731,378

AIT Worldwide Logistics Holdings, Inc. (1.5%)*(6)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/28)(7) (10)	4,849,092	4,744,691	4,829,695
		Partnership Units (161.64 units, Acquired 04/21)		161,636	236,182
			4,849,092	4,906,327	5,065,877

Alpine US Bidco LLC (5.3%)*(6) (7) (11)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156,509	17,630,157	18,247,292
			18,156,509	17,630,157	18,247,292

Anagram Holdings, LLC (1.9%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	5,758,085	5,365,367	6,506,636
			5,758,085	5,365,367	6,506,636

Aptus 1829. GmbH (0.9%)*(3) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (14)	3,112,292	3,091,487	3,034,485
		Preferred Equity Units (9 units, Acquired 09/21)		78,595	78,583
		Committed Equity Units (32 units, Acquired 09/21)		7,860	7,768
			3,112,292	3,177,942	3,120,836

Apus Bidco Limited (0.8%)*(3) (6) (7) (13)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	2,777,199	2,767,306	2,714,473
			2,777,199	2,767,306	2,714,473

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (6.0%)*(6) (7) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	21,000,000	20,491,059	20,541,108
			21,000,000	20,491,059	20,541,108

Archimede (3.4%)*(3) (6) (7) (15)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	11,705,395	11,928,350	11,611,752
			11,705,395	11,928,350	11,611,752

Argus Bidco Limited (0.2%)*(3) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(12)	516,053	494,207	516,053
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(10)	119,048	115,650	119,048
			635,101	609,857	635,101

Ascensus, Inc (2.2%)*(6) (7) (10)	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 05/21, Due 08/29)	7,510,730	7,436,692	7,435,622
			7,510,730	7,436,692	7,435,622

AVSC Holding Corp. (1.4%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/20, Due 10/26)(7)(10)	249,417	230,035	229,730
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,696,604	3,613,227	4,445,166
			3,946,021	3,843,262	4,674,896

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Bidwax (0.5%)*(3) (6) (7) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	$1,854,320	$1,852,544	$1,813,989
			1,854,320	1,852,544	1,813,989

BigHand UK Bidco Limited (0.1%)*(3) (6) (7) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 01/21, Due 01/28)	218,599	212,035	212,250
			218,599	212,035	212,250

Blue Ribbon, LLC (3.7%)*(7) (10)	Brewers	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 05/21, Due 05/28)	12,880,435	12,572,251	12,622,826
			12,880,435	12,572,251	12,622,826

Bounteous, Inc. (1.8%)*(6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	6,255,186	6,122,244	6,118,935
			6,255,186	6,122,244	6,118,935

Brightline Trains Florida LLC (0.6%)*(6)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	2,000,000	2,000,000	1,976,450
			2,000,000	2,000,000	1,976,450

British Airways 2020-1 Class B Pass Through Trust (0.3%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	836,486	836,486	979,265
			836,486	836,486	979,265

British Engineering Services Holdco Limited (0.7%)*(3) (6) (7) (13)	Engineering Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	2,429,821	2,364,408	2,400,042
			2,429,821	2,364,408	2,400,042

Canadian Orthodontic Partners Corp.(1.3%)*(3) (6) (7) (18)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,327,021	4,487,545	4,284,306
			4,327,021	4,487,545	4,284,306

Carlson Travel, Inc. (1.7%)*	Business Equipment & Services	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	2,000,000	1,575,000	1,780,000
		Super Senior Senior Secured Term Loan (10.5% Cash, Acquired 11/20, Due 03/25)	3,711,738	3,663,886	3,897,325
		Common Stock (1,231 units, Acquired 11/20)(6)		55,395	1,231
			5,711,738	5,294,281	5,678,556

Cineworld Group PLC (2.1%)*(3)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, 2.5% PIK, Acquired 10/20, Due 02/25)(7) (11)	6,067,349	4,179,342	4,986,997
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,173,041	1,035,289	1,446,266
		Super Senior Secured Term Loan (8.25% Cash, 9.3% Cash, Acquired 07/21, Due 05/24)	666,118	642,277	711,081
		Warrants (371,024 units, Acquired 12/20)		68,122	184,099
			7,906,508	5,925,030	7,328,443

Coyo Uprising GmbH (3.0%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(7) (14)	9,871,654	9,696,524	9,583,731
		Class A Units (531 units, Acquired 09/21)		247,800	244,426
		Class B Units (231 units, Acquired 09/21)		538,100	531,407
			9,871,654	10,482,424	10,359,564

Crash Champions (1.7%)*(6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	6,032,860	5,893,726	5,882,860
			6,032,860	5,893,726	5,882,860

CSL DualCom (0.3%)*(3) (6) (7) (13)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,208,362	1,078,928	1,159,866
			1,208,362	1,078,928	1,159,866

Cvent, Inc. (0.6%)*(7) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.8% Cash, Acquired 07/20, Due 11/24)	1,956,209	1,735,901	1,947,348
			1,956,209	1,735,901	1,947,348

CW Group Holdings, LLC (2.5%)*(6)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(7) (10)	8,069,468	7,904,837	8,069,468
		LLC Units (403,441.04 units, Acquired 01/21)		403,441	357,045
			8,069,468	8,308,278	8,426,513

Discovery Education, Inc. (1.2%)*(6) (7) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	3,961,294	3,901,122	3,961,294
			3,961,294	3,901,122	3,961,294

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Dragon Bidco (0.9%)*(3) (6) (7) (15)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	$3,129,165	$3,170,474	$3,062,019
			3,129,165	3,170,474	3,062,019

Dune Group (0.9%)*(3) (6) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(10)	3,177,252	3,121,668	3,121,650
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(14)	—	(32,311)	(31,871)
			3,177,252	3,089,357	3,089,779

Dwyer Instruments, Inc. (2.1%)*(6) (7) (10)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	7,219,519	7,059,368	7,053,251
			7,219,519	7,059,368	7,053,251

Ellkay, LLC (1.1%)*(6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	3,771,263	3,696,066	3,695,838
			3,771,263	3,696,066	3,695,838

Entact Environmental Services, Inc. (1.2%)*(6) (7) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	4,053,762	4,017,872	4,025,386
			4,053,762	4,017,872	4,025,386

EPS NASS Parent, Inc. (1.7%)*(6) (7) (10)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	6,072,990	5,946,304	5,959,298
			6,072,990	5,946,304	5,959,298

Ferrellgas L.P. (0.9%)*(3) (6)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 3/21)		2,799,420	2,972,580
				2,799,420	2,972,580

Fineline Technologies, Inc. (0.5%)*(6) (7) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/27)	1,749,000	1,717,246	1,749,000
			1,749,000	1,717,246	1,749,000

FitzMark Buyer, LLC (0.7%)*(6) (7) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.5% Cash, Acquired 12/20, Due 12/26)	2,484,926	2,440,866	2,479,957
			2,484,926	2,440,866	2,479,957

Foundation Risk Partners, Corp. (1.1%)*(6) (7) (10)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	3,308,318	3,256,707	3,308,318
		Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 09/20, Due 11/24)	555,556	520,246	555,556
			3,863,874	3,776,953	3,863,874

FragilePak LLC (2.8%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(7) (10)	8,871,177	8,523,007	8,546,301
		Partnership Units (889.3 units, Acquired 05/21)		889,341	878,331
			8,871,177	9,412,348	9,424,632

FSS Buyer LLC (4.9%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(7) (10)	16,893,491	16,559,011	16,555,621
		LP Interest (1,973.6 units, Acquired 08/21)		19,736	19,736
		LP Units (8,677.3 units, Acquired 08/21)		86,773	86,773
			16,893,491	16,665,520	16,662,130

Halo Technology Bidco, Inc. (2.2%)*(6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/27)	7,481,250	7,372,937	7,378,383
			7,481,250	7,372,937	7,378,383

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.1%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,156,618	3,156,618	3,610,726
			3,156,618	3,156,618	3,610,726

Hoffmaster Group Inc. (0.7%)*(7) (10)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,520,710	2,236,017	2,423,033
			2,520,710	2,236,017	2,423,033

Home Care Assistance, LLC (1.2%)*(6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/21, Due 03/27)	4,341,456	4,257,193	4,265,661
			4,341,456	4,257,193	4,265,661

Houghton Mifflin Harcourt Publishers Inc. (0.0%)*(7) (8)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	157,041	148,522	156,796
			157,041	148,522	156,796

IGL Holdings III Corp. (0.9%)*(6) (7) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	2,991,754	2,921,102	2,911,750
			2,991,754	2,921,102	2,911,750

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

IM Square (2.8%)*(3) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/28)	$9,735,180	$9,819,652	$9,515,301
			9,735,180	9,819,652	9,515,301

IMIA Holdings, Inc. (4.9%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/27)	16,915,000	16,598,705	16,813,510
			16,915,000	16,598,705	16,813,510

Infoblox, Inc. (0.8%)*(7) (11)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 11/28)	2,842,720	2,829,623	2,862,846
			2,842,720	2,829,623	2,862,846

Innovad Group II BV (1.2%)*(3) (6) (7) (14)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	4,213,024	4,172,894	4,099,655
			4,213,024	4,172,894	4,099,655

INOS 19-090 GmbH (0.3%)*(3) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	890,050	904,266	886,480
			890,050	904,266	886,480

JetBlue 2019-1 Class B Pass Through Trust (0.6%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,777,355	1,777,355	2,079,709
			1,777,355	1,777,355	2,079,709

JF Acquisition, LLC (1.0%)*(6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,650,868	3,549,171	3,587,722
			3,650,868	3,549,171	3,587,722

Kano Laboratories LLC (1.0%)*(6)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)(7) (10)	3,393,911	3,307,567	3,393,911
		Partnership Equity (78.7 units, Acquired 11/20)		78,690	89,187
			3,393,911	3,386,257	3,483,098

Kona Buyer, LLC (1.7%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	5,808,914	5,680,494	5,808,914
			5,808,914	5,680,494	5,808,914

LAF International (0.1%)*(3) (6) (7) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	347,685	355,922	339,947
			347,685	355,922	339,947

Learfield Communications, LLC (1.6%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(7)(8)	67,867	47,846	65,034
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(10)	5,538,571	5,502,908	5,559,341
			5,606,438	5,550,754	5,624,375

LivTech Purchaser, Inc. (1.0%)*(6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/21, Due 12/25)	3,533,189	3,491,467	3,485,081
			3,533,189	3,491,467	3,485,081

MC Group Ventures Corporation (1.2%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(7) (10)	3,899,847	3,802,320	3,804,639
		Partnership Equity Units (373.33 Units, Acquired 06/21)		373,331	373,330
			3,899,847	4,175,651	4,177,969

MNS Buyer, Inc. (0.3%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(7) (8)	923,077	904,955	904,615
		Partnership Units (76.92 Units, Acquired 08/21)		76,923	76,920
			923,077	981,878	981,535

Modern Star Holdings Bidco Pty Limited (0.2%)*(3) (6) (7) (16)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	753,640	742,018	753,640
			753,640	742,018	753,640

MSG National Properties (1.5%)*(3) (6) (7) (10)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	4,962,500	4,835,648	5,074,156
			4,962,500	4,835,648	5,074,156

Murphy Midco Limited (0.2%)*(3) (6) (7) (12)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 11/20, Due 11/27)	849,419	783,837	821,736
			849,419	783,837	821,736

Music Reports, Inc. (0.7%)*(6) (7) (8)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 08/20, Due 08/26)	2,262,509	2,214,601	2,262,509
			2,262,509	2,214,601	2,262,509

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Navia Benefit Solutions, Inc. (2.3%)* (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	$8,215,526	$8,001,496	$8,026,340
			8,215,526	8,001,496	8,026,340

Odeon Cinemas Group Limited (2.4%)*(3) (6)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	7,991,501	8,077,784	8,151,331
			7,991,501	8,077,784	8,151,331

OG III B.V. (3.2%)*(3) (6) (7) (14)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	11,355,540	11,507,036	11,045,943
			11,355,540	11,507,036	11,045,943

Omni Intermediate Holdings, LLC (1.5%)*(6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	5,022,672	4,907,460	5,022,672
			5,022,672	4,907,460	5,022,672

Oracle Vision Bidco Limited (0.4%)*(3) (6) (7) (19)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,430,621	1,454,685	1,393,664
			1,430,621	1,454,685	1,393,664

Origin Bidco Limited (0.3%)*(3) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(10)	597,094	581,267	582,346
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(14)	384,446	393,491	374,950
			981,540	974,758	957,296

Pacific Health Supplies Bidco Pty Limited (0.2%)*(3) (6) (7) (17)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	841,383	836,381	824,829
			841,383	836,381	824,829

PDQ.Com Corporation (4.1%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/21, Due 08/28)(7) (10)	14,083,601	13,824,948	13,821,946
		Class A-2 Partnership Units (78.95 units, Acquired 08/21)		78,947	78,950
			14,083,601	13,903,895	13,900,896

PerTronix, LLC (0.8%)*(6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	2,570,426	2,536,867	2,570,426
			2,570,426	2,536,867	2,570,426

Premium Franchise Brands, LLC (4.3%)*(6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,987,500	14,700,410	14,687,750
			14,987,500	14,700,410	14,687,750

Premium Invest (3.0%)*(3) (6) (7) (14)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	10,430,550	10,582,410	10,107,756
			10,430,550	10,582,410	10,107,756

Preqin MC Limited (0.9%)*(3) (6) (7) (20)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	3,147,172	3,054,456	3,052,757
			3,147,172	3,054,456	3,052,757

Protego Bidco B.V. (0.3%)*(3) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	786,251	799,493	786,251
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	377,128	372,162	362,207
			1,163,379	1,171,655	1,148,458

QPE7 SPV1 BidCo Pty Ltd (0.7%)*(3) (6) (7) (17)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	2,595,656	2,516,103	2,549,850
			2,595,656	2,516,103	2,549,850

Questel Unite (0.8%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(14)	2,500,080	2,437,109	2,390,360
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)(10)	367,305	362,301	365,836
			2,867,385	2,799,410	2,756,196

Recovery Point Systems, Inc. (1.5%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)(7) (10)	5,071,510	4,985,982	5,071,510
		Partnership Equity (81,313 units, Acquired 03/21)		81,313	69,523
			5,071,510	5,067,295	5,141,033

REP SEKO MERGER SUB LLC (4.1%)*(6) (7) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	14,112,802	13,851,711	13,964,401
			14,112,802	13,851,711	13,964,401

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Resonetics, LLC (0.3%)*(6) (7) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	$968,101	$949,492	$951,464
			968,101	949,492	951,464

Reward Gateway (UK) Ltd (4.8%)*(3) (6) (7) (19)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	16,885,629	16,869,140	16,359,475
			16,885,629	16,869,140	16,359,475

RPX Corporation (4.5%)*(6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	15,783,985	15,446,464	15,428,845
			15,783,985	15,446,464	15,428,845

Safety Products Holdings, LLC (1.4%)*(6)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7) (8)	4,850,509	4,695,419	4,683,016
		Common Stock (84.8 units, Acquired 12/20)		84,818	109,772
			4,850,509	4,780,237	4,792,788

Serta Simmons Bedding LLC (0.5%)*(7) (8)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,980,000	1,739,236	1,878,961
			1,980,000	1,739,236	1,878,961

Sigmatek Systems, LLC (0.7%)*(6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/21, Due 01/27)	2,481,250	2,436,952	2,471,325
			2,481,250	2,436,952	2,471,325

SISU ACQUISITIONCO., INC. (1.4%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	4,962,500	4,874,027	4,813,625
			4,962,500	4,874,027	4,813,625

SN BUYER, LLC (1.4%)*(6) (7) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	4,733,333	4,648,941	4,733,333
			4,733,333	4,648,941	4,733,333

SPT Acquico Limited (0.3%)*(3) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	920,709	899,649	920,709
			920,709	899,649	920,709

SSCP Pegasus Midco Limited (0.1%)*(3) (6) (7) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	516,662	452,236	502,242
			516,662	452,236	502,242

Syniverse Holdings, Inc. (1.4%)*(7) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,637,120	4,020,323	4,633,549
			4,637,120	4,020,323	4,633,549

TA SL Cayman Aggregator Corp. (0.3%)*(6)	Technology	Unsecured HoldCo Note (8.8% PIK, Acquired 07/21, Due 07/28)	924,672	906,612	906,179
		Common Stock (569.17 shares, Acquired 07/21)		23,110	23,120
			924,672	929,722	929,299

Trident Maritime Systems, Inc. (4.9%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	16,915,000	16,649,529	16,677,649
			16,915,000	16,649,529	16,677,649

Turnberry Solutions, Inc. (2.2%)*(6) (7) (10)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	7,500,000	7,354,974	7,350,000
			7,500,000	7,354,974	7,350,000

UKFast Leaders Limited (0.3%)*(3) (6) (7) (12)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 7.0%, 7.1% Cash, Acquired 09/20, Due 09/27)	1,123,982	1,044,153	1,102,189
			1,123,982	1,044,153	1,102,189

Utac Ceram (0.3%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)(14)	811,265	821,345	793,893
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 02/21, Due 09/27)(10)	363,900	363,900	356,107
			1,175,165	1,185,245	1,150,000

Vital Buyer, LLC (4.3%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 06/21, Due 06/28)(7) (10)	14,806,548	14,521,540	14,543,050
		Partnership Equity (16,442.9 units, Acquired 06/21)		164,429	178,156
			14,806,548	14,685,969	14,721,206

W2O Holdings, Inc. (0.3%)*(6) (7) (8)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 10/20, Due 06/25)	869,906	843,654	869,906
			869,906	843,654	869,906

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Willis Engine Structured Trust VI (0.8%)*	Structured Finance	Structured Secured Note - Series 2021-1 Class C (7.4% Cash, Acquired 05/21, Due 05/46)	$2,613,586	$2,613,552	$2,626,507
			2,613,586	2,613,552	2,626,507

Subtotal Non–Control / Non–Affiliate Investments (159.6%)			544,682,534	538,537,704	545,529,331

Affiliate Investments: (4)
Banff Partners LP (3.7%)*(3)	Investment Funds & Vehicles	10% Partnership Interest, Acquired 03/21		12,645,628	12,707,068
				12,645,628	12,707,068

Eclipse Business Capital, LLC (13.6%)*(6)	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	2,245,989	2,224,102	2,245,989
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(10)		(65,202)	—
		LLC Units (44,396,237 units, Acquired 07/21)		44,396,237	44,396,237
			2,245,989	46,555,137	46,642,226

Thompson Rivers LLC (8.8%)*(3)	Investment Funds & Vehicles	7.14% Member Interest, Acquired 06/21		30,000,000	30,131,940
				30,000,000	30,131,940

Waccamaw River LLC (2.7%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 02/21		9,356,130	9,315,405
				9,356,130	9,315,405

Subtotal Affiliate Investments (28.9%)			2,245,989	98,556,895	98,796,639

Short-Term Investment:

BlackRock, Inc. (9.5%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.04% yield)		32,500,000	32,500,000
				32,500,000	32,500,000

JPMorgan Chase & Co. (9.5%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.05% yield)		32,500,000	32,500,000
				32,500,000	32,500,000

Subtotal Short-Term Investment (19.0%)				65,000,000	65,000,000

Total Investments, September 30, 2021 (207.5%)*			$546,928,523	$702,094,599	$709,325,970

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$5,141,817	$3,724,480	10/06/21	$(7,702)
Foreign currency forward contract (AUD)	$3,734,196	A$5,141,817	10/06/21	17,419
Foreign currency forward contract (AUD)	A$1,231,210	$884,847	01/06/22	5,596

Foreign currency forward contract (CAD)	C$6,031,236	$4,735,290	10/06/21	24,909
Foreign currency forward contract (CAD)	$4,887,602	C$6,031,236	10/06/21	127,403
Foreign currency forward contract (CAD)	$4,373,494	C$5,580,274	01/06/22	(31,164)

Foreign currency forward contract (DKK)	3,505,000kr.	$547,014	10/06/21	(1,314)
Foreign currency forward contract (DKK)	$557,471	3,505,000kr.	10/06/21	11,770
Foreign currency forward contract (DKK)	$551,385	3,525,861kr.	01/06/22	1,280

Foreign currency forward contract (EUR)	€18,129,840	$21,217,592	10/06/21	(226,096)
Foreign currency forward contract (EUR)	$21,316,726	€18,129,840	10/06/21	325,231
Foreign currency forward contract (EUR)	$5,206,902	€4,476,831	01/06/22	12,423

Foreign currency forward contract (GBP)	£15,519,300	$21,486,755	10/06/21	(583,790)
Foreign currency forward contract (GBP)	$21,207,202	£15,519,300	10/06/21	304,236
Foreign currency forward contract (GBP)	£8,565,540	$11,504,279	01/06/22	35,733
Total Foreign Currency Forward Contracts, September 30, 2021				$15,934
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Capital Investment Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021
rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including short-term investments), which as of September 30, 2021 represented 207.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 27.6% of total investments at fair value as of September 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the nine months ended September 30, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$—	$12,645,628	$—	$—	$61,440	$12,707,068	$—
		—	12,645,628	—	—	61,440	12,707,068	—

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	2,224,103	—	—	21,886	2,245,989	43,778
	Revolver (LIBOR + 7.25%)	—	2,178	(67,380)	—	65,202	—	2,178
	LLC Units (44,396,237 units)	—	44,396,237	—	—	—	44,396,237	836,839
		—	46,622,518	(67,380)	—	87,088	46,642,226	882,795

Thompson Rivers LLC	7.14% Member Interest	—	30,000,000	—	—	131,940	$30,131,940	1,227,177
		—	30,000,000	—	—	131,940	30,131,940	1,227,177

Waccamaw River LLC	20% Member Interest	—	9,356,129	—	—	(40,724)	$9,315,405	140,000
		—	9,356,129	—	—	(40,724)	9,315,405	140,000

Total Affiliate Investments		$—	$98,624,275	$(67,380)	$—	$239,744	$98,796,639	$2,249,972
(a) Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing.
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
(e) The fair value of the investment was determined using significant unobservable inputs.
(5)Some or all of the investment is or will be encumbered as security for the Company's senior secured revolving credit facility with ING Capital LLC (the "ING Credit Facility").
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2021 was 0.08025%.
(9)The interest rate on these loans is subject to 2 Month LIBOR, which as of September 30, 2021 was 0.11138%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2021 was 0.13013%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2021 was 0.15850%.
(12)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of September 30, 2021 was 0.08188%.
(13)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of September 30, 2021 was 0.17463%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2021 was -0.54500%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2021 was -0.52800%.
(16)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2021 was 0.01000%.
(17)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2021 was 0.01960%.
(18)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2021 was 0.44468%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2021 was 0.16350%.
(20)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2021 was 0.05628%.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Barings Capital Investment Corporation ("BCIC" or the "Company") was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, the Company commenced operations and made its first portfolio company investment. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $387.2 billion in assets under management as of September 30, 2021.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of September 30, 2021, BIIL had approximately £15.1 billion in assets under management.
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
For the three and nine months ended September 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.2 million and $0.4 million, respectively. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the amount of base management fee incurred was $32,077. As of September 30, 2021, the Base Management Fee of $0.2 million for the three months ended September 30, 2021 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $50,811 for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2021, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $1.1 million and $2.2 million, respectively. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the amount of incentive fee incurred was $22,212. As of September 30, 2021, the Income-Based Fee of $1.1 million for the three months ended September 30, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Income-Based Fee of $0.2 million for the three months ended December 31, 2020 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three and nine months ended September 30, 2021, the Company accrued $0.1 million and $0.8 million, respectively, of Capital Gains Fee. As of September 30, 2021, the Capital Gains Fee of $1.6 million accrued for the three months ended December 31, 2020 and the nine months ended September 30, 2021, was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Capital Gains Fee of $0.8 million for the three months ended December 31, 2020 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and nine months ended September 30, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.6 million, respectively. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Company did not pay the Adviser any administrative fees. As of September 30, 2021, the administrative expenses of $0.2 million incurred during the three months ended September 30, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $10,000 incurred during the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2021:
Senior debt and 1st lien notes	$459,356,650	66%	$463,508,863	66%	136%
Subordinated debt and 2nd lien notes	64,107,594	9	65,128,739	9	19
Structured products	10,662,396	2	11,845,064	2	4
Equity shares	50,898,080	7	51,504,791	7	15
Equity warrants	68,122	—	184,100	—	—
Investments in joint ventures	52,001,757	7	52,154,413	7	15
Short-term investments	65,000,000	9	65,000,000	9	19
	$702,094,599	100%	$709,325,970	100%	208%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76%	153%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4	8
Structured products	9,774,483	5	10,382,698	5	10
Equity shares	218,903	—	206,595	—	—
Equity warrants	68,122	—	111,578	—	—
Short-term investments	31,100,605	15	31,100,444	14	29
	$208,937,928	100%	$215,061,688	100%	200%
During the three months ended September 30, 2021, the Company made 21 new investments totaling $140.0 million, made investments in existing portfolio companies totaling $27.6 million, made additional investments in a joint venture equity portfolio company totaling $3.8 million and made a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. During the nine months ended September 30, 2021, the Company made 64 new investments totaling $486.7 million, made investments in existing portfolio companies totaling $35.2 million, made new joint venture equity investments totaling $52.0 million and made a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.
During the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Company made 59 new investments totaling $104.9 million (excluding short-term investments).

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	September 30, 2021		December 31, 2020
Aerospace and Defense	$51,251,441	8.0%	$9,033,671	4.9%
Automotive	8,453,286	1.3	2,834,499	1.6
Banking, Finance, Insurance and Real Estate	83,332,009	12.9	3,283,573	1.8
Beverage, Food and Tobacco	34,969,772	5.4	2,146,807	1.2
Chemicals, Plastics, and Rubber	13,110,570	2.0	9,633,625	5.2
Construction and Building	981,535	0.2	—	—
Consumer Goods: Durable	1,878,961	0.3	2,198,300	1.2
Consumer Goods: Non-durable	7,360,417	1.1	7,094,740	3.9
Containers, Packaging and Glass	13,468,975	2.1	2,222,988	1.2
Energy: Oil and Gas	2,972,580	0.5	—	—
Environmental Industries	4,025,386	0.6	—	—
Healthcare and Pharmaceuticals	32,107,404	5.0	12,426,339	6.8
High Tech Industries	65,331,718	10.1	14,801,538	8.0
Hotel, Gaming and Leisure	20,553,930	3.2	10,528,269	5.7
Investment Funds and Vehicles	52,154,413	8.1	—	—
Media: Advertising, Printing and Publishing	15,799,004	2.4	11,955,342	6.5
Media: Broadcasting and Subscription	2,327,543	0.4	2,296,431	1.2
Media: Diversified and Production	6,381,077	1.0	8,388,524	4.6
Services: Business	139,220,292	21.6	29,137,858	15.8
Services: Consumer	31,970,999	5.0	12,415,655	6.7
Structured Products	11,845,064	1.8	10,382,698	5.6
Telecommunications	6,895,604	1.1	14,645,298	8.0
Transportation: Cargo	35,957,539	5.6	13,237,433	7.2
Transportation: Consumer	1,976,451	0.3	—	—
Wholesale	—	—	5,297,656	2.9
Total	$644,325,970	100.0%	$183,961,244	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP ("Banff"), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2021, the Company contributed $12.6 million of capital and held a 10.0% partnership interest in Banff. As of September 30, 2021, the cost and fair value of the Company's investment in Banff was $12.6 million and $12.7 million, respectively.
As of September 30, 2021, Banff had investments with an aggregate cost of $100.6 million and total fair value of $99.5 million. As of September 30, 2021, the Banff investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Senior debt and 1st lien notes	$96,671,379	96%	$95,541,748	96%
Subordinated debt and 2nd lien notes	3,891,328	4	3,912,592	4
	$100,562,707	100%	$99,454,340	100%
As of September 30, 2021, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 6.2%.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Banff’s investments at fair value at September 30, 2021 was as follows:

	September 30, 2021
Aerospace and Defense	$21,302,451	21.4%
Banking, Finance, Insurance and Real Estate	11,200,254	11.3
Beverage, Food and Tobacco	6,454,976	6.5
Consumer Goods: Non-durable	6,522,509	6.5
Healthcare and Pharmaceuticals	12,525,274	12.6
High Tech Industries	13,801,069	13.9
Media: Advertising, Printing and Publishing	3,482,456	3.5
Media: Diversified and Production	2,498,832	2.5
Services: Business	8,306,708	8.3
Services: Consumer	9,997,942	10.1
Telecommunications	3,361,869	3.4
Total	$99,454,340	100%
The geographic composition of Banff’s investments at fair value at September 30, 2021 was as follows:

	September 30, 2021
Australia	$6,425,383	6.5%
Belgium	6,454,976	6.5
France	20,104,663	20.2
Germany	3,130,970	3.1
Netherlands	2,410,935	2.4
United Kingdom	21,382,207	21.5
USA	39,545,206	39.8
Total	$99,454,340	100%
The Company may sell portions of its investments via assignment to Banff. As of September 30, 2021, the Company had sold $103.4 million of its investments to Banff. As of September 30, 2021, the Company had no unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Unaudited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, Barings BDC, Inc. entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2021. As of September 30, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $405.0 million, all of which has been funded.
For the three and nine months ended September 30, 2021, Thompson Rivers declared $12.5 million and $16.0 million in dividends, respectively, of which $0.9 million and $1.2 million, respectively, were recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2021, Thompson Rivers had $3.2 billion in Ginnie Mae early buyout loans and $117.5 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans. As of September 30, 2021, Thompson Rivers had 15,374 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.18%. As of December 31, 2020, Thompson Rivers had 3,023 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.65%.
As of September 30, 2021 and December 31, 2020, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Federal Housing Administration (“FHA”) loans	$3,050,510,898	97%	$3,068,818,458	97%
Veterans Affairs (“VA”) loans	104,545,047	3	102,597,178	3
	$3,155,055,945	100%	$3,171,415,636	100%
December 31, 2020:
Federal Housing Administration (“FHA”) loans	$712,854,085	100	$712,854,085	100
Veterans Affairs (“VA”) loans	—	—	—	—
	$712,854,085	100%	$712,854,085	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $757.4 million and $670.1 million outstanding as of September 30, 2021 and December 31, 2020, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $894.1 million outstanding as of September 30, 2021. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $1,220.8 million outstanding as of September 30, 2021.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2021 and December 31, 2020, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021		As of December 31, 2020
Total contributed capital by Barings Capital Investment Corporation	$30,000,000		$—
Total contributed capital by all members	$405,000,000	(1)	$100,000,000	(2)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $150.0 million of total contributed capital by related parties.
(2)Includes $100.0 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, Barings BDC, Inc. entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $11.1 million (including approximately $1.7 million of recallable return of capital) has been funded as of September 30, 2021. As of September 30, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $60.6 million (including $14.0 million of recallable return of capital) has been funded.
On September 30, 2021, Waccamaw River declared a $0.7 million dividend, of which $0.1 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. As of September 30, 2021, Waccamaw River had $33.8 million in unsecured consumer loans and $11.7 million in cash. As of September 30, 2021, Waccamaw River had 3,178 outstanding loans with an average loan size of $10,000, remaining average life to maturity of 44.2 months and weighted average interest rate of 10.58%.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021
Total contributed capital by Barings Capital Investment Corporation	$11,050,000
Total contributed capital by all members	$60,620,000	(1)

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730,000)
Total return of capital (recallable) by all members	$(14,020,000)	(2)

Total unfunded commitments by Barings Capital Investment Corporation	$15,680,000
Total unfunded commitments by all members	$78,400,000	(3)
(1)Includes $38.5 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $47.0 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under the scope exception in ASC 810-10-12(d), the Company is not required to consolidate Eclipse. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2021	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$228,791,430	Yield Analysis	Market Yield	5.2% – 12.2%	6.9%	Decrease
	166,225,407	Recent Transaction	Transaction Price	97.0% – 100.0%	98.0%	Increase
Subordinated debt and 2nd lien notes(2)	28,250,470	Yield Analysis	Market Yield	8.3% – 11.0%	9.3%	Decrease
	3,152,168	Recent Transaction	Transaction Price	98% – 100%	99.4%	Increase
Equity shares(3)	2,613,730	Market Approach	Adjusted EBITDA Multiple	10.8x – 17.8x	14.0x	Increase
	45,917,250	Recent Transaction	Transaction Price	$1 – $8,731.41	$56.6	Increase
(1) Excludes investments with an aggregate fair value amounting to $15,201,937, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $25,682,914, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $2,973,811, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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

The following tables present the Company’s investment portfolio at fair value as of September 30, 2021 and December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$53,290,089	$410,218,774	$463,508,863
Subordinated debt and 2nd lien notes	—	8,043,187	57,085,552	65,128,739
Structured products	—	11,845,064	—	11,845,064
Equity shares	—	—	51,504,791	51,504,791
Equity warrants	—	184,100	—	184,100
Short-term investments	65,000,000	—	—	65,000,000
	$65,000,000	$73,362,440	$518,809,117	$657,171,557
Investments in joint ventures(1)				52,154,413
				$709,325,970
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020:

Nine Months Ended September 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,324,629	$1,236,200	$121,775	$126,682,604
New investments	432,079,379	61,046,326	47,879,758	541,005,463
Transfers into Level 3	—	—	2,884,240	2,884,240
Proceeds from sales of investments	(128,966,390)	(3,888,800)	—	(132,855,190)
Loan origination fees received	(10,472,781)	(1,516,400)	—	(11,989,181)
Principal repayments received	(7,217,424)	(741,557)	—	(7,958,981)
Payment in kind interest earned	425,661	—	—	425,661
Accretion of loan discounts	20,216	41,298	—	61,514
Accretion of deferred loan origination revenue	936,498	39,557	—	976,055
Realized gain	838,932	(3,622)	—	835,310
Unrealized appreciation (depreciation)	(2,749,946)	872,550	619,018	(1,258,378)
Fair value, end of period	$410,218,774	$57,085,552	$51,504,791	$518,809,117

For the period from July 13, 2020 (commencement of operations) to September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	25,136,294	—	—	25,136,294
Loan origination fees received	(377,230)	—	—	(377,230)
Principal repayments received	(3,423)	—	—	(3,423)
Accretion of loan discounts	10,620	—	—	10,620
Accretion of deferred loan origination revenue	11,195	—	—	11,195
Realized gain	598	—	—	598
Unrealized appreciation	812,950	—	—	812,950
Fair value, end of period	$25,591,004	$—	$—	$25,591,004
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $1.5 million and $0.5 million during the three and nine months ended September 30, 2021, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2021. Pre-tax net unrealized appreciation on Level 3 investments of $0.8 million for the period from July 13, 2020 (commencement of operations) to September 30, 2020, was related to portfolio company investments that were still held by the Company as of September 30, 2020.
Exclusive of short-term investments, during the nine months ended September 30, 2021, the Company made investments of approximately $610.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2021, the Company made investments of $8.1 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee income for the three and nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$385,701	$4,319	$913,119	$4,319
Management, valuation and other fees	143,366	—	323,826	—
Total Recurring Fee Income	529,067	4,319	1,236,945	4,319
Non-Recurring Fee Income:
Prepayment fees	9,955	—	9,955	—
Acceleration of unamortized loan origination fees	108,180	—	151,793	—
Advisory, loan amendment and other fees	211,951	37,845	226,332	37,845
Total Non-Recurring Fee Income	330,086	37,845	388,080	37,845
Total Fee Income	$859,153	$42,164	$1,625,025	$42,164
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
Concentration of Credit Risk
As of both September 30, 2021 and December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 7.2% and 5.3%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2021, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of September 30, 2021 the Company held three investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 18 investments that were denominated in Euros and 12 investments that were denominated in British pounds sterling. As of December 31, 2020, the Company held two investments that were denominated in Australian dollars, five investments that were denominated in Euros and seven investments that were denominated in British pounds sterling.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In addition, during the nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. INCOME TAXES
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2020 and continually monitors these requirements with the goal of ensuring compliance with the Code.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2021 and December 31, 2020 was approximately $701.9 million and $208.8 million, respectively. As of September 30, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $10.7 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $14.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $3.7 million. As of December 31, 2020, net unrealized appreciation on the Company’s investments (tax basis) was approximately $4.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $6.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $2.0 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited and Audited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited and Audited Consolidated Balance Sheet. As of September 30, 2021,the Company recorded a net deferred tax liability of $0.1 million.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2021 and December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of September 30, 2021	September 30, 2021	December 31, 2020
Subscription Facility:
September 21, 2020	September 21, 2022	1.892%	$111,630,190	$116,593,920
Total Subscription Facility			$111,630,190	$116,593,920
Credit Facility:
January 15, 2021	April 30, 2026	1.813%	$285,949,215	$—
Total Credit Facility			$285,949,215	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 186.0% as of September 30, 2021.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to the Company that are contained in the 1940 Act. As of September 30, 2021, the Company was in compliance with all covenants of the September 2020 Subscription Facility.
As of September 30, 2021, the Company had U.S. dollar borrowings of $40.5 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.930% (weighted average one month LIBOR of 0.080%), borrowings denominated in British pounds sterling of £21.3 million ($28.7 million U.S. dollars) with a weighted average interest rate of 1.899% (weighted average one month GBP LIBOR of 0.049%), borrowings denominated in Australian dollars of A$10.9 million ($7.9 million U.S dollars) with a weighted average interest rate of 1.860% (weighted average one month BBSY of 0.010%) and borrowings denominated in Euros of €29.8 million ($34.5 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of September 30, 2021 and December 31, 2020, the fair value of the borrowings outstanding under the September 2020 Subscription Facility was $111.6 million and $116.6 million, respectively. The fair values of the borrowings outstanding under the September 2020 Subscription Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
ING Capital Credit Facility
On January 15, 2021, the Company entered into the ING Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, the Company amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million, and include a $25.0 million letter of credit sub-facility. As amended, the ING Credit Facility has an accordion feature that allows for an increase in total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. On July 22, 2021, the Company entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million, the maximum commitment allowed under the ING Credit Facility. The Company can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of the Company’s present and future property and assets and is guaranteed by certain of the Company’s subsidiaries. The revolving period under the ING Credit Facility terminates on April 30, 2025, and the final maturity date of the ING Credit Facility is scheduled for April 30, 2026.

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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of September 30, 2021, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2021, the Company had U.S. dollar borrowings of $220.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.0 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €40.5 million ($46.9 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2021, the fair value of the borrowings outstanding under the ING Credit Facility was $285.9 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Unaudited Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company's foreign currency forward contracts as of September 30, 2021 and December 31, 2020:

As of September 30, 2021 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$5,141,817	$3,724,480	10/06/21	$(7,702)	Derivative liability
Foreign currency forward contract (AUD)	$3,734,196	A$5,141,817	10/06/21	17,419	Prepaid expense and other assets
Foreign currency forward contract (AUD)	A$1,231,210	$884,847	01/06/22	5,596	Prepaid expense and other assets

Foreign currency forward contract (CAD)	C$6,031,236	$4,735,290	10/06/21	24,909	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$4,887,602	C$6,031,236	10/06/21	127,403	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$4,373,494	C$5,580,274	01/06/22	(31,164)	Derivative liability

Foreign currency forward contract (DKK)	3,505,000kr.	$547,014	10/06/21	(1,314)	Derivative liability
Foreign currency forward contract (DKK)	$557,471	3,505,000kr.	10/06/21	11,770	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$551,385	3,525,861kr.	01/06/22	1,280	Prepaid expense and other assets

Foreign currency forward contract (EUR)	€18,129,840	$21,217,592	10/06/21	(226,096)	Derivative liability
Foreign currency forward contract (EUR)	$21,316,726	€18,129,840	10/06/21	325,231	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$5,206,902	€4,476,831	01/06/22	12,423	Prepaid expense and other assets

Foreign currency forward contract (GBP)	£15,519,300	$21,486,755	10/06/21	(583,790)	Derivative liability
Foreign currency forward contract (GBP)	$21,207,202	£15,519,300	10/06/21	304,236	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£8,565,540	$11,504,279	01/06/22	35,733	Prepaid expense and other assets
Total				$15,934

As of December 31, 2020 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)	Derivative liability
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560	Prepaid expense and other assets

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)	Derivative liability
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)	Derivative liability
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)	Derivative liability
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961	Prepaid expense and other assets
Total				$(183,178)
As of September 30, 2021 and December 31, 2020, the total fair value of the Company's foreign currency forward contracts was $15,934 and $(0.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of September 30, 2021, the Company had $497.3 million in total capital commitments from investors ($177.5 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($1.5 million unfunded), an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual ($28.6 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$2,470,322	$—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	4,054,054	—
BigHand UK Bidco Limited(1)(3)	Acquisition Capex Facility	98,870	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	557,393	—
British Engineering Services Holdco Limited(1)(3)	Bridge Revolver	85,758	1,072,276
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	438,605	—
Coyo Uprising GmbH(1)(2)(4)	Delayed Draw Term Loan	1,096,850	—
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	1,467,140	—
CSL DualCom(1)(3)	Acquisition Capex Facility	1,236,869	1,253,930
Dune Group(1)(4)	Delayed Draw Term Loan	1,274,845	—
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,093,866	—
Eclipse Business Capital, LLC(1)	Revolver	6,737,968	—
EPS NASS Parent, Inc(1)	Delayed Draw Term Loan	607,299	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240,000	—
FitzMark Buyer, LLC(1)	Delayed Draw Term Loan	—	735,294
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	1,111,111	1,607,991
FragilePak LLC(1)	Delayed Draw Term Loan	4,446,706	—
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	206,199	—
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	1,008,433	2,048,397
Innovad Group II BV(1)(2)(4)	Delayed Draw Term Loan	1,228,800	—
INOS 19-090 GmbH(1)(2)(4)	Acquisition Facility	894,954	944,839
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,573,803	1,573,803
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	315,504	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	860,530	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	750,890	802,138
Murphy Midco Limited(1)(3)	Delayed Draw Term Loan	1,127,910	1,143,468
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	5,504,540	—
OG III B.V.(1)(2)(4)	Acquisition Capex Facility	2,979,876	—
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	Delayed Draw Term Loan	341,006	410,784
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167	—
Premium Invest(1)(2)(4)	Acquisition Facility	2,665,585	—
Protego Bidco B.V.(1)(2)(4)	Delayed Draw Term Loan	228,464	—
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Capex Facility	458,057	—
Questel Unite(1)(2)(4)	Acquisition Capex Facility	3,000,656	735,780
Radwell International, LLC(1)	Delayed Draw Term Loan	—	184,911
REP SEKO MERGER SUB LLC(1)	Delayed Draw Term Loan	727,273	727,273
Reward Gateway (UK) Ltd(1)(2)(3)	Acquisition Facility	2,247,224	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,593,581	1,293,469
SSCP Pegasus Midco Limited(1)(3)	Delayed Draw Term Loan	1,886,767	1,912,793
Utac Ceram(1)(2)(4)	Delayed Draw Term Loan	—	1,101,195
Waccamaw River(2)	Joint Venture	15,680,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,548,621	2,420,752
Total unused commitments to extend financing		$75,714,496	$19,969,093
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
COVID-19 Developments
During the nine months ended September 30, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended, or as of, September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020, or as of, September 30, 2020:

	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to or as of
	September 30, 2021	September 30, 2020
Per share data:
Net asset value at beginning of period	$21.58	$—
Net investment income(1)	1.45	0.11
Net realized gain on investments / foreign currency transactions(1)	(0.04)	0.02
Net unrealized appreciation on investments / foreign currency transactions(1)	0.65	0.42
Total increase from investment operations(1)	2.06	0.55
Dividends declared from net investment income	(1.13)	—
Dividends declared from realized gains	(0.20)	—
Total dividends declared	(1.33)	—
Issuance of common stock	—	20.00
Other(2)	(0.07)	(0.06)
Net asset value at end of period	$22.24	$20.49
Shares outstanding at end of period	15,365,946	4,976,474
Net assets at end of period	$341,774,177	$101,950,333
Average net assets	$214,043,175	$50,481,157
Ratio of total expenses, to average net assets (annualized)(3)	6.64%	3.33%
Ratio of net investment income to average net assets (annualized)(3)	9.08%	4.17%
Portfolio turnover ratio (annualized)	47.52%	90.34%
Total return(4)	9.43%	2.45%
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
9. SUBSEQUENT EVENTS
Subsequent to September 30, 2021, the Company made approximately $129.7 million of new commitments, of which $91.4 million closed and funded. The $91.4 million of investments consist of $78.2 million of first lien senior secured debt investments, $8.5 million of second lien senior secured and subordinated debt investments and $4.7 million of equity investments. The weighted average yield of the debt investments was 6.8%. In addition, the Company funded $6.6 million of previously committed delayed draw term loans.
On October 15, 2021, the Company issued and sold 1,687,189.750 shares of its common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of approximately $37.6 million. The Company effectuated the issuance and sale of such shares in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Following the issuance and sale of shares on October 15, 2021, the Company repaid approximately $9.0 million of outstanding borrowings under the September 2020 Subscription Facility with proceeds from the issuance and sale of such shares. In addition, the Company reduced its commitments under the September 2020 Subscription Facility from $160.0 million to $110.0 million, effective October 18, 2021.
On November 9, 2021, the Board declared a quarterly dividend of $0.50 per share payable on December 1, 2021 to holders of record as of November 24, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of September 30, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.0% and 7.2%, respectively. The weighted average yield on the principal amount on all of our outstanding investments (including equity, equity-linked investments and short-term investments) was approximately 5.4% and 6.2% as of September 30, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees in the United States working remotely while maintaining service levels to our partners and clients. In the United States, all offices are open for associates who wish to work from an office location. In Europe and Asia-Pac a hybrid working model is now in place with the majority of associates working from office locations on average 2-3 days per week. Barings’ return-to-office taskforce continues to plan for the safe return of associates to all office locations but is no longer targeting a set date for this given the continued uncertainty around COVID-related case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $300.4 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of September 30, 2021, BIIL had approximately £15.1 billion in assets under management.
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
Portfolio Investment Composition
The total value of our investment portfolio was $709.3 million as of September 30, 2021, as compared to $215.1 million as of December 31, 2020. As of September 30, 2021, we had investments in 108 portfolio companies and two money market funds with an aggregate cost of $702.1 million. As of December 31, 2020, we had investments in 52 portfolio companies and three money market funds with an aggregate cost of $208.9 million. As of both September 30, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Senior debt and 1st lien notes	$459,356,650	66%	$463,508,863	66%
Subordinated debt and 2nd lien notes	64,107,594	9	65,128,739	9
Structured products	10,662,396	2	11,845,064	2
Equity shares	50,898,080	7	51,504,791	7
Equity warrants	68,122	—	184,100	—
Investments in joint ventures	52,001,757	7	52,154,413	7
Short-term investments	65,000,000	9	65,000,000	9
	$702,094,599	100%	$709,325,970	100%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4
Structured products	9,774,483	5	10,382,698	5
Equity shares	218,903	—	206,595	—
Equity warrants	68,122	—	111,578	—
Short-term investments	31,100,605	15	31,100,444	14
	$208,937,928	100%	$215,061,688	100%
Investment Activity
During the nine months ended September 30, 2021, we made 64 new investments totaling $486.7 million, made investments in existing portfolio companies totaling $35.2 million, made new joint venture equity investments totaling $52.0 million and made a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. We had five loans repaid at par totaling $12.5 million, received $5.7 million of portfolio company principal payments and sold $29.9 million of loans. In addition, we sold $103.4 million of middle-market portfolio company debt investments to one of our joint ventures, realizing a gain on these transactions of $0.8 million.
During the period from July 13, 2020 (commencement of operations) to September 30, 2020, we made 59 new investments totaling $104.9 million. We received $0.2 million of portfolio company principal payments and sold $14.0 million of loans, recognizing a net realized gain on these transactions of $0.3 million.
Total portfolio investment activity for the nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

Nine Months Ended September 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$164,238,687	$9,021,686	$10,382,698	$206,595	$111,578	$—	$31,100,444	$215,061,688
New investments	446,814,607	66,106,327	2,699,965	50,679,177	—	52,001,758	187,907,259	806,209,093
Proceeds from sales of investments	(129,377,865)	(3,888,800)	—	—	—	—	(154,006,553)	(287,273,218)
Loan origination fees received	(10,798,867)	(1,516,401)	—	—	—	—	—	(12,315,268)
Principal repayments received	(10,678,572)	(5,741,557)	(1,812,053)	—	—	—	—	(18,232,182)
Payment-in-kind interest earned	1,506,885	—	—	—	—	—	—	1,506,885
Accretion of loan discount	1,183,616	148,904	—	—	—	—	—	1,332,520
Accretion of deferred loan origination revenue	1,025,356	39,557	—	—	—	—	—	1,064,913
Realized gain	868,861	(3,622)	—	—	—	—	(1,310)	863,929
Unrealized appreciation (depreciation)	(1,273,845)	962,645	574,454	619,019	72,522	152,655	160	1,107,610
Fair value, end of period	$463,508,863	$65,128,739	$11,845,064	$51,504,791	$184,100	$52,154,413	$65,000,000	$709,325,970

From July 13, 2020 (commencement of operations) to September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
New investments	90,178,702	6,377,639	8,385,806	129,309,981	234,252,128
Proceeds from sales of investments	(13,961,744)	—	—	(81,950,000)	(95,911,744)
Loan origination fees received	(781,623)	(45,832)	—	—	(827,455)
Principal repayments received	(162,903)	—	—	—	(162,903)
Accretion of loan discount	124,139	18,679	—	—	142,818
Accretion of deferred loan origination revenue	4,319	—	—	—	4,319
Realized gain (loss)	318,658	—	—	(4,296)	314,362
Unrealized appreciation (depreciation)	1,412,764	3,820	206,178	(1,440)	1,621,322
Fair value, end of period	$77,132,312	$6,354,306	$8,591,984	$47,354,245	$139,432,847
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both September 30, 2021 and December 31, 2020, we had no non-accrual assets.
Results of Operations
For the three and nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020
Operating results for the three and nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020 were as follows:

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$11,717,099	$945,780	$25,227,950	$945,780
Total operating expenses	4,463,701	509,397	10,653,675	509,397
Net investment income before taxes	7,253,398	436,383	14,574,275	436,383
Income taxes, including excise tax expense	—	—	7,665	—
Net investment income	7,253,398	436,383	14,566,610	436,383
Net realized gains (losses)	(1,831,643)	72,206	(364,565)	72,206
Net unrealized appreciation	2,613,856	1,722,640	6,556,755	1,722,640
Net realized gains and unrealized appreciation on investments and foreign currency borrowings	782,213	1,794,846	6,192,190	1,794,846
Net increase in net assets resulting from operations	$8,035,611	$2,231,229	$20,758,800	$2,231,229
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
Interest income	$8,378,340	$817,660	$19,902,187	$817,660
Dividend income	1,934,420	—	2,301,659	—
Fee and other income	859,153	42,164	1,625,025	42,164
Payment-in-kind interest income	545,186	85,956	1,399,079	85,956
Total investment income	$11,717,099	$945,780	$25,227,950	$945,780
The change in investment income for the three and nine months ended September 30, 2021, as compared to the period from July 13, 2020 (commencement of operations) to September 30, 2020, was primarily due to an increase in the average size of our portfolio, acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and dividends from portfolio companies and joint venture investments. For the three and nine months ended September 30, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2021, dividends from portfolio companies and joint venture investments were $1.9 million and $2.3 million, respectively. The weighted average yield on the principal amount of our outstanding debt investments was 7.0% as of September 30, 2021, as compared to 7.2% as of September 30, 2020.
Operating Expenses

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses:
Interest and other financing fees	$2,414,874	$37,685	$5,158,858	$37,685
Base management fee	208,028	32,077	434,239	32,077
Incentive fee	1,147,944	22,212	2,966,638	22,212
Offering costs	749	68,325	136,291	68,325
Professional fees	262,205	215,356	763,841	215,356
Directors fees	75,000	45,000	180,000	45,000
Custody and administrative fees	104,516	55,146	278,684	55,146
Other general and administrative expenses	250,385	33,596	735,124	33,596
Total operating expenses	$4,463,701	$509,397	$10,653,675	$509,397
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2021 were attributable to borrowings under the September 2020 Subscription Facility and the ING Credit Facility (each as defined below under “Liquidity and Capital Resources”).
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2021, the amount of base management fee incurred was $0.2 million and $0.4 million, respectively. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the amount of base management fee incurred was $32,077.

Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2021, the amount of Income-Based Fee incurred was $1.1 million and $2.2 million, respectively, and we accrued $0.1 million and $0.8 million, respectively for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, the amount of incentive fee incurred was $22,212.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
On June 24, 2020, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.6 million, respectively. For the period from July 13, 2020 (commencement of operations) to September 30, 2020, we did not pay Barings for any administrative expenses under the Administration Agreement.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2021 and during the period from July 13, 2020 (commencement of operations) to September 30, 2020 were as follows:

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(430,838)	$314,362	$863,929	$314,362
Net realized gains (losses) on investments	(430,838)	314,362	863,929	314,362
Foreign currency transactions	(1,400,805)	(242,156)	(1,228,494)	(242,156)
Net realized gains (losses)	$(1,831,643)	$72,206	$(364,565)	$72,206
For the three months ended September 30, 2021, we recognized net realized losses totaling $1.8 million, which consisted primarily of a net loss on our loan portfolio of $0.4 million and a net loss on foreign currency transactions of $1.4 million. For the nine months ended September 30, 2021, we recognized net realized losses totaling $0.4 million, which consisted primarily of a net loss on foreign currency transactions of $1.2 million, partially offset by a net gain on our loan portfolio of $0.9 million.
For the period from July 13, 2020 (commencement of operations) to September 30, 2020, we recognized net realized gains totaling $0.1 million, which consisted primarily of a net gain on our loan portfolio of $0.3 million, partially offset by a net loss on foreign currency transactions of $0.2 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2021 and during the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(2,167,251)	$1,621,321	$767,948	$1,621,321
Affiliate investments	549,265	—	239,743	—
Net unrealized appreciation (depreciation) on investments	(1,617,986)	1,621,321	1,007,691	1,621,321
Foreign currency transactions	4,231,842	101,319	5,549,064	101,319
Net unrealized appreciation	$2,613,856	$1,722,640	$6,556,755	$1,722,640
During the three months ended September 30, 2021, we recorded net unrealized appreciation totaling $2.6 million, consisting of net unrealized appreciation related to foreign currency transactions of $4.2 million and net unrealized appreciation reclassification adjustments of $0.1 million related to realized gains and losses recognized during the year, partially offset by net unrealized depreciation on our current portfolio of $1.6 million. The net unrealized depreciation on our current portfolio of $1.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $3.0 million, partially offset by broad market moves for investments of $1.1 million and the credit or fundamental performance of investments of $0.2 million.
During the nine months ended September 30, 2021, we recorded net unrealized appreciation totaling $6.6 million, consisting of net unrealized appreciation on our current portfolio of $2.3 million and net unrealized appreciation related to foreign currency transactions of $5.5 million, partially offset by net unrealized depreciation reclassification adjustments of $1.2 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $2.3 million was driven primarily by broad market moves for investments of $6.8 million and the credit or fundamental performance of investments of $0.3 million, partially offset by the impact of foreign currency exchange rates on investments of $4.8 million.
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
Under the Investment Company Act of 1940, as amended (the “1940 Act”), we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 186.0% as of September 30, 2021.
Cash Flows
For the nine months ended September 30, 2021, we experienced a net increase in cash in the amount of $12.2 million. During that period, our operating activities used $484.4 million in cash, consisting primarily of purchases of portfolio investments of $620.0 million and purchases of short-term investments of $187.9 million, partially offset by proceeds from sales of portfolio investments totaling $151.2 million and sales of short-term investments of $154.0 million. In addition, our financing activities provided $496.6 million of cash, consisting primarily of net borrowings under the September 2020 Subscription Facility and the ING Credit Facility totaling $283.0 million and proceeds from the issuance of common stock of $219.8 million, partially offset by dividends paid in the amount of $6.2 million. As of September 30, 2021, we had $18.7 million of cash on hand, including foreign currencies.
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
We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to us that are contained in the 1940 Act. As of September 30, 2021, we were in compliance with all covenants of the September 2020 Subscription Facility.
As of September 30, 2021, we had U.S. dollar borrowings of $40.5 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.930% (weighted average one month LIBOR of 0.080%), borrowings denominated in British pounds sterling of £21.3 million ($28.7 million U.S. dollars) with a weighted average interest rate of 1.899% (weighted average one month GBP LIBOR of 0.049%), borrowings denominated in Australian dollars of A$10.9 million ($7.9 million U.S dollars) with a weighted average interest rate of 1.860% (weighted average one month BBSY of 0.010%) and borrowings denominated in Euros of €29.8 million ($34.5 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the

September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
ING Capital Credit Facility
On January 15, 2021, we entered into a senior secured revolving credit facility (as subsequently amended and restated, the “ING Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility. The amended and restated credit agreement increased the initial commitments to $325.0 million from $65.0 million, and includes a $25.0 million letter of credit sub-facility. As amended, the ING Credit Facility has an accordion feature that allows for an increase in the total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. On July 22, 2021, we entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million, the maximum commitment allowed under the ING Credit Facility. We can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of our present and future property and assets and guaranteed by certain of our subsidiaries. The revolving period under the ING Credit Facility terminates on April 30, 2025, and the final maturity date of the ING Credit Facility is scheduled for April 30, 2026.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of September 30, 2021, we were in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2021, we had U.S. dollar borrowings of $220.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.0 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €40.5 million ($46.9 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in

“unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
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
We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
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
Recent Developments
Subsequent to September 30, 2021, we made approximately made approximately $129.7 million of new commitments, of which $91.4 million closed and funded. The $91.4 million of investments consist of $78.2 million of first lien senior secured debt investments, $8.5 million of second lien senior secured and subordinated debt investments and $4.7 million of equity investments. The weighted average yield of the debt investments was 6.8%. In addition, we funded $6.6 million of previously committed delayed draw term loans.
On October 15, 2021, we issued and sold 1,687,189.750 shares of our common stock to investors, pursuant to the terms of subscription agreements with such investors, for an aggregate offering price of approximately $37.6 million. We effectuated the issuance and sale of such shares in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Following the issuance and sale of shares on October 15, 2021, we repaid approximately $9.0 million of outstanding borrowings under the September 2020 Subscription Facility with proceeds from the issuance and sale of such shares. In addition, we reduced our commitments under the September 2020 Subscription Facility from $160.0 million to $110.0 million, effective October 18, 2021.

On November 9, 2021, the Board declared a quarterly dividend of $0.50 per share payable on December 1, 2021 to holders of record as of November 24, 2021.
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
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
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
Fee income for the three and nine months ended September 30, 2021 and for the period from July 13, 2020 (commencement of operations) to September 30, 2020 was as follows:

	Three Months Ended	For the period from July 13, 2020 (commencement of operations) to	Nine Months Ended	For the period from July 13, 2020 (commencement of operations) to
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$385,701	$4,319	$913,119	$4,319
Management, valuation and other fees	143,366	—	323,826	—
Total Recurring Fee Income	529,067	4,319	1,236,945	4,319
Non-Recurring Fee Income:
Prepayment fees	9,955	—	9,955	—
Acceleration of unamortized loan origination fees	108,180	—	151,793	—
Advisory, loan amendment and other fees	211,951	37,845	226,332	37,845
Total Non-Recurring Fee Income	330,086	37,845	388,080	37,845
Total Fee Income	$859,153	$42,164	$1,625,025	$42,164
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$2,470,322	$—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	$4,054,054	$—
BigHand UK Bidco Limited(1)(3)	Acquisition Capex Facility	98,870	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	557,393	—
British Engineering Services Holdco Limited(1)(3)	Bridge Revolver	85,758	1,072,276
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	438,605	—
Coyo Uprising GmbH(1)(2)(4)	Delayed Draw Term Loan	1,096,850	—
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	1,467,140	—
CSL DualCom(1)(3)	Acquisition Capex Facility	1,236,869	1,253,930
Dune Group(1)(4)	Delayed Draw Term Loan	1,274,845	—
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,093,866	—
Eclipse Business Capital, LLC(1)	Revolver	6,737,968	—
EPS NASS Parent, Inc(1)	Delayed Draw Term Loan	607,299	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240,000	—
FitzMark Buyer, LLC(1)	Delayed Draw Term Loan	—	735,294
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	1,111,111	1,607,991
FragilePak LLC(1)	Delayed Draw Term Loan	4,446,706	—
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	206,199	—
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	1,008,433	2,048,397
Innovad Group II BV(1)(2)(4)	Delayed Draw Term Loan	1,228,800	—
INOS 19-090 GmbH(1)(2)(4)	Acquisition Facility	894,954	944,839
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,573,803	1,573,803
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	315,504	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	860,530	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	750,890	802,138
Murphy Midco Limited(1)(3)	Delayed Draw Term Loan	1,127,910	1,143,468
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	5,504,540	—
OG III B.V.(1)(2)(4)	Acquisition Capex Facility	2,979,876	—
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	Delayed Draw Term Loan	341,006	410,784
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167	—
Premium Invest(1)(2)(4)	Acquisition Facility	2,665,585	—
Protego Bidco B.V.(1)(2)(4)	Delayed Draw Term Loan	228,464	—
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Capex Facility	458,057	—
Questel Unite(1)(2)(4)	Acquisition Capex Facility	3,000,656	735,780
Radwell International, LLC(1)	Delayed Draw Term Loan	—	184,911
REP SEKO MERGER SUB LLC(1)	Delayed Draw Term Loan	727,273	727,273
Reward Gateway (UK) Ltd(1)(2)(3)	Acquisition Facility	2,247,224	—
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,593,581	1,293,469
SSCP Pegasus Midco Limited(1)(3)	Delayed Draw Term Loan	1,886,767	1,912,793
Utac Ceram(1)(2)(4)	Delayed Draw Term Loan	—	1,101,195
Waccamaw River(2)	Joint Venture	15,680,000	—

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,548,621	2,420,752
Total unused commitments to extend financing		$75,714,496	$19,969,093
(1)Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2021, we were not a party to any interest rate hedging arrangements.
As of September 30, 2021, approximately $511.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent comparable applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $10.2 million on an annual basis.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. A hypothetical 200 basis point increase or decrease in the interest rates on the September 2020 Subscription Facility could increase or decrease, as applicable, our interest expense by a maximum of $2.2 million on an annual basis (based on the amount of outstanding borrowings under the September 2020 Subscription Facility as of September 30, 2021).
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The ING Credit Facility also includes provisions regarding the unavailability of LIBOR, including a fallback that would apply in the absence of LIBOR. A hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $5.7 million on an annual basis (based on the amount of outstanding borrowings under the ING Credit Facility as of September 30, 2021).
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the September 2020 Subscription Facility and under the ING Credit Facility to finance such investments. As of September 30, 2021, we had U.S. dollar borrowings of $40.5 million outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.930% (weighted average one month LIBOR of 0.080%), borrowings denominated in British pounds sterling of £21.3 million ($28.7 million U.S. dollars) with a weighted average interest rate of 1.899% (weighted average one month GBP LIBOR of 0.049%), borrowings denominated in Australian dollars of A$10.9 million ($7.9 million U.S dollars) with a weighted average interest rate of 1.860% (weighted average one month BBSY of 0.010%) and borrowings denominated in Euros of €29.8 million ($34.5 million U.S. dollars) with an interest rate of 1.850% (one month EURIBOR of 0.000%).
As of September 30, 2021, we had U.S. dollar borrowings of $220.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.0 million U.S. dollars) with a weighted average interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €40.5 million ($46.9 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the three months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
Share Issue Date	Shares Issued	Aggregate Offering Price
July 15, 2021	2,864,110	$63,554,600	(1)
August 31, 2021	2,164,290	47,289,734
Total	5,028,400	$110,844,334
(1)Includes 12,085.62 shares issued at an aggregate offering price of $0.3 million to C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser and includes 229,626.86 shares issued at an aggregate offering price of $5.1 million to MassMutual.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2021.
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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	November 9, 2021	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer