Form 10-K
period 2021-12-31
Barings Capital Investment Corp
filed 2022-02-23
CIK 1811972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 23, 2022 was 21,614,872.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

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

PART I
Item 1.  Business.
Overview of Our Business
Barings Capital Investment Corporation (the “Company,” “we,” “us,” or “our”) was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected and intend to qualify annually for federal income tax purposes to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for tax purposes.
On July 13, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to subscription agreements with investors (each, a “Subscription Agreement”) and have held additional private placement closings thereafter. See “The Private Offering” below for more information. As of December 31, 2021 and 2020, the Company had accepted $568.5 million and $337.5 million in aggregate capital commitments from investors, respectively. As of December 31, 2021, $211.1 million of capital commitments remain available for drawdowns.
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
We are a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017 (the “Exemptive Relief”), permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $305.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2021, BIIL had approximately £15.4 billion in assets under management.
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
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Barings GPFG’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, has earned Barings a reputation as a reliable partner. Barings GPFG also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to it. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual Adjusted EBITDA of $10.0 million to $75.0 million.
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
Valuation of Investment in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
The Private Offering
We have sold and intend to continue to sell shares of our common stock in private placements to investors in reliance on exemptions from the registration requirements of the Securities Act. Investors who acquire shares of our common stock are required to enter into separate Subscription Agreements. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a Subscription Agreement. Investors will be required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be delivered at least 10 calendar days prior to each required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata, in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including a committee thereof). The Board or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then-current net asset value of our common stock at the time at which the sale is made. The Board may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of our organizational and other expenses. Upon the termination of the period (the “Commitment Period”) ending on the earlier to occur of (i) a Liquidity Event (as defined below) and (ii) the seven-year anniversary of the initial closing of shares of common stock, which occurred on July 13, 2020, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions contained herein and in the Subscription Agreement. Prior to a Liquidity Event, no investor who purchased shares of our common stock in our private offerings of common stock will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law. If a Liquidity Event has not occurred by the expiration of the Commitment Period, the Board will use its best efforts to wind down and/or liquidate and dissolve the Company. A “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, including an affiliated BDC), such as a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities). The decision whether to pursue a Liquidity Event will be made at the discretion of the Board and with the requisite approval of our stockholders as required by Maryland law.
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the year ended December 31, 2021 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

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
Administration Agreement
On June 24, 2020, we entered into the Administration Agreement with Barings, pursuant to which Barings provides the administrative services necessary for us to operate (in such capacity, the “Administrator”), including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on our behalf and subject to the Board’s approval, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by Barings on our behalf under the Administration Agreement include, but are not limited to:
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

Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our intended election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our intended election to be treated as a RIC are outlined below.
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
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we will generally be required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “—Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2020 and 2021 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have one wholly-owned taxable subsidiary, or the “Taxable Subsidiary”, which holds a portion of our portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from such interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.
•Our ability to use leverage as a means of financing our portfolio of investments is limited.
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future. As a result, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test.

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
Co-Investment Exemptive Relief
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
(b) is not an investment company (other than an SBIC wholly-owned by the BDC) or a company that would be an investment company but for exclusions under the 1940 Act for certain financial companies such as private investment funds, banks, brokers, commercial finance companies, mortgage companies and insurance companies; and
(c) satisfies any of the following:

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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR. Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability,” included in this Annual Report on Form 10-K.
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
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act (as defined below), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2020. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
We have a limited operating history, and therefore, limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless.
We are dependent upon Barings’ access to its investment professionals for our success.
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and Barings’ investment committee to approve and monitor our portfolio investments. Barings’ investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
Investors may default on capital drawdowns.
In connection with our private offerings of common stock, we will issue drawdown notices on capital commitments from time to time at our discretion based upon our and Barings’ assessment of our needs and opportunities. To satisfy such capital drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to us, and the capital commitments made by non-defaulting investors and our available capital resources, liquidity and/or borrowings are inadequate to cover the defaulted capital commitment, we may be unable to pay our obligations when due, including under the terms of our borrowing arrangements and in connection with the fulfillment of unfunded commitments to our portfolio companies, or otherwise result in a default or implement our investment strategy. Any default by an investor under the relevant Subscription Agreement could also reduce the size of the borrowing base under our revolving credit agreement with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto (as amended, the “September 2020 Subscription Facility”), which could result in the administrative agents having the right to call the capital commitments of our investors collateralizing the September 2020 Subscription Facility in order to repay amounts outstanding under the September 2020 Subscription Facility, which would reduce the amount of capital commitments available to us for investment purposes. As a result, we may be subjected to significant penalties and consequences that could have a material adverse effect on the returns of our investors (including non-defaulting investors), and non-defaulting investors may be subject to increased expenses and/or funding requirements. Moreover, the Subscription Agreements signed by investors in our private offerings of common stock provide for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations.
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
Our ability to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on Barings’ ability to continue to identify, evaluate, invest in and monitor companies that meet our investment criteria. We cannot assure you that we will achieve our investment objectives.
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
Even if we are able to grow and build upon our investment operations in a manner commensurate with any capital made available to us as a result of our operating activities, financing activities and/or offerings of our securities, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and general economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report on Form 10-K, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.

We invest in revolving credit facilities or may make other similar financial commitments.
We have acquired and expect to continue to acquire or originate revolving credit facilities. As a result, there is a risk that we may not have sufficient liquidity to fund all or a portion of the amounts due and there can be no assurance that we will be able to meet our funding obligations under a revolving credit facility and that such failure will not have an adverse effect on us. Furthermore, there can be no assurance that a borrower will fully draw down on its available line of credit under a revolving credit line and, as a result, our returns could be adversely affected.
Furthermore, the unfunded portion of our investments in revolving credit facilities and other financial commitments may represent a substantial portion of our assets. As a result, in certain circumstances, we may need to retain investment income, borrow funds or liquidate certain investments prematurely at potentially significant discounts to market value if we do not have sufficient liquid assets to meet these commitments; however, we will not borrow in excess of applicable limitations under the 1940 Act.
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
Our executive officers and the members of Barings’ investment committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
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
As of February 23, 2022, MassMutual owns approximately 18.9% of our outstanding common stock. Barings, a wholly-owned indirect subsidiary of MassMutual, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as MassMutual may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
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
We have invested and may in the future invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
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
We may be subject to PIK interest payments.
Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Investment Adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Adviser.
To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to our Investment Adviser based on non-cash accruals that may never be realized.
Regulations governing our operation as a BDC will affect our ability to, and the way in which, we raise additional capital.
Our business requires capital to operate and grow. In the future, we may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:
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
•Our current indebtedness is, and it is likely that any securities or other indebtedness we may issue will be, governed by an indenture or other financing instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
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
We will have a continuing need for capital to finance our investments. We are and will be, from time to time, party to various financing agreements which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
We are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR. Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2021 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2021, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(22.1)%	(12.1)%	(2.2)%	7.8%	17.8%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2021(2)	(34.9)%	(19.7)%	(4.4)%	10.8%	26.1%
(1) Assumes $967.0 million in total assets, $476.2 million in debt outstanding, $484.8 million in net assets and an average cost of funds of 2.201%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021. The assumed amount of debt outstanding for this example includes $68.0 million of outstanding borrowings under the September 2020 Subscription Facility and $390.2 million under our senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”) as of December 31, 2021, and assumed additional borrowings of $18.1 million to settle our payable from unsettled transactions as of December 31, 2021.
(2) Assumes $1,478.6 million in total assets, $969.7 million in debt outstanding and $484.8 million in net assets as of December 31, 2021, and an average cost of funds of 2.201%, which was the weighted average borrowing cost of our borrowings at December 31, 2021.
Based on our total outstanding indebtedness of $458.1 million as of December 31, 2021, assumed additional borrowings of $18.1 million to settle our payable from unsettled transactions as of December 31, 2021 and an average cost of funds of 2.201%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021, our investment portfolio must experience an annual return of at least 1.08% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $969.7 million calculated assuming a 150% asset coverage ratio as of December 31, 2021 and an average cost of funds of 2.201%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021, our investment portfolio must experience an annual return of at least 1.44% to cover annual interest payments on our outstanding indebtedness.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates.
The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations.
Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
The Board has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from our private offerings of common stock and any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for or maintain qualification as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
We have elected to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
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
Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions.
In order to satisfy the requirements applicable to a RIC, and to avoid payment of U.S. federal excise tax, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable U.S. federal income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue, of at least 150%. This requirement limits the amount that we may borrow and may prohibit us from making distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional securities and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
While we expect to be able to borrow and to issue debt and additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below our then-current net asset value per share without stockholder approval.
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
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. and global capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in increased illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Any unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Our portfolio consists primarily of senior secured private middle-market debt investments. Investing in private and middle-market companies involves a number of significant risks. Among other things, these companies:
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
We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
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
We generally do not control our portfolio companies.
We do not expect to control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Defaults by our portfolio companies may harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Changes in interest rates may affect our cost of capital, the value of our investments and results of operations.
An increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
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
Our investments in collateralized loan obligation vehicles are subject to additional risks.
We may invest in debt and equity interests of collateralized loan obligation (‘‘CLO’’) vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLO vehicles in which we may invest.

As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are ‘‘qualifying assets.’’ CLO vehicles that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default;(iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLO vehicles we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLO vehicles that we hold to be reduced, either temporarily or permanently.
Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.
We may be subject to risks associated with syndicated loans.
From time to time, we may acquire interests in syndicated loans. Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.
There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
Our special situations investments involve a high degree of credit and market risk.
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although the Company may invest in select companies that, in the view of the Adviser, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that the Company may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There can be no assurance that the Adviser will correctly evaluate the value of a company’s assets or the prospects for a successful reorganization or similar action. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers and borrowers are more likely to go into default than securities of other issuers. In addition, it may be difficult to obtain information about such issuers and borrowers.
Securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements, and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many investments may not be widely traded and that the Company’s investment in such securities may be substantial relative to the market for such securities. As a result, the Company may experience delays and incur losses and other costs in connection with the sale of investments.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, the Company may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the Adviser in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer or increase the likelihood of the Company being involved in litigation.

Risks Relating to an Investment in Our Common Stock
There is no public market for shares of our common stock, and we do not expect there to be a market for our shares.
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
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from registration under the Securities Act, including restrictions to prevent all or any portions of our assets to constitute “plan assets” under ERISA or Section 4975 of the Code.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock our pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent, in accordance with the terms of the relevant Subscription Agreement. Our common stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders. In addition, under the Subscription Agreement, no shares may be sold or transferred in the event that such transfer would, among other things, (i) constitute a non-exempt “prohibited transaction” under Section 406 of ERISA, or Section 4975 of the Code, or (ii) cause all or any portion of the assets of the Company to constitute “plan assets” under ERISA or Section 4975 of the Code.
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
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA. Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
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
Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19. Since the initial outbreak of COVID-19, a large and growing number of cases have been confirmed around the world. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, border closures and other travel restrictions, causing social unrest and commercial disruption on a global scale.
The spread of COVID-19, including the multiple variants thereof, has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross-border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the underlying problems. In addition to these developments having adverse consequences in the businesses in which we invest, the operations of the Adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Barings personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to Environmental, Social and Governance could adversely affect our business.
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
Holders
As of February 23, 2022, there were 469 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Amount	% of Total
Ordinary income	$1.83	100%
Total reported on IRS Form 1099-DIV	1.83	100%
Each year, a statement on IRS Form 1099-DIV identifying the source(s) of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid in capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our distributions for a fiscal year exceed current and accumulated earnings and profits, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that any distribution is taxable as ordinary income or capital gains.
Ordinary income is reported on IRS Form 1099-DIV as either qualified or non-qualified and capital gain distributions are reported on IRS Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Distribution Policy
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income, as determined by the Board in its discretion.
We have elected to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements to any debt we may issue in the future.
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
We have a DRIP that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to “opt-out” and receive such distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.

Sales of Unregistered Securities
Except as previously reported by us on our current reports on Form 8-K, we did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
We entered into Subscription Agreements with a number of investors for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to make capital contributions to purchase our common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of 10 calendar days’ prior notice, at a per share price that is at least equal to the net asset value per share of the common stock to be acquired.
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the year ended December 31, 2021, including shares sold to an affiliate:

	For the year ended December 31, 2021
Share Issue Date	Shares Issued	Aggregate Offering Price
January 25, 2021	2,548,656	$55,000,000	(1)
January 28, 2021	185,357	4,000,000	(2)
April 14, 2021	2,272,624	49,975,000	(3)
July 15, 2021	2,864,110	63,554,600	(4)
August 31, 2021	2,164,290	47,289,734
October 15, 2021	1,687,190	37,523,100
December 20, 2021	4,390,467	97,424,462	(5)
Total	16,112,694	$354,766,896
(1)Includes 40,358.29 shares issued at an aggregate offering price of $0.9 million to C.M. Life Insurance Company (“C.M. Life”), an affiliate of MassMutual and the Adviser, and includes 766,807.51 shares issued at an aggregate offering price of $16.5 million to MassMutual.
(2)Includes 9,267.84 shares issued at an aggregate offering price of $0.2 million to C.M. Life and includes 176,088.97 shares issued at an aggregate offering price of $3.8 million to MassMutual.
(3)Includes 12,841.89 shares issued at an aggregate offering price of $0.3 million to C.M. Life and includes 243,995.86 shares issued at an aggregate offering price of $5.4 million to MassMutual.
(4)Includes 12,085.62 shares issued at an aggregate offering price of $0.3 million to C.M. Life and includes 229,626.86 shares issued at an aggregate offering price of $5.1 million to MassMutual.
(5)Includes 22,678.91 shares issued at an aggregate offering price of $0.5 million to C.M. Life and includes 430,899.28 shares issued at an aggregate offering price of $9.6 million to MassMutual
We had 21,614,872 shares of common stock outstanding as of February 23, 2022. As of February 23, 2022, we have received capital commitments totaling $568.5 million, of which $211.1 million remains available for drawdowns.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2021.
Item 6. [Reserved].

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
As of December 31, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.0% and 7.2%, respectively. The weighted average yield on the principal amount on all of our outstanding investments (including equity, equity-linked investments and short-term investments) was approximately 6.0% and 6.2% as of December 31, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees in the United States working remotely while maintaining service levels to our partners and clients. In the United States, Barings offices remained accessible throughout the fourth quarter of 2021 for employees who had a business need to work from an office location. All US-based employees have adopted a hybrid working pattern and started returning to office locations effective January 2022. In Europe, the majority of employees shifted to working remotely in the fourth quarter of 2021. In Asia-Pac, the majority of employees are working from office locations on average 2-3 days per week. Barings’ return-to-office taskforce continues to monitor the COVID-19 situation globally and are prepared to adapt office working patterns as required to ensure the safety of their employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Portfolio Composition
The total value of our investment portfolio was $865.1 million as of December 31, 2021, as compared to $215.1 million as of December 31, 2020. As of December 31, 2021 we had investments in 151 portfolio companies with an aggregate cost of $854.6 million. As of December 31, 2020, we had investments in 52 portfolio companies and three money market funds with an aggregate cost of $208.9 million. As of both December 31, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	618,911,377	72%	620,928,379	72%
Subordinated debt and 2nd lien notes	91,066,896	11	92,296,962	11
Structured products	29,477,005	3	30,899,661	3
Equity shares	56,430,844	7	59,600,905	7
Equity warrants	68,122	—	163,323	—
Investments in joint ventures	58,688,618	7	61,252,661	7
	$854,642,862	100%	$865,141,891	100%
December 31, 2020:
Senior debt and 1st lien notes	158,812,630	76%	164,238,687	76%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4
Structured products	9,774,483	5	10,382,698	5
Equity shares	218,903	—	206,595	—
Equity warrants	68,122	—	111,578	—
Short-term investments	31,100,605	15	31,100,444	15
	$208,937,928	100%	$215,061,688	100%
Investment Activity
During the year ended December 31, 2021, we made new investments totaling $788.5 million, made investments in existing portfolio companies totaling $45.1 million, made new joint venture equity investments totaling $58.7 million and made a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. We had 12 loans repaid at par totaling $53.5 million, received $8.4 million of portfolio company principal payments and sold $39.3 million of loans. In addition, we received proceeds related to the sale of equity investments totaling $0.4 million, recognizing a net realized gain of $0.2 million on these transactions. Lastly, we sold $143.0 million of middle-market portfolio company debt investments to one of our joint ventures, realizing a loss on these transactions of $1.1 million.
During the year ended December 31, 2020, we made new investments totaling $230.3 million, excluding short-term investments. We had one loan repay at par totaling $1.5 million, received $0.4 million of portfolio company principal payments and sold $49.9 million of loans, recognizing a net realized gain on these transactions of $2.0 million.

Total portfolio investment activity for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

December 31, 2021	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$164,238,687	$9,021,686	$10,382,698	$206,595	$111,578	$—	$31,100,444	$215,061,688
New investments	703,553,154	96,116,135	21,959,589	56,393,427	—	58,688,619	187,908,273	1,124,619,197
Proceeds from sales of investments	(178,433,785)	(3,888,800)	—	(366,754)	—	—	(219,007,567)	(401,696,906)
Loan origination fees received	(17,557,476)	(2,754,756)	—	—	—	—	—	(20,312,232)
Principal repayments received	(52,006,422)	(7,688,347)	(2,258,142)	—	—	—	—	(61,952,911)
Payment-in-kind interest	1,767,822	—	—	—	—	—	—	1,767,822
Accretion of loan premium/discount	1,579,508	185,367	1,074	—	—	—	—	1,765,949
Accretion of deferred loan origination revenue	2,281,346	137,735	—	—	—	—	—	2,419,081
Realized gain (loss)	(1,085,400)	(3,622)	—	185,266	—	—	(1,310)	(905,066)
Unrealized appreciation (depreciation)	(3,409,055)	1,171,564	814,442	3,182,371	51,745	2,564,042	160	4,375,269
Fair value, end of period	$620,928,379	$92,296,962	$30,899,661	$59,600,905	$163,323	$61,252,661	$—	$865,141,891

From July 13, 2020 (commencement of operations) to December 31, 2020	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
New investments	209,771,404	10,342,123	9,885,806	218,903	68,122	167,417,859	397,704,217
Proceeds from sales of investments	(48,375,495)	(1,497,165)	—	—	—	(136,305,118)	(186,177,778)
Loan origination fees received	(3,437,343)	(45,832)	—	—	—	—	(3,483,175)
Principal repayments received	(1,784,880)	—	(111,323)	—	—	—	(1,896,203)
Payment-in-kind interest payments earned	144,715	—	—	—	—	—	144,715
Accretion of loan premium/discount	488,302	57,687	—	—	—	—	545,989
Accretion of deferred loan origination revenue	91,656	2,727	—	—	—	—	94,383
Realized gain (loss)	1,914,269	103,647	—	—	—	(12,136)	2,005,780
Unrealized appreciation (depreciation)	5,426,059	58,499	608,215	(12,308)	43,456	(161)	6,123,760
Fair value, end of period	$164,238,687	$9,021,686	$10,382,698	$206,595	$111,578	$31,100,444	$215,061,688
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2021 and 2020, we had no non-accrual assets.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020.
Results of Operations
Comparison of the year ended December 31, 2021 and the period from July 13, 2020 (commencement of operations) to December 31, 2020
Operating results for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 were as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Total investment income	$41,143,508	$3,938,811
Total operating expenses	16,464,484	2,613,986
Net investment income before taxes	24,679,024	1,324,825
Income taxes, including excise tax expense	231,333	172,735
Net investment income after taxes	24,447,691	1,152,090
Net realized gains (losses)	(2,594,722)	2,543,488
Net unrealized appreciation	11,883,874	3,976,534
Net realized gains (losses) and unrealized appreciation on investments and foreign currency borrowings	9,289,152	6,520,022
Loss on extinguishment of debt	(153,833)	—
Net increase in net assets resulting from operations	$33,583,010	$7,672,112
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Total interest income	$31,222,954	$3,357,386
Total dividend income	4,796,546	—
Total fee and other income	3,349,549	269,192
Total payment-in-kind interest income	1,774,459	312,233
Total investment income	$41,143,508	$3,938,811
The change in total investment income for the year ended December 31, 2021 as compared to the period from July 13, 2020 (commencement of operations) to December 31, 2020, was primarily due to an increase in the average size of our portfolio, acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans, an increase in payment-in-kind (“PIK”) interest income and dividends from portfolio companies and joint venture investments. For the year ended December 31, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $1.4 million, as compared to $8,076 for the period from July

13, 2020 (commencement of operations) to December 31, 2020. For the year ended December 31, 2021, PIK interest income was $1.8 millions, as compared to $0.3 million for the period from July 13, 2020 (commencement of operations) to December 31, 2020. For the year ended December 31, 2021, dividends from portfolio companies and joint venture investments were $4.8 million as compared to zero for the period from July 13, 2020 (commencement of operations) to December 31, 2020.
Operating Expenses

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Interest and other financing fees	$8,026,275	$559,024
Base management fee	719,611	82,888
Incentive management fees	4,947,972	1,080,565
Offering costs	136,291	137,219
Professional fees	991,208	401,744
Directors fees	255,000	135,000
Custody and administrative fees	400,266	120,992
Other general and administrative expenses	987,861	96,554
Total operating expenses	$16,464,484	$2,613,986
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2021 were attributable to borrowings under the September 2020 Subscription Facility and the ING Credit Facility. Interest and other financing fees during the period from July 13, 2020 (commencement of operations) to December 31, 2020 were attributable to borrowings under the September 2020 Subscription Facility.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the amount of base management fee incurred was $719,611 and $82,888, respectively.

Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an Income-Based Fee based on pre-incentive fee net investment income and (ii) a Capital Gains Fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains. The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2021, the amount of Income-Based Fee incurred was $3.7 million and we accrued $1.2 million for the Capital Gains Fee. For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the amount of Income-Based Fee incurred was $0.3 million and we accrued $0.8 million for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount.
For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the amount of administration expense incurred and invoiced by Barings for expenses was $0.8 million and $10,000, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include bank service fees, transfer agent fees and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the year ended December 31, 2021 and during the period from July 13, 2020 (commencement of operations) to December 31, 2020 were as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Non-Control / Non-Affiliate investments	$(905,066)	$2,005,780
Net realized gains (losses) on investments	(905,066)	2,005,780
Foreign currency transactions	(1,689,656)	537,708
Net realized gains (losses)	$(2,594,722)	$2,543,488

For the year ended December 31, 2021, we recognized a net realized loss totaling $2.6 million, which consisted primarily of a net loss on our loan portfolio of $0.9 million and a net loss on foreign currency transactions of $1.7 million. For the period from July 13, 2020 (commencement of operations) to December 31, 2020, we recognized a net realized gain totaling $2.5 million, which consisted primarily of a net gain on our loan portfolio of $2.0 million and a net gain on foreign currency transactions of $0.5 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the year ended December 31, 2021 and during period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Non-Control / Non-Affiliate investments	$239,448	$6,123,760
Affiliate investments	4,135,821	—
Net unrealized appreciation on investments	4,375,269	6,123,760
Foreign currency transactions	7,508,605	(2,147,226)
Net unrealized appreciation	$11,883,874	$3,976,534

For the year ended December 31, 2021, we recorded net unrealized appreciation totaling $11.9 million, consisting of net unrealized appreciation on our current portfolio of $6.7 million and net unrealized appreciation related to foreign currency transactions of $7.5 million, partially offset by net unrealized depreciation reclassification adjustments of $2.3 million related to realized gains and losses recognized during the year. The net unrealized appreciation on the Company’s current portfolio of $6.7 million was driven primarily by broad market moves for investments of $12.0 million and the credit or fundamental performance of investments of $0.4 million, partially offset by the impact of foreign currency exchange rates on investments of $5.7 million.
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
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the September 2020 Subscription Facility and the ING Credit Facility, unfunded capital commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above, as well as with the notes to our Consolidated Financial Statements.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 205.8% as of December 31, 2021.
Cash Flows
For the year ended December 31, 2021, we experienced a net increase in cash in the amount of $38.5 million. During that period, our operating activities used $650.0 million in cash, consisting primarily of purchases of portfolio investments of $920.2 million and purchases of short-term investments of $187.9 million, partially offset by proceeds from sales of investments totaling $206.5 million and proceeds from the sales of short-term investments of $219.0 million. In addition, our financing activities provided net cash of $688.6 million, consisting primarily of net borrowings under the September 2020 Subscription Facility and the ING Credit Facility of $348.4 million and proceeds from the issuance of common stock of $354.8 million, partially offset by dividends paid in the amount of $10.9 million. At December 31, 2021, we had $45.0 million of cash on hand, including foreign currencies.

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
Financing Transactions
September 2020 Subscription Facility
On September 21, 2020, we entered into the September 2020 Subscription Facility with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows us to borrow up to $110 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors). Effective October 18, 2021, we reduced our commitments under the September 2020 Subscription Facility to $110 million from $160 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the September 2020 Subscription Facility was written off and recognized as a loss on extinguishment of debt in our Consolidated Statements of Operations.
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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to us that are contained in the 1940 Act. As of December 31, 2021, we were in compliance with all covenants of the September 2020 Subscription Facility.
As of December 31, 2021, we had borrowings denominated in British pounds sterling of £19.3 million ($26.1 million U.S. dollars) outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.920% (weighted average one month GBP LIBOR of 0.070%), borrowings denominated in Australian dollars of A$10.9 million ($7.9 million U.S dollars) with a weighted average interest rate of 1.866% (weighted average one month BBSY of 0.016%) and borrowings denominated in Euros of €29.8 million ($33.9 million U.S. dollars) with an interest rate of 1.850% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statement of Operations.
ING Capital Credit Facility
On January 15, 2021, we entered into the ING Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million, and include a $25.0 million letter of credit sub-facility. As amended, the ING Credit Facility has an accordion feature that allows for an increase in total commitments of up to $500.0 million, subject to certain conditions and the satisfaction of specified financial covenants. On July 22, 2021, we entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million, the maximum commitment allowed under the ING Credit Facility. We can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of our present and future property and assets and is guaranteed by certain of our subsidiaries. The revolving period under the ING Credit Facility terminates on April 30, 2025, and the final maturity date of the ING Credit Facility is scheduled for April 30, 2026.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of December 31, 2021, we were in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2021, we had U.S. dollar borrowings of $325.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.1 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €40.5 million ($46.1 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statement of Operations.
Distributions to Stockholders
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We have adopted a DRIP that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.
We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a RIC under the Code and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
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
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows. We describe our most significant accounting policies in Note 1 to our Consolidated Financial Statements.
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
As of December 31, 2021, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 178% of our total net assets, as compared to approximately 200% of our total net assets as of December 31, 2020.
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
Valuation of Investment in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,457,694	$86,307
Management, valuation and other fees	496,672	39,604
Total Recurring Fee Income	1,954,366	125,911
Non-Recurring Fee Income:
Prepayment fees	73,186	—
Acceleration of unamortized loan origination fees	961,387	8,076
Advisory, loan amendment and other fees	360,610	135,205
Total Non-Recurring Fee Income	1,395,183	143,281
Total Fee Income	$3,349,549	$269,192
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, BBSY, EURIBOR and GBP LIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2021, we were not a party to any interest rate hedging arrangements.
As of December 31, 2021, approximately $682.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $13.6 million on an annual basis.
Borrowings under the September 2020 Subscription Facility bear interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. A hypothetical 200 basis point increase or decrease in the interest rates on the September 2020 Subscription Facility could increase or decrease, as applicable, our interest expense by a maximum of $1.4 million on an annual basis (based on the amount of outstanding borrowings under the September 2020 Subscription Facility as of December 31, 2021).

Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The ING Credit Facility also includes provisions regarding the unavailability of LIBOR, including a fallback that would apply in the absence of LIBOR. A hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $7.8 million on an annual basis (based on the amount of outstanding borrowings under the ING Credit Facility as of December 31, 2021).
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the September 2020 Subscription Facility and under the ING Credit Facility to finance such investments. As of December 31, 2021, we had borrowings denominated in British pounds sterling of £19.3 million ($26.1 million U.S. dollars) outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.920% (weighted average one month GBP LIBOR of 0.070%), borrowings denominated in Australian dollars of A$10.9 million ($7.9 million U.S dollars) with a weighted average interest rate of 1.866% (weighted average one month BBSY of 0.016%) and borrowings denominated in Euros of €29.8 million ($33.9 million U.S. dollars) with an interest rate of 1.850% (weighted average one month EURIBOR of 0.000%).
As of December 31, 2021, we had U.S. dollar borrowings of $325.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.1 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €40.5 million ($46.1 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2021 was as follows:

Portfolio Company	Investment Type	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$141,161
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	776,387
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	108,108
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,149,886
Amtech LLC(1)(2)	Delayed Draw Term Loan	909,091
Amtech LLC(1)(2)	Revolver	227,273
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	2,581,665
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	150,638
Aquavista Watersides 2 LTD(1)(4)	Acquisition Facility	941,485
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	769,359
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,046,400
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	641,026
Azalea Buyer, Inc.(1)(2)	Revolver	320,513
Bariacum S.A(1)(3)	Acquisition Facility	682,320
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573,333
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	99,318
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580,030
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	388,718
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	129,573
BrightSign LLC(1)	Revolver	715,418
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	86,146
CAi Software, LLC(1)(2)	Revolver	707,239
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	160,022
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	996,198
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	655,610

Portfolio Company	Investment Type	December 31, 2021
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	1,787,946
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,076,265
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	2,712,275
CSL DualCom(1)(4)	Acquisition Term Loan	1,242,464
DecksDirect, LLC(1)(2)	Revolver	218,182
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,044,351
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,093,866
Eclipse Business Capital, LLC(1)	Revolver	5,839,572
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	5,338,983
EMI Porta Holdco LLC(1)(2)	Revolver	1,271,186
EPS NASS Parent, Inc.(1)(2)	Delayed Draw Term Loan	425,481
eShipping, LLC(1)(2)	Delayed Draw Term Loan	1,923,116
eShipping, LLC(1)(2)	Revolver	929,506
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240,000
FragilePak LLC(1)	Delayed Draw Term Loan	3,778,926
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	234,881
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	360,155
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,205,739
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	878,158
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103,058
ITI Intermodal, Inc.(1)(2)	Revolver	124,006
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,960,784
Jaguar Merger Sub Inc.(1)(2)	Revolver	490,196
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,903,337
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,573,803
Lambir Bidco Limited(1)(3)	Bridge Revolver	665,843
Lambir Bidco Limited(1)(3)	Delayed Draw Term Loan	1,331,685
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	315,504
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	405,082
Marmoutier Holding B.V.(1)(3)	Revolver	162,033
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	860,530
Modern Star Holdings Bidco Pty Limited(1)(5)	CapEx Term Loan	359,617
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	906,410
Narda Acquisitionco., Inc.(1)(2)	Revolver	683,691
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	4,337,578
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	53,015
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	989,268
OA Buyer, Inc.(1)(2)	Revolver	1,331,244
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	1,086,701
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	683,076
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,643,075

Portfolio Company	Investment Type	December 31, 2021
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	186,567
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	343,224
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167
Polara Enterprises, L.L.C.(1)(2)	Revolver	272,617
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	2,631,579
Premium Invest(1)(2)(3)	Acquisition Facility	833,946
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	224,176
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term loan	461,037
Questel Unite(1)(2)(3)	CapEx Acquisition Facility	2,944,342
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	727,273
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,300,451
Riedel Beheer B.V.(1)(3)	Revolver	229,711
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	153,141
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,593,581
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416,188
Scaled Agile, Inc.(1)(2)	Revolver	335,821
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176,471
Smartling, Inc.(1)(2)	Revolver	588,235
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,895,302
Superjet Buyer, LLC(1)	Revolver	1,460,235
Syntax Systems Ltd(1)(2)	Revolver	336,118
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,141,972
Techone B.V.(1)(3)	Delayed Draw Term Loan	484,970
Techone B.V.(1)(3)	Revolver	129,325
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	590,602
Tencarva Machinery Company, LLC(1)(2)	Revolver	752,390
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	2,706,853
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	795,941
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,493,482
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,548,621
Waccamaw River(2)	Joint Venture	11,280,000
Woodland Foods, LLC(1)(2)	Revolver	967,245
Total unused commitments to extend financing		$116,977,088
(1)The Company’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Recent Developments
Subsequent to December 31, 2021, we made approximately $71.1 million of new commitments, of which $59.0 million closed and funded. The $59.0 million of investments consists of $50.2 million of first lien senior secured debt investments and $8.8 million of equity investments. The weighted average yield of the debt investments was 6.3%. In addition, we funded $3.7 million of previously committed revolvers and delayed draw term loans.
On February 23, 2022, the Board declared a quarterly distribution of $0.51 per share payable on March 16, 2022 to holders of record as of March 9, 2022.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Not applicable.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Barings Capital Investment Corporation Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-2
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-3
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-6
Consolidated Schedule of Investments as of December 31, 2021	F-7
Consolidated Schedule of Investments as of December 31, 2020	F-20
Notes to Consolidated Financial Statements	F-25
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

4.1
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 23, 2021 and incorporated herein by reference).

10.1
Investment Advisory Agreement, dated June 24, 2020, between the Company and the Adviser (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on August 5, 2020 and incorporated herein by reference).

10.2
Form of Sub-Advisory Agreement between the Registrant, the Adviser and the Sub-Adviser (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56180) filed with the Securities and Exchange Commission on June 26, 2020 and incorporated herein by reference).

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

10.14
First Amendment to Revolving Credit Agreement, dated as of April 12, 2021, by and among the Registrant, the banks and financial institutions from time to time party thereto, as lenders, and Société Générale, as the administrative agent and a lender (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021 and incorporated herein by reference).

10.15
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 30, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021 and incorporated herein by reference).

10.16
Second Amendment to Revolving Credit Agreement, dated as of June 23, 2021, by and among the Registrant, the banks and financial institutions from time to time party thereto, as lenders, and Société Générale, as the administrative agent and a lender. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2021 and incorporated herein by reference).

Number	Exhibit
10.17
Incremental Commitment and Assumption Agreement, dated as of July 22, 2021, among Barings Capital Investment Corporation, the subsidiary guarantor party thereto, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021 and incorporated herein by reference).

10.18
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 29, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent.*^

21.1	List of Subsidiaries*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)*

*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2022

BARINGS CAPITAL INVESTMENT CORPORATION

By:	/s/ Ian Fowler
Name: Ian Fowler
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Fowler	Chief Executive Officer and President (Principal Executive Officer)	February 23, 2022
Ian Fowler

/s/ Jonathan Bock	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Jonathan Bock

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	February 23, 2022
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 23, 2022
Eric Lloyd

/s/ Bernard A. Harris, Jr.	Director	February 23, 2022
Bernard A. Harris, Jr.

/s/ Mark F. Mulhern	Director	February 23, 2022
Mark F. Mulhern

/s/ David Mihalick	Director	February 23, 2022
David Mihalick

/s/ Thomas W. Okel	Director	February 23, 2022
Thomas W. Okel

/s/ Jill Olmstead	Director	February 23, 2022
Jill Olmstead

/s/ John A. Switzer	Director	February 23, 2022
John A. Switzer

Barings Capital Investment Corporation
Index to Financial Statements and Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-2
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-3
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-6
Consolidated Schedule of Investments as of December 31, 2021	F-7
Consolidated Schedule of Investments as of December 31, 2020	F-20
Notes to Consolidated Financial Statements	F-25

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Capital Investment Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Capital Investment Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2021 and for the period from July 13, 2020 to December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies or agent banks or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2022

Barings Capital Investment Corporation
Consolidated Balance Sheet

	December 31,
	2021	2020
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $748,497,732 and $177,837,323 as of December 31, 2021 and 2020, respectively)	$754,860,940	$183,961,244
Affiliate investments (cost of $106,145,130 and $0 as of December 31, 2021 and 2020, respectively)	110,280,951	—
Short-term investments (cost of $0 and $31,100,605 as of December 31, 2021 and 2020, respectively)	—	31,100,444
Total investments at fair value	865,141,891	215,061,688
Cash	41,950,995	1,928,403
Foreign currencies (cost of $3,071,845 and $4,516,684 as of December 31, 2021 and 2020, respectively)	3,098,414	4,577,775
Interest and fees receivable	11,876,087	1,955,371
Prepaid expenses and other assets	639,922	1,168,788
Deferred financing fees	3,338,026	913,375
Receivable from unsettled transactions	40,994,033	2,616,480
Total assets	$967,039,368	$228,221,880
Liabilities:
Accounts payable and accrued liabilities	$854,191	$331,717
Interest payable	515,464	32,527
Administrative fees payable	200,000	10,000
Base management fees payable	285,372	50,811
Incentive management fees payable	3,570,361	1,058,352
Derivative liability	537,196	1,150,208
Payable from unsettled transactions	18,139,765	1,603,129
Borrowings under subscription and credit facilities	458,108,622	116,593,920
Total liabilities	482,210,971	120,830,664
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 21,614,872 and 4,976,474 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	21,615	4,976
Additional paid-in capital	465,630,783	99,655,070
Total distributable earnings	19,175,999	7,731,170
Total net assets	484,828,397	107,391,216
Total liabilities and net assets	$967,039,368	$228,221,880
Net asset value per share	$22.43	$21.58

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Operations

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$31,123,370	$3,338,521
Affiliate investments	92,160	—
Short-term investments	7,424	18,865
Total interest income	31,222,954	3,357,386
Dividend income:
Non-Control / Non-Affiliate investments	125,544	—
Affiliate investments	4,671,002	—
Total dividend income	4,796,546	—
Fee and other income:
Non-Control / Non-Affiliate investments	3,329,435	269,192
Affiliate investments	20,114	—
Total fee and other income	3,349,549	269,192
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,774,459	312,233
Total payment-in-kind interest income	1,774,459	312,233
Total investment income	41,143,508	3,938,811
Operating expenses:
Interest and other financing fees	8,026,275	559,024
Base management fee (Note 2)	719,611	82,888
Incentive management fees (Note 2)	4,947,972	1,080,565
Offering costs	136,291	137,219
Professional fees	991,208	401,744
Directors fees	255,000	135,000
Custody and administrative fees	400,266	120,992
Other general and administrative expenses (Note 2)	987,861	96,554
Total operating expenses	16,464,484	2,613,986
Net investment income before taxes	24,679,024	1,324,825
Income taxes, including excise tax expense	231,333	172,735
Net investment income after taxes	24,447,691	1,152,090

Barings Capital Investment Corporation Consolidated Statement of Operations — (Continued)
	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(905,066)	2,005,780
Net realized gains on investments	(905,066)	2,005,780
Foreign currency transactions	(1,689,656)	537,708
Net realized gains (losses)	(2,594,722)	2,543,488
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	239,448	6,123,760
Affiliate investments	4,135,821	—
Net unrealized appreciation on investments	4,375,269	6,123,760
Foreign currency transactions	7,508,605	(2,147,226)
Net unrealized appreciation	11,883,874	3,976,534
Net realized gains (losses) and unrealized appreciation on investments and foreign currency transactions	9,289,152	6,520,022
Loss on extinguishment of debt	(153,833)	—
Net increase in net assets resulting from operations	$33,583,010	$7,672,112
Net investment income per share — basic and diluted	$2.06	$0.25
Net increase in net assets resulting from operations per share — basic and diluted	$2.83	$1.68
Dividends / distributions per share:
Total dividends / distributions	$1.83	$—
Weighted average number of shares outstanding — basic and diluted	11,863,843	4,558,929

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, July 13, 2020(1)	—	$—	$—	$(280,896)	$(280,896)
Net investment income	—	—	—	1,152,090	1,152,090
Net realized gain on investments / foreign currency transactions	—	—	—	2,543,488	2,543,488
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,976,534	3,976,534
Return of capital and other tax related adjustments	—	—	(339,954)	339,954	—
Issuance of common stock	4,976,474	4,976	99,995,024	—	100,000,000
Balance, December 31, 2020	4,976,474	$4,976	$99,655,070	$7,731,170	$107,391,216
Net investment income	—	—	—	24,447,691	24,447,691
Net realized loss on investments / foreign currency transactions	—	—	—	(2,594,722)	(2,594,722)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	11,883,874	11,883,874
Loss on extinguishment of debt	—	—	—	(153,833)	(153,833)
Return of capital and other tax related adjustments	—	—	(373,480)	373,480	—
Issuance of common stock	16,112,694	16,114	354,750,782	—	354,766,896
Distributions declared from earnings and dividends reinvested	525,704	525	11,598,411	(22,511,661)	(10,912,725)
Balance, December 31, 2021	21,614,872	$21,615	$465,630,783	$19,175,999	$484,828,397

(1)The beginning balance of $(280,896) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Cash Flows

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,583,010	$7,672,112
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(920,174,289)	(228,683,230)
Repayments received / sales of portfolio investments	206,532,367	49,152,383
Purchases of short-term investments	(187,908,273)	(167,417,859)
Sales of short-term investments	219,007,567	136,305,118
Loan origination and other fees received	20,312,232	3,483,175
Net realized (gain) loss on investments	905,066	(2,005,780)
Net realized (gain) loss on foreign currency transactions	1,689,656	(537,708)
Net unrealized appreciation on investments	(4,375,269)	(6,123,760)
Net unrealized (appreciation) depreciation on foreign currency transactions	(7,508,605)	2,147,226
Payment-in-kind interest	(1,774,459)	(304,610)
Amortization of deferred financing fees	1,103,046	148,114
Loss on extinguishment of debt	153,833	—
Amortization of offering costs	136,291	137,219
Accretion of loan origination and other fees	(2,419,081)	(94,383)
Amortization / accretion of purchased loan premium / discount	(1,765,949)	(545,989)
Changes in operating assets and liabilities:
Interest and fees receivable	(11,388,027)	(1,540,389)
Prepaid expenses and other assets	2,195,032	249,616
Accounts payable and accrued liabilities	1,179,042	925,104
Interest payable	482,151	32,391
Net cash used in operating activities	(650,034,659)	(207,001,250)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	461,878,146	114,568,917
Repayments of subscription and credit facilities	(113,472,897)	—
Financing fees paid	(3,681,530)	(1,061,489)
Issuance of common stock	354,766,896	100,000,000
Cash dividends / distributions paid	(10,912,725)	—
Net cash provided by financing activities	688,577,890	213,507,428
Net increase in cash and foreign currencies	38,543,231	6,506,178
Cash and foreign currencies, beginning of year	6,506,178	—
Cash and foreign currencies, end of year	$45,049,409	$6,506,178
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,631,277	$304,856
Supplemental Information:
Excise taxes paid during the period	$179,934	$—
Dividends/distributions paid through DRIP share issuances	$11,598,936	$—
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

Acclime Holdings HK Limited (0.8%)*(3) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	$4,023,097	$3,888,371	$3,895,050
			4,023,097	3,888,371	3,895,050

ADB Safegate (1.1%)*(3) (7) (9)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 07/25)	5,500,000	5,091,328	5,105,815
			5,500,000	5,091,328	5,105,815

Advantage Software Company (The), LLC (0.0%)*(6)	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.94 Units, Acquired 12/21)		97,114	97,114
		Class A2 Partnership Units (777.09 Units, Acquired 12/21)		25,055	25,055
		Class B1 Partnership Units (3,012.94 Units, Acquired 12/21)		3,119	3,119
		Class B2 Partnership Units 777.09 Units, Acquired 12/21)		804	804
				126,092	126,092

Air Canada 2020-2 Class B Pass Through Trust (0.5%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,056,774	2,056,774	2,274,094
			2,056,774	2,056,774	2,274,094

Air Comm Corporation, LLC (3.4%)* (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	16,717,289	16,371,759	16,357,783
			16,717,289	16,371,759	16,357,783

AIT Worldwide Logistics Holdings, Inc. (1.1%)*(6)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/29)(7) (9)	4,849,092	4,747,241	4,849,092
		Partnership Units (161.64 Units, Acquired 04/21)		161,636	319,366
			4,849,092	4,908,877	5,168,458

Alpine US Bidco LLC (3.7%)*(6) (7) (9)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156,509	17,642,081	17,974,944
			18,156,509	17,642,081	17,974,944

Amtech LLC (0.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(8)	1,363,636	1,319,298	1,318,182
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)		(4,423)	(4,545)
			1,363,636	1,314,875	1,313,637

Anagram Holdings, LLC (1.3%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	5,758,085	5,383,716	6,420,268
			5,758,085	5,383,716	6,420,268

AnalytiChem Holding Gmbh (0.7%)* (3) (6) (7)	Chemicals	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(18)	937,304	918,739	913,871
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(13)	2,010,601	1,922,341	1,895,795
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(9)	613,899	613,899	598,551
			3,561,804	3,454,979	3,408,217

Aptus 1829. GmbH (0.6%)*(3) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (13)	3,053,883	3,093,690	2,985,949
		Preferred Stock (9 Units, Acquired 09/21)		78,595	77,108
		Common Stock (32 Units, Acquired 09/21)		7,860	7,623
			3,053,883	3,180,145	3,070,680

Apus Bidco Limited (0.6%)*(3) (6) (7) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	2,789,762	2,769,656	2,733,217
			2,789,762	2,769,656	2,733,217

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (4.3%)*(6) (7) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	21,000,000	20,503,969	21,000,000
			21,000,000	20,503,969	21,000,000

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Aquavista Watersides 2 LTD (0.4%)*(3) (6) (7) (16)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	$1,807,652	$1,704,146	$1,725,178
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	451,912	432,779	438,355
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)		(1,306)	(1,506)
			2,259,564	2,135,619	2,162,027

Archimede (2.3%)*(3) (6) (7) (13)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	11,485,717	11,937,607	11,266,903
			11,485,717	11,937,607	11,266,903

Argus Bidco Limited (0.1%)*(3) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(15)	518,387	494,676	518,387
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(9)	119,048	115,764	119,048
			637,435	610,440	637,435

Ascensus, Inc (1.5%)*(7) (9)	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 05/21, Due 08/29)	7,510,730	7,438,589	7,510,730
			7,510,730	7,438,589	7,510,730

Astra Bidco Limited (0.3%)*(3) (6) (7) (15)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	1,731,057	1,639,155	1,656,045
			1,731,057	1,639,155	1,656,045

Avance Clinical Bidco Pty Ltd (0.4%)*(3) (6) (7) (18)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	1,931,815	1,807,106	1,842,469
			1,931,815	1,807,106	1,842,469

AVSC Holding Corp. (1.0%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/20, Due 10/26)(7) (9)	249,416	230,878	230,977
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,791,072	3,711,415	4,403,331
			4,040,488	3,942,293	4,634,308

Azalea Buyer, Inc. (0.8%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	3,070,513	2,997,220	2,996,282
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 05/28)	839,744	823,105	822,949
		Common Stock (108,205.13 Shares, Acquired 11/21)		128,205	128,205
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)		(6,318)	(6,410)
			3,910,257	3,942,212	3,941,026

Bariacum S.A. (0.4%)*(3) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	1,933,240	1,858,861	1,861,312
			1,933,240	1,858,861	1,861,312

Beyond Risk Management, Inc. (0.5%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 09/27)	2,426,667	2,335,532	2,326,667
			2,426,667	2,335,532	2,326,667

Bidwax (0.5%)*(3) (6) (7) (13)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	2,388,119	2,417,665	2,322,446
			2,388,119	2,417,665	2,322,446

BigHand UK Bidco Limited (0.0%)*(3) (6) (7) (12)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.4% Cash, Acquired 01/21, Due 01/28)	219,588	212,332	212,049
			219,588	212,332	212,049

Blue Ribbon, LLC (2.6%)*(6) (7) (9)	Brewers	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 05/21, Due 05/28)	12,798,913	12,502,000	12,766,916
			12,798,913	12,502,000	12,766,916

Bounteous, Inc. (1.2%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	6,090,563	5,919,475	5,917,151
			6,090,563	5,919,475	5,917,151

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Brightline Trains Florida LLC (0.4%)*(6)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	$2,000,000	$2,000,000	$2,002,000
			2,000,000	2,000,000	2,002,000

Brightpay Limited (0.3%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	1,727,633	1,708,298	1,677,099
			1,727,633	1,708,298	1,677,099

BrightSign LLC (1.5%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(7) (9)	6,896,428	6,829,391	6,827,463
		LLC units (596,181.48 Units, Acquired 10/21)		596,181	611,086
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(7) (9)		(6,916)	(7,154)
			6,896,428	7,418,656	7,431,395

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	809,722	809,722	915,587
			809,722	809,722	915,587

British Engineering Services Holdco Limited (0.5%)*(3) (6) (7) (16)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	2,440,813	2,366,901	2,421,286
		Revolver (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 06/22)		(219)	(689)
			2,440,813	2,366,682	2,420,597

CAi Software, LLC (1.4%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	6,792,761	6,657,692	6,656,906
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)		(14,053)	(14,145)
			6,792,761	6,643,639	6,642,761

Canadian Orthodontic Partners Corp.(0.3%)*(3) (6) (7) (19)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,574,724	1,623,777	1,560,638
			1,574,724	1,623,777	1,560,638

Carlson Travel, Inc. (1.0%)*	Business Equipment & Services	First Lien Senior Secured Note (8.5% Cash, Acquired 11/21, Due 11/26)	2,898,121	2,656,526	2,951,388
		Common Stock (62,770 Shares, Acquired 11/21)		1,103,618	2,055,718
			2,898,121	3,760,144	5,007,106

Ceres Pharma NV (0.4%)*(3) (6) (7) (14)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	2,111,942	2,060,049	2,018,698
			2,111,942	2,060,049	2,018,698

Cineworld Group PLC (0.5%)*(3)	Leisure Products	Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,197,773	1,066,887	1,426,475
		Super Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 07/21, Due 05/24)(7) (10)	666,118	644,293	706,918
		Warrants (371,024 Units, Acquired 12/20)		68,122	163,323
			1,863,891	1,779,302	2,296,716

Coastal Marina Holdings, LLC (1.8%)*(6)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	8,803,918	7,982,529	7,982,852
		LLC Units (273,796 Units, Acquired 11/21)		821,387	821,388
			8,803,918	8,803,916	8,804,240

Cobham Slip Rings SAS (0.4%)*(3) (6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 11/21, Due 11/28)	1,994,957	1,946,497	1,945,083
			1,994,957	1,946,497	1,945,083

Coyo Uprising GmbH (2.1%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(7) (13)	9,686,391	9,704,825	9,417,551
		Class A Units (531 Units, Acquired 09/21)		247,800	708,045
		Class B Units (231 Units, Acquired 09/21)		538,100	305,109
			9,686,391	10,490,725	10,430,705

Crash Champions (2.4%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	12,275,592	11,924,598	11,825,956
			12,275,592	11,924,598	11,825,956

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
CSL DualCom (0.2%)*(3) (6) (7) (12)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	$1,213,828	$1,081,352	$1,171,320
			1,213,828	1,081,352	1,171,320

Cvent, Inc. (0.1%)*(7) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.8% Cash, Acquired 07/20, Due 11/24)	678,803	601,658	677,317
			678,803	601,658	677,317

CVL 3 (2.0%)*(3) (6) (7)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(13)	5,913,439	5,724,297	5,765,603
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(20)	3,382,200	3,297,943	3,297,645
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(13)	796,040	771,707	788,079
			10,091,679	9,793,947	9,851,327

CW Group Holdings, LLC (1.7%)*(6)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(7) (9)	8,042,457	7,884,776	7,917,131
		LLC Units (403,441.04 Units, Acquired 01/21)		403,441	280,392
			8,042,457	8,288,217	8,197,523

DecksDirect, LLC (0.2%)*(6)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (8)	727,273	712,749	712,727
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (9)		(4,357)	(4,364)
		LLC Units (1,280.8 Units, Acquired 12/21)		54,545	54,549
			727,273	762,937	762,912

Discovery Education, Inc. (0.8%)*(6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	3,951,316	3,893,872	3,951,316
			3,951,316	3,893,872	3,951,316

Dragon Bidco (0.6%)*(3) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	3,070,439	3,172,717	3,011,020
			3,070,439	3,172,717	3,011,020

Dune Group (0.7%)*(3) (6) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(9)	3,177,252	3,123,319	3,104,439
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(13)	206,569	173,440	177,901
			3,383,821	3,296,759	3,282,340

Dwyer Instruments, Inc. (1.1%)*(6) (7) (9)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 07/21, Due 07/27)	5,219,519	5,099,096	5,162,698
			5,219,519	5,099,096	5,162,698

Echo Global Logistics, Inc. (2.2%)*(6)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 11/21, Due 11/29)(7) (9)	10,604,545	10,420,855	10,418,965
		Partnership Units (289.22 units, Acquired 11/21)		289,215	289,220
			10,604,545	10,710,070	10,708,185

Ellkay, LLC (0.8%)*(6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	3,761,835	3,689,446	3,694,051
			3,761,835	3,689,446	3,694,051

EMI Porta Holdco LLC (1.7%)*(6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	8,389,831	8,118,427	8,115,254
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(25,083)	(25,424)
			8,389,831	8,093,344	8,089,830

Entact Environmental Services, Inc. (0.8%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	4,043,577	4,009,631	3,991,010
			4,043,577	4,009,631	3,991,010

EPS NASS Parent, Inc. (0.9%)*(6) (7) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	4,244,171	4,153,743	4,172,571
			4,244,171	4,153,743	4,172,571

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
eShipping, LLC (1.7%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(8)	$8,275,811	$8,076,363	$8,071,833
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	192,312	170,451	169,875
			8,468,123	8,246,814	8,241,708

Ferrellgas L.P. (0.6%)*(3) (6)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 Units, Acquired 3/21)		2,799,420	3,145,740
				2,799,420	3,145,740

Fineline Technologies, Inc. (0.4%)*(6) (7) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,744,617	1,714,210	1,744,617
			1,744,617	1,714,210	1,744,617

FitzMark Buyer, LLC (0.5%)*(6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/20, Due 12/26)	2,484,926	2,442,675	2,435,228
			2,484,926	2,442,675	2,435,228

Flexential Issuer, LLC (2.0%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	10,000,000	9,260,697	9,755,469
			10,000,000	9,260,697	9,755,469

FragilePak LLC (1.7%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(7) (8)	7,538,958	7,246,583	7,289,104
		Partnership Units (889.3 Units, Acquired 05/21)		889,341	878,331
			7,538,958	8,135,924	8,167,435

Front Line Power Construction LLC (0.1%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, 11/28)(6) (7) (9)	700,000	677,609	679,000
		Common Stock (8,898 shares, Acquired 11/21)		22,779	19,487
			700,000	700,388	698,487

FSS Buyer LLC (3.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(7) (9)	14,851,257	14,561,334	14,587,231
		LP Interest (1,973.6 Units, Acquired 08/21)		19,736	50,996
		LP Units (8,677.3 Units, Acquired 08/21)		86,773	224,215
			14,851,257	14,667,843	14,862,442

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (0.8%)	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,156,618	3,156,618	3,737,182
			3,156,618	3,156,618	3,737,182

Heartland Veterinary Partners, LLC (0.7%)*(6)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	3,339,395	3,251,752	3,250,038
			3,339,395	3,251,752	3,250,038

Hoffmaster Group Inc. (0.5%)*(7) (9)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,514,094	2,260,346	2,332,727
			2,514,094	2,260,346	2,332,727

Home Care Assistance, LLC (0.9%)*(6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 03/21, Due 03/27)	4,546,335	4,465,552	4,455,408
			4,546,335	4,465,552	4,455,408

Houghton Mifflin Harcourt Publishers Inc. (0.0%)*(7) (8)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	148,224	140,746	147,899
			148,224	140,746	147,899

IGL Holdings III Corp. (0.7%)*(6) (7) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	3,624,768	3,557,477	3,584,919
			3,624,768	3,557,477	3,584,919

IM Square (0.7%)*(3) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	3,639,039	3,724,012	3,580,815
			3,639,039	3,724,012	3,580,815

Infoblox, Inc. (0.6%)*(7) (9)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 12/28)	2,842,720	2,829,983	2,854,261
			2,842,720	2,829,983	2,854,261

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Infoniqa Holdings GmbH (0.6%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	$2,765,521	$2,676,893	$2,689,469
			2,765,521	2,676,893	2,689,469

Innovad Group II BV (0.8%)*(3) (6) (7) (13)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	4,133,958	4,177,092	3,882,992
			4,133,958	4,177,092	3,882,992

INOS 19-090 GmbH (0.2%)*(3) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	873,347	905,343	871,595
			873,347	905,343	871,595

ITI Intermodal, Inc. (0.1%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8)	721,407	704,989	704,918
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(9)		(2,468)	(2,480)
			721,407	702,521	702,438

Jaguar Merger Sub Inc. (d/b/a National Auto Care) (0.5%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	2,542,556	2,486,904	2,486,264
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)		(6,055)	(6,127)
			2,542,556	2,480,849	2,480,137

JetBlue 2019-1 Class B Pass Through Trust (0.4%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,666,032	1,666,032	1,922,166
			1,666,032	1,666,032	1,922,166

JF Acquisition, LLC (0.7%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,641,741	3,545,144	3,496,071
			3,641,741	3,545,144	3,496,071

Kano Laboratories LLC (1.3%)*(6)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 11/26)(7) (10)	6,421,552	6,242,658	6,223,578
		Partnership Equity (78.7 Units, Acquired 11/20)		78,690	79,408
			6,421,552	6,321,348	6,302,986

Kid Distro Holdings, LLC (4.0%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/21, Due 10/27)(7) (9)	19,148,936	18,779,149	18,765,957
		Partnership Units (850,236.1 Units, Acquired 10/21)		851,064	850,236
			19,148,936	19,630,213	19,616,193

Kona Buyer, LLC (1.2%)*(6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	5,706,812	5,585,993	5,706,812
			5,706,812	5,585,993	5,706,812

LAF International (0.1%)*(3) (6) (7) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	341,160	356,103	334,358
			341,160	356,103	334,358

Lambir Bidco Limited (0.9%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(7) (13)	3,551,159	3,376,657	3,404,673
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	1,003,202	965,037	973,106
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(7) (13)	221,948	206,952	208,631
			4,776,309	4,548,646	4,586,410

Learfield Communications, LLC (1.2%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(7) (8)	67,689	47,721	63,931
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(9)	5,679,685	5,647,651	5,683,263
			5,747,374	5,695,372	5,747,194

LivTech Purchaser, Inc. (0.7%)*(6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/25)	3,533,189	3,493,752	3,502,400
			3,533,189	3,493,752	3,502,400

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Marmoutier Holding B.V. (0.4%)*(3) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)	$1,944,392	$1,872,008	$1,879,782
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 6/27)		(4,417)	(4,456)
			1,944,392	1,867,591	1,875,326

MC Group Ventures Corporation (0.9%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(7) (9)	3,882,774	3,788,818	3,849,571
		Partnership Equity Units (373.33 units, Acquired 06/21)		373,331	380,560
			3,882,774	4,162,149	4,230,131

MNS Buyer, Inc. (0.2%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(7) (8)	920,769	903,330	904,707
		Partnership Units (76.92 Units, Acquired 08/21)		76,923	78,462
			920,769	980,253	983,169

Modern Star Holdings Bidco Pty Limited (0.4%)*(3) (6) (7) (17)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	2,111,991	2,063,672	2,088,059
			2,111,991	2,063,672	2,088,059

MSG National Properties (1.0%)*(3) (6) (7) (9)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	4,950,000	4,830,150	5,049,000
			4,950,000	4,830,150	5,049,000

Murphy Midco Limited (0.2%)*(3) (6) (7) (12)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 4.8% Cash, Acquired 11/20, Due 11/27)	1,079,864	1,009,938	1,042,510
			1,079,864	1,009,938	1,042,510

Music Reports, Inc. (1.1%)*(6) (7) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/20, Due 08/26)	5,355,357	5,249,356	5,248,249
			5,355,357	5,249,356	5,248,249

Narda Acquisitionco., Inc. (0.7%)*(6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	2,962,661	2,911,329	2,910,814
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)		(11,825)	(11,965)
		Class B Common Stock (265.88 Shares, Acquired 12/21)		26,588	26,588
		Class A Preferred Stock (2,392.92 Shares, Acquired 12/21)		239,292	239,292
			2,962,661	3,165,384	3,164,729

Navia Benefit Solutions, Inc. (1.9%)* (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	9,382,489	9,178,828	9,300,168
			9,382,489	9,178,828	9,300,168

Nexus Underwriting Management Limited (0.6%)*(3) (6) (7) (16)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,721,811	2,627,937	2,619,756
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 4/22)	53,015	52,363	51,690
			2,774,826	2,680,300	2,671,446

Northstar Recycling, LLC (0.8%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 9/27)	3,994,499	3,917,443	3,914,609
			3,994,499	3,917,443	3,914,609

OA Buyer, Inc. (1.8%)*(6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	8,500,512	8,331,137	8,330,502
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)		(26,502)	(26,625)
		Partnership Units (210,920.1 units, Acquired 12/21)		210,920	210,920
			8,500,512	8,515,555	8,514,797

Odeon Cinemas Group Limited (1.7%)*(3)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	7,907,559	8,100,545	8,065,710
			7,907,559	8,100,545	8,065,710

OG III B.V. (1.2%)*(3) (6) (7) (13)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	5,960,428	6,095,871	5,817,040
			5,960,428	6,095,871	5,817,040

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Omni Intermediate Holdings, LLC (2.1%)*(6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	$10,577,534	$10,286,772	$10,279,460
			10,577,534	10,286,772	10,279,460

Oracle Vision Bidco Limited (0.3%)*(3) (6) (7) (16)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,437,093	1,455,981	1,403,562
			1,437,093	1,455,981	1,403,562

Origin Bidco Limited (0.2%)*(3) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	597,094	581,740	583,730
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(13)	377,231	393,798	368,788
			974,325	975,538	952,518

OSP Hamilton Purchaser, LLC (0.5%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(8)	2,280,849	2,235,301	2,235,232
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(9)		(3,725)	(3,731)
			2,280,849	2,231,576	2,231,501

Pacific Health Supplies Bidco Pty Limited (0.2%)*(3) (6) (7) (18)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	846,857	838,028	817,336
			846,857	838,028	817,336

PDQ.Com Corporation (2.9%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(7) (9)	14,048,392	13,798,487	13,787,351
		Class A-2 Partnership Units (86.39 Units, Acquired 08/21)		86,384	86,998
			14,048,392	13,884,871	13,874,349

Permaconn BidCo Pty Ltd (1.0%)*(3) (6) (7) (17)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,236,413	5,018,074	5,092,411
			5,236,413	5,018,074	5,092,411

Polara Enterprises, L.L.C. (0.5%)*(6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	2,121,317	2,079,365	2,078,891
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)		(5,382)	(5,452)
		Partnership Units (1,910.22 Units, Acquired 12/21)		191,022	191,022
			2,121,317	2,265,005	2,264,461

Policy Services Company, LLC (3.4%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 06/26)(7) (9)	17,368,421	16,680,619	16,677,511
		Warrants - Class A (10,710 units, Acquired 12/21)		—	—
		Warrants - Class B (3,614 units, Acquired 12/21)		—	—
		Warrants - Class CC (372 units, Acquired 12/21)		—	—
		Warrants - Class D (955 units, Acquired 12/21)		—	—
			17,368,421	16,680,619	16,677,511

Premium Franchise Brands, LLC (3.0%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,987,500	14,711,824	14,687,750
			14,987,500	14,711,824	14,687,750

Premium Invest (1.0%)*(3) (6) (7) (13)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	5,079,492	5,173,255	4,996,702
			5,079,492	5,173,255	4,996,702

Preqin MC Limited (0.6%)*(3) (6) (7) (21)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	3,147,172	3,057,199	3,118,847
			3,147,172	3,057,199	3,118,847

Protego Bidco B.V. (0.2%)*(3) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	771,496	785,844	760,123
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	370,050	372,688	356,912
			1,141,546	1,158,532	1,117,035

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
QPE7 SPV1 BidCo Pty Ltd (0.5%)*(3) (6) (7) (18)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	$2,612,544	$2,518,174	$2,571,564
			2,612,544	2,518,174	2,571,564

Questel Unite (0.6%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(13)	2,453,160	2,440,918	2,420,774
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)(9)	367,305	362,464	365,101
			2,820,465	2,803,382	2,785,875

Recovery Point Systems, Inc. (1.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 08/26)(7) (9)	5,058,703	4,977,053	5,058,704
		Partnership Equity (81,313 Units, Acquired 03/21)		81,313	65,050
			5,058,703	5,058,366	5,123,754

Renovation Parent Holdings, LLC (2.0%)*(6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 11/27)(7) (10)	9,708,738	9,470,482	9,466,019
		Partnership Units (394,736.8 Units, Acquired 11/21)		394,737	406,579
			9,708,738	9,865,219	9,872,598

REP SEKO MERGER SUB LLC (2.8%)*(6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)(13)	9,686,848	9,730,114	9,541,546
		First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)(9)	4,230,000	4,121,815	4,155,641
			13,916,848	13,851,929	13,697,187

Resonetics, LLC (0.4%)*(6) (7) (9)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	1,859,225	1,823,508	1,822,041
			1,859,225	1,823,508	1,822,041

Reward Gateway (UK) Ltd (2.0%)*(3) (6) (7) (16)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	9,771,582	9,701,587	9,509,061
			9,771,582	9,701,587	9,509,061

Riedel Beheer B.V. (0.4%)*(3) (6) (7) (13)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,898,944	1,834,819	1,842,512
		Super Senior Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/28)	229,711	222,459	223,394
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)		(4,558)	(4,594)
			2,128,655	2,052,720	2,061,312

RPX Corporation (3.2%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	15,644,341	15,328,215	15,322,664
			15,644,341	15,328,215	15,322,664

Safety Products Holdings, LLC (1.0%)*(6)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7) (8)	4,847,275	4,703,758	4,679,856
		Common Stock (84.8 Units, Acquired 12/20)		84,818	116,220
			4,847,275	4,788,576	4,796,076

Scaled Agile, Inc. (0.3%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	1,747,991	1,705,099	1,704,707
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)		(6,668)	(6,716)
			1,747,991	1,698,431	1,697,991

Serta Simmons Bedding LLC (0.4%)*(7) (8)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,975,000	1,763,194	1,842,241
			1,975,000	1,763,194	1,842,241

SISU ACQUISITIONCO., INC. (1.0%)*(6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	4,950,000	4,865,322	4,781,700
			4,950,000	4,865,322	4,781,700

Smartling, Inc. (1.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	8,235,294	8,050,978	8,047,058
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)		(11,479)	(11,765)
			8,235,294	8,039,499	8,035,293

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SN BUYER, LLC (1.0%)*(6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	$4,633,333	$4,554,089	$4,633,333
			4,633,333	4,554,089	4,633,333

SPT Acquico Limited (0.2%)*(3) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	920,709	900,342	920,709
			920,709	900,342	920,709

SSCP Pegasus Midco Limited (0.1%)*(3) (6) (7) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	519,000	454,712	509,342
			519,000	454,712	509,342

Starnmeer B.V. (1.8%)*(3) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	8,639,613	8,513,649	8,510,019
			8,639,613	8,513,649	8,510,019

Superjet Buyer, LLC (3.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	18,539,765	18,168,970	18,168,970
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(29,205)	(29,205)
			18,539,765	18,139,765	18,139,765

Syniverse Holdings, Inc. (0.9%)*(7) (9)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,625,138	4,109,487	4,592,392
			4,625,138	4,109,487	4,592,392

Syntax Systems Ltd (0.9%)*(3) (6) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)	4,168,199	4,117,008	4,115,098
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	261,248	255,486	255,275
			4,429,447	4,372,494	4,370,373

TA SL Cayman Aggregator Corp. (0.2%)*(6)	Technology	Subordinated Term Loan (8.8% PIK, Acquired 07/21, Due 07/28)	924,672	907,245	908,746
		Common Stock (736 Shares, Acquired 07/21)		23,110	30,066
			924,672	930,355	938,812

Techone B.V. (0.5%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,610,755	2,521,526	2,525,623
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	32,331	28,888	29,098
			2,643,086	2,550,414	2,554,721

Tencarva Machinery Company, LLC (0.7%)*(6) (7) (9)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	3,657,008	3,593,300	3,593,010
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/23)		(10,281)	(10,336)
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)		(13,096)	(13,167)
			3,657,008	3,569,923	3,569,507

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.8%)*(6)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	815,571	747,464	747,162
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)		(13,866)	(13,929)
		Subordinated Term Loan (7.75% PIK, Acquired 10/21, Due 10/28)	3,209,622	3,146,621	3,145,430
			4,025,193	3,880,219	3,878,663

Trident Maritime Systems, Inc. (3.5%)*(6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	16,872,500	16,620,782	16,872,500
			16,872,500	16,620,782	16,872,500

Turbo Buyer, Inc. (1.2%)*(6) (7) (9)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	6,082,149	5,935,100	5,930,636
			6,082,149	5,935,100	5,930,636

Turnberry Solutions, Inc. (1.5%)*(6) (7) (9)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	7,500,000	7,362,239	7,370,833
			7,500,000	7,362,239	7,370,833

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
UKFast Leaders Limited (0.2%)*(3) (6) (7) (15)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.0%, 7.1% Cash, Acquired 09/20, Due 09/27)	$1,129,067	$1,045,185	$1,108,744
			1,129,067	1,045,185	1,108,744

Utac Ceram (0.2%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/20, Due 09/27)(13)	796,040	822,033	780,838
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 02/21, Due 09/27)(9)	363,900	363,900	356,951
			1,159,940	1,185,933	1,137,789

VistaJet Pass Through Trust 2021-1B (2.0%)	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	10,000,000	10,000,000	9,810,970
			10,000,000	10,000,000	9,810,970

Vital Buyer, LLC (2.6%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(7) (9)	12,742,193	12,499,704	12,536,904
		Partnership Equity (16,442.9 Units, Acquired 06/21)		164,429	170,924
			12,742,193	12,664,133	12,707,828

W2O Holdings, Inc. (0.2%)*(6) (7) (9)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 06/25)	869,906	844,924	869,906
			869,906	844,924	869,906

Willis Engine Structured Trust VI (0.5%)*	Structured Finance	Structured Secured Note - Series 2021-1 Class C (7.4% Cash, Acquired 05/21, Due 05/46)	2,527,197	2,527,164	2,484,193
			2,527,197	2,527,164	2,484,193

Woodland Foods, LLC (1.3%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	5,379,644	5,273,311	5,272,050
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	80,470	59,761	59,516
		Common Stock (777,260.13 shares, Acquired 12/21)		777,260	777,260
			5,460,114	6,110,332	6,108,826

Subtotal Non–Control / Non–Affiliate Investments (155.7%)			753,264,762	748,497,732	754,860,940

Affiliate Investments: (4)
Banff Partners LP (2.6%)*(3)	Investment Funds & Vehicles	10% Partnership Interest, Acquired 03/21		12,645,628	12,859,306
				12,645,628	12,859,306

Eclipse Business Capital, LLC (10.1%)*(6)	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	2,245,989	2,224,724	2,341,242
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(9)	898,396	835,551	898,396
		LLC Units (44,197,541 units, Acquired 07/21)		44,396,237	45,788,652
			3,144,385	47,456,512	49,028,290

Thompson Rivers LLC (7.2%)*(3)	Investment Funds & Vehicles	6.5% Member Interest, Acquired 06/21		32,286,860	34,892,669
				32,286,860	34,892,669

Waccamaw River LLC (2.8%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 04/21		13,756,130	13,500,686
				13,756,130	13,500,686

Subtotal Affiliate Investments (22.7%)			3,144,385	106,145,130	110,280,951

Total Investments, December 31, 2021 (178.4%)*			$756,409,147	$854,642,862	$865,141,891

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$12,250,000	$8,905,661	HSBC Bank USA	01/06/22	$(1,110)
Foreign currency forward contract (AUD)	$8,833,853	A$12,250,000	HSBC Bank USA	01/06/22	(70,697)
Foreign currency forward contract (AUD)	$5,502,516	A$7,658,810	HSBC Bank USA	04/08/22	(66,080)

Foreign currency forward contract (CAD)	C$5,580,274	$4,365,564	HSBC Bank USA	01/06/22	43,621
Foreign currency forward contract (CAD)	$4,373,494	C$5,580,274	HSBC Bank USA	01/06/22	(35,690)
Foreign currency forward contract (CAD)	$269,528	C$348,766	BNP Paribas SA	04/08/22	(5,960)
Foreign currency forward contract (CAD)	$4,438,652	C$5,675,455	HSBC Bank USA	04/08/22	(44,351)

Foreign currency forward contract (DKK)	3,525,861kr.	$537,276	HSBC Bank USA	01/06/22	2,219
Foreign currency forward contract (DKK)	$551,385	3,525,861kr.	HSBC Bank USA	01/06/22	11,889
Foreign currency forward contract (DKK)	$531,331	3,481,454kr.	HSBC Bank USA	04/08/22	(2,453)

Foreign currency forward contract (EUR)	€20,806,831	$23,557,013	HSBC Bank USA	01/06/22	118,979
Foreign currency forward contract (EUR)	$5,181,237	€4,500,000	BNP Paribas SA	01/06/22	60,708
Foreign currency forward contract (EUR)	$18,704,141	€16,306,831	HSBC Bank USA	01/06/22	148,677
Foreign currency forward contract (EUR)	$10,435,755	€9,200,000	BNP Paribas SA	04/08/22	(53,669)
Foreign currency forward contract (EUR)	$25,361,911	€22,357,095	HSBC Bank USA	04/08/22	(128,636)

Foreign currency forward contract (GBP)	£8,565,540	$11,504,279	HSBC Bank USA	01/06/22	96,433
Foreign currency forward contract (GBP)	£4,067,592	$5,418,163	HSBC Bank USA	04/08/22	88,335
Foreign currency forward contract (GBP)	$11,472,162	£8,565,540	HSBC Bank USA	01/06/22	(128,550)
Total Foreign Currency Forward Contracts, December 31, 2021					$33,665
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Capital Investment Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of December 31, 2021 represented 178.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.6% of total investments at fair value as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2021 were as follows:

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$—	$12,645,627	$—	$—	$213,679	$12,859,306	$—
		—	12,645,627	—	—	213,679	12,859,306	—

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	2,224,724	—	—	116,518	2,341,242	90,553
	Revolver (LIBOR + 7.25%)	—	835,551	—	—	62,845	898,396	21,720
	LLC Units (44,197,541 units)	—	44,396,237	—	—	1,392,415	45,788,652	1,769,929
		—	47,456,512	—	—	1,571,778	49,028,290	1,882,202

Thompson Rivers LLC	6.5% Member Interest	—	32,286,861	—	—	2,605,808	$34,892,669	2,621,074
		—	32,286,861	—	—	2,605,808	34,892,669	2,621,074

Waccamaw River LLC	20% Member Interest	—	13,756,130	—	—	(255,444)	$13,500,686	280,000
		—	13,756,130	—	—	(255,444)	13,500,686	280,000

Total Affiliate Investments		$—	$106,145,130	$—	$—	$4,135,821	$110,280,951	$4,783,276
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
(5)Some or all of the investment is or will be encumbered as security for the Company's senior secured revolving credit facility with ING Capital LLC (as amended, the "ING Credit Facility").
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2021 was 0.10125%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2021 was 0.20913%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2021 was 0.33875%.
(11)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of December 31, 2021 was 0.26225%.
(12)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of December 31, 2021 was 0.47363%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2021 was -0.58300%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2021 was -0.54600%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2021 was 0.33830%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2021 was 0.49870%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2021 was 0.01500%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2021 was 0.06770%.
(19)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2021 was 0.51750%.
(20)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2021 was 0.09125%.
(21)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2021 was 0.19947%.

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
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s external investment adviser, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $391.5 billion in assets under management as of December 31, 2021.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed below under Significant Accounting Policies - Valuation of Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statement of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Valuation of Investment in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP (“Banff”), Thompson Rivers LLC (“Thompson Rivers”) and Waccamaw River LLC (“Waccamaw River”) are investment companies with no readily determinable fair values, the Company estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of December 31, 2021 and 2020. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2021:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$320,215,300	Yield Analysis	Market Yield	5.2% – 16.2%	7.4%	Decrease
	243,352,327	Recent Transaction	Transaction Price	97.0% – 99.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	39,802,370	Yield Analysis	Market Yield	5.3% – 9.9%	9.1%	Decrease
	19,048,843	Recent Transaction	Transaction Price	97.0% – 98.3%	98.0%	Increase
Equity shares(3)	51,486,576	Market Approach	Adjusted EBITDA Multiple	6.5x – 54.0x	15.3x	Increase
	2,893,385	Recent Transaction	Transaction Price	$1 – $1000	$119	Increase
(1) Excludes investments with an aggregate fair value amounting to $20,720,970, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $17,974,944, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $3,145,740, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Fee income for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, was as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,457,694	$86,307
Management, valuation and other fees	496,672	39,604
Total Recurring Fee Income	1,954,366	125,911
Non-Recurring Fee Income:
Prepayment fees	73,186	—
Acceleration of unamortized loan origination fees	961,387	8,076
Advisory, loan amendment and other fees	360,610	135,205
Total Non-Recurring Fee Income	1,395,183	143,281
Total Fee Income	$3,349,549	$269,192
Organizational Costs
Organizational costs include costs relating to the formation and incorporation of the Company, which generally include legal fees. These costs are expensed as incurred.
Offering Costs
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in "Prepaid expenses and other assets" and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s amended registration statement on Form 10, as filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2020 (the “Form 10”).
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
Concentration of Credit Risk
As of December 31, 2021 and 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2021 and 2020, the Company’s largest single

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
portfolio company investment, excluding short-term investments, represented approximately 5.7% and 5.3%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of December 31, 2021, the Company held six investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 28 investments that were denominated in Euros and 15 investments that were denominated in British pounds sterling. As of December 31, 2020, the Company held two investments that were denominated in Australian dollars, five investments that were denominated in Euros and seven investments that were denominated in British pounds sterling.
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
In addition, for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the year ended December 31, 2021:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
March 23, 2021	March 31, 2021	April 30, 2021	$0.38	$1,112,691	$1,817,293	$2,929,984
May 6, 2021	June 9, 2021	June 16, 2021	0.45	1,931,181	2,599,114	4,530,295
August 5, 2021	August 10, 2021	September 15, 2021	0.50	3,151,300	3,373,514	6,524,814
November 9, 2021	November 24, 2021	December 1, 2021	0.50	4,717,553	3,809,015	8,526,568
Total 2021 dividends and distributions			$1.83	$10,912,725	$11,598,936	$22,511,661
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2021, BIIL had approximately £15.4 billion in assets under management.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31 2020, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $0.7 million and $0.1 million, respectively. As of December 31, 2021, the Base Management Fee of $0.3 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $0.1 million for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $3.7 million and $0.3 million, respectively. As of December 31, 2021, the Incentive Fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet. As of December 31, 2020, the Incentive Fee of $0.2 million for the three months ended December 31, 2020 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company accrued $1.2 million and $0.8 million of Capital Gains Fee, respectively. As of December 31, 2021, the Capital Gains Fee of $2.1 million for the three months ended December 31, 2021 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet. As of December 31, 2020, the Capital Gains Fee of $0.8 million for the three months ended December 31, 2020 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The Company reimburses Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by the Company and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by the Company under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount.
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
For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.8 million and $10,000, respectively. As of December 31, 2021, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $10,000 incurred during the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	$618,911,377	72%	$620,928,379	72%	128%
Subordinated debt and 2nd lien notes	91,066,896	11	92,296,962	11	19
Structured products	29,477,005	3	30,899,661	3	6
Equity shares	56,430,844	7	59,600,905	7	12
Equity warrants	68,122	—	163,323	—	—
Investments in joint ventures	58,688,618	7	61,252,661	7	13
	$854,642,862	100%	$865,141,891	100%	178%
December 31, 2020:
Senior debt and 1st lien notes	$158,812,630	76%	$164,238,687	76%	153%
Subordinated debt and 2nd lien notes	8,963,185	4	9,021,686	4	8%
Structured products	9,774,483	5	10,382,698	5	10%
Equity shares	218,903	—	206,595	—	—%
Equity warrants	68,122	—	111,578	—	—%
Short-term investments	31,100,605	15	31,100,444	15	29%
	$208,937,928	100%	$215,061,688	100%	200%
During the year ended December 31, 2021, the Company made new investments totaling $788.5 million, made investments in existing portfolio companies totaling $45.1 million, made new joint venture equity investments totaling $58.7 million and made a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company made new investments totaling $230.3 million (excluding short-term investments).

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	December 31, 2021	Percent of Portfolio	December 31, 2020	Percent of Portfolio
Aerospace and Defense	$48,271,158	5.6%	$9,033,671	4.9%
Automotive	11,825,956	1.4	2,834,499	1.6
Banking, Finance, Insurance and Real Estate	99,003,026	11.5	3,283,573	1.8
Beverage, Food and Tobacco	42,794,990	4.9	2,146,807	1.2
Capital Equipment	17,630,378	2.0	—	—
Chemicals, Plastics, and Rubber	19,202,150	2.2	9,633,625	5.2
Construction and Building	9,072,999	1.1	—	—
Consumer goods: Durable	12,477,752	1.4	2,198,300	1.2
Consumer goods: Non-durable	9,206,581	1.1	7,094,740	3.9
Containers, Packaging and Glass	8,149,767	0.9	2,222,988	1.2
Energy: Oil and Gas	3,145,740	0.4	—	—
Environmental Industries	7,905,619	0.9	—	—
Healthcare and Pharmaceuticals	53,681,034	6.2	12,426,339	6.8
High Tech Industries	63,862,050	7.4	14,801,538	8.0
Hotel, Gaming and Leisure	24,215,667	2.8	10,528,269	5.7
Investment Funds and Vehicles	61,252,661	7.1	—	—
Media: Advertising, Printing and Publishing	8,859,614	1.0	11,955,342	6.5
Media: Broadcasting and Subscription	5,312,180	0.6	2,296,431	1.2
Media: Diversified and Production	14,157,169	1.6	8,388,524	4.6
Services: Business	194,120,068	22.4	29,137,858	15.8
Services: Consumer	53,623,664	6.2	12,415,655	6.7
Structured Products	21,144,192	2.4	10,382,698	5.6
Telecommunications	11,964,867	1.4	14,645,298	8.0
Transportation: Cargo	59,400,098	6.9	13,237,433	7.2
Transportation: Consumer	4,164,026	0.5	—	—
Utilities: Electric	698,485	0.1	—	—
Wholesale	—	—	5,297,656	2.9
Total	$865,141,891	100.0%	$183,961,244	100.0%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,639,782	$584,288,597	$620,928,379
Subordinated debt and 2nd lien notes	—	15,470,805	76,826,157	92,296,962
Structured products	—	30,899,661	—	30,899,661
Equity shares	19,487	2,055,717	57,525,701	59,600,905
Equity warrants	—	163,323	—	163,323
	$19,487	$85,229,288	$718,640,455	$803,889,230
Investment in joint venture(1)				61,252,661
				$865,141,891

(1) The Company's investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020:

Year Ended December 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,324,629	$1,236,200	$121,775	$126,682,604
New investments	686,165,938	91,056,135	52,467,611	829,689,684
Transfers in (out) of Level 3, net	7,363,467	(7,435,622)	2,884,240	2,812,085
Proceeds from sales of investments	(168,498,275)	(3,888,800)	(366,753)	(172,753,828)
Loan origination fees received	(17,231,390)	(2,754,755)	—	(19,986,145)
Principal repayments received	(47,215,893)	(2,688,347)	—	(49,904,240)
Payment in kind interest	425,661	—	—	425,661
Accretion of loan premium/discount	38,878	53,222	—	92,100
Accretion of deferred loan origination revenue	2,145,257	137,733	—	2,282,990
Realized gain (loss)	(1,175,315)	(3,622)	185,266	(993,671)
Unrealized appreciation (depreciation)	(3,054,360)	1,114,013	2,233,562	293,215
Fair value, end of period	$584,288,597	$76,826,157	$57,525,701	$718,640,455

For the period from July 13, 2020 (commencement of operations) to December, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	128,992,364	1,135,978	134,085	130,262,427
Transfers in (out) of Level 3, net	(1,890,467)	93,056	—	(1,797,411)
Proceeds from sales of investments	(1,722)	—	—	(1,722)
Loan origination fees received	(2,938,407)	—	—	(2,938,407)
Principal repayments received	(1,530,336)	—	—	(1,530,336)
Accretion of loan premium/discount	13,552	362	—	13,914
Accretion of deferred loan origination revenue	79,160	2,727	—	81,887
Realized gain	5,237	—	—	5,237
Unrealized appreciation (depreciation)	2,595,248	4,077	(12,310)	2,587,015
Fair value, end of period	$125,324,629	$1,236,200	$121,775	$126,682,604
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $0.7 million during the year ended December 31, 2021 was related to portfolio company investments that were still held by the Company as of December 31, 2021. Pre-tax net unrealized appreciation on Level 3 investments of $2.6 million for the period from July 13, 2020 (commencement of operations) to December 31, 2020, was related to portfolio company investments that were still held by the Company as of December 31, 2020.
Exclusive of short-term investments, during the year ended December 31, 2021, the Company made investments of approximately $925.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2021, the Company made investments of $8.7 million in companies to which it was previously committed to provide such financing.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff, with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2021, the Company contributed $12.6 million of capital and held a 10.0% partnership interest in Banff. As of December 31, 2021, the cost and fair value of the Company's investment in Banff was $12.6 million and $12.9 million, respectively.
As of December 31, 2021, the Banff investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$129,776,713	97%	$128,231,102	97%
Subordinated debt and 2nd lien notes	3,894,057	3	4,000,000	3
	$133,670,770	100%	$132,231,102	100%
As of December 31, 2021, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 6.1%.
The industry composition of Banff’s investments at fair value at December 31, 2021 was as follows:

	December 31, 2021
Aerospace and Defense	$15,345,615	12%
Banking, Finance, Insurance and Real Estate	23,178,085	17
Beverage, Food and Tobacco	6,113,837	5
Consumer Goods: Non-durable	6,422,487	5
Containers, Packaging and Glass	5,704,658	4
Healthcare and Pharmaceuticals	15,760,352	12
High Tech Industries	17,511,409	13
Media: Advertising, Printing and Publishing	3,473,684	3
Media: Diversified and Production	2,497,901	2
Services: Business	21,776,414	16
Services: Consumer	9,772,807	7
Telecommunications	3,385,785	3
Transportation: Cargo	1,288,068	1
Total	$132,231,102	100%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at December 31, 2021 was as follows:

	December 31, 2021
Australia	$6,425,490	5%
Belgium	6,113,837	5
Canada	2,729,459	2
France	31,520,996	24
Germany	3,075,288	2
Netherlands	8,079,897	6
United Kingdom	28,496,315	21
USA	45,789,820	35
Total	$132,231,102	100%
The Company may sell portions of its investments via assignment to Banff. As of December 31, 2021, the Company had sold $143.0 million of its investments to Banff. For the year ended December 31, 2021, the Company realized a loss on the sales of its investments to Banff of $1.1 million. As of December 31, 2021, the Company had $39.9 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2021. As of December 31, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the year ended December 31, 2021, Thompson Rivers declared $37.5 million in dividends, of which $2.6 million was recognized as dividend income in the Company’s Consolidated Statement of Operations.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.01%. As of December 31, 2020, Thompson Rivers had 3,023 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.65%.
As of December 31, 2021 and December 31, 2020, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,868,603	93%	$2,839,495,339	93%
Veterans Affairs (“VA”) loans	224,659,875	7	223,540,415	7
	$3,024,528,478	100%	$3,063,035,754	100%
December 31, 2020:
Federal Housing Administration (“FHA”) loans	$712,854,085	100	$712,854,085	100
Veterans Affairs (“VA”) loans	—	—	—	—
	$712,854,085	100%	$712,854,085	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $694.8 million and $670.1 million outstanding as of December 31, 2021 and December 31, 2020, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $1,245.2 million outstanding as of December 31, 2021. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $933.1 million outstanding as of December 31, 2021.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021 and December 31, 2020, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021		As of December 31, 2020
Total contributed capital by Barings Capital Investment Corporation	$32,286,861	(1)	$—
Total contributed capital by all members	$482,120,173	(2)	$100,000,000	(3)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.4 million of total contributed capital by related parties.
(3)Includes $100.0 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $15.5 million (including approximately $1.7 million of recallable return of capital) has been funded as of December 31, 2021. As of December 31, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $82.6 million (including $14.0 million of recallable return of capital) has been funded.
For the year ended December 31, 2021, Waccamaw River declared $1.4 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Consolidated Statement of Operations. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation	$15,450,000
Total contributed capital by all members	$82,620,000	(1)

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730,000)
Total return of capital (recallable) by all members	$(14,020,000)	(2)

Total unfunded commitments by Barings Capital Investment Corporation	$11,280,000
Total unfunded commitments by all members	$56,400,000	(3)
(1)Includes $51.7 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. As of December 31, 2021, $0.9 million of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company. Thus, the Company is not required to consolidate Eclipse. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2021 and 2020:

Issuance Date	Maturity Date	Interest Rate as of December 31, 2021	December 31, 2021	December 31, 2020
Subscription Facility:
September 21, 2020	September 21, 2022	1.879%	$67,954,286	$116,593,920
Total Subscription Facility			$67,954,286	$116,593,920
ING Credit Facility:
January 15, 2021	April 30, 2026	2.257%	$390,154,336	$—
Total ING Credit Facility			$390,154,336	$—

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 205.8% as of December 31, 2021.
September 2020 Subscription Facility
On September 21, 2020, the Company entered into a revolving credit agreement (as subsequently amended, the “September 2020 Subscription Facility”) with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility allows the Company to borrow up to $110 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on the sum of a portion of the Company’s undrawn capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors). Effective October 18, 2021, we reduced our commitments under the September 2020 Subscription Facility to $110 million from $160 million. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the September 2020 Subscription Facility was written off and recognized as a loss on extinguishment of debt in our Consolidated Statements of Operations.
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
The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility are subject to the leverage restrictions applicable to the Company that are

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
contained in the 1940 Act. As of December 31, 2021, the Company was in compliance with all covenants of the September 2020 Subscription Facility.
As of December 31, 2021, the Company had borrowings denominated in British pounds sterling of £19.3 million ($26.1 million U.S. dollars) outstanding under the September 2020 Subscription Facility with a weighted average interest rate of 1.920% (weighted average one month GBP LIBOR of 0.070%), borrowings denominated in Australian dollars of A$10.9 million ($7.9 million U.S dollars) with a weighted average interest rate of 1.866% (weighted average one month BBSY of 0.016%) and borrowings denominated in Euros of €29.8 million ($33.9 million U.S. dollars) with an interest rate of 1.850% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the September 2020 Subscription Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
As of December 31, 2021 and 2020, the fair value of the borrowings outstanding under the September 2020 Subscription Facility was $68.0 million and $116.6 million, respectively. The fair values of the borrowings outstanding under the September 2020 Subscription Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio,

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
(iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of December 31, 2021, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2021, the Company had U.S. dollar borrowings of $325.0 million under the ING Credit Facility with an interest rate of 2.275% (one month LIBOR of 0.125%), borrowings denominated in British pounds sterling of £14.1 million ($19.1 million U.S. dollars) with an interest rate of 2.213% (one month GBP LIBOR of 0.063%) and borrowings denominated in Euros of €40.5 million ($46.1 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
As of December 31, 2021, the fair value of the borrowings outstanding under the ING Credit Facility was $390.2 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
5. Income Taxes
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2021 and continually monitors these requirements with the goal of ensuring compliance with the Code. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For both the years ended December 31, 2021 and 2020, the Company recorded a net expense of $0.2 million, for U.S. federal excise tax.
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Additional paid-in capital	$(373,480)	$(339,954)
Total distributable earnings	$373,480	$339,954
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal year 2020), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Ordinary income	$22,511,661	$—
Distributions on a tax basis	$22,511,661	$—
At December 31, 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to accruals of Capital Gains Fees, organizational costs and the tax treatment of certain partnership investments, as follows:

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Undistributed net investment income	$5,583,076	$4,586,067
Other temporary differences	(2,245,480)	(1,014,608)
Unrealized appreciation	15,838,403	4,159,711
Components of distributable earnings at year end	$19,175,999	$7,731,170
For federal income tax purposes, the cost of investments owned as of December 31, 2021 and 2020 was approximately $854.7 million and $208.8 million, respectively. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $15.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
$20.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $4.7 million. As of December 31, 2020, net unrealized appreciation on the Company’s investments (tax basis) was approximately $4.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $6.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $2.0 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company's Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes in the Company's Consolidated Statement of Operations, with the related deferred tax assets or liabilities included in "Accounts payable and accrued liabilities" in the Company’s Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s foreign currency forward contracts as of December 31, 2021 and 2020:

As of December 31, 2021: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$12,250,000	$8,905,661	01/06/22	$(1,110)	Derivative liability
Foreign currency forward contract (AUD)	$8,833,853	A$12,250,000	01/06/22	(70,697)	Derivative liability
Foreign currency forward contract (AUD)	$5,502,516	A$7,658,810	04/08/22	(66,080)	Derivative liability

Foreign currency forward contract (CAD)	C$5,580,274	$4,365,564	01/06/22	43,621	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$4,373,494	C$5,580,274	01/06/22	(35,690)	Derivative liability
Foreign currency forward contract (CAD)	$269,528	C$348,766	04/08/22	(5,960)	Derivative liability
Foreign currency forward contract (CAD)	$4,438,652	C$5,675,455	04/08/22	(44,351)	Derivative liability

Foreign currency forward contract (DKK)	3,525,861kr.	$537,276	01/06/22	2,219	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$551,385	3,525,861kr.	01/06/22	11,889	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$531,331	3,481,454kr.	04/08/22	(2,453)	Derivative liability

Foreign currency forward contract (EUR)	€20,806,831	$23,557,013	01/06/22	118,979	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$5,181,237	€4,500,000	01/06/22	60,708	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$18,704,141	€16,306,831	01/06/22	148,677	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$10,435,755	€9,200,000	04/08/22	(53,669)	Derivative liability
Foreign currency forward contract (EUR)	$25,361,911	€22,357,095	04/08/22	(128,636)	Derivative liability

Foreign currency forward contract (GBP)	£8,565,540	$11,504,279	01/06/22	96,433	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£4,067,592	$5,418,163	04/08/22	88,335	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$11,472,162	£8,565,540	01/06/22	(128,550)	Derivative liability
Total				$33,665

As of December 31, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$1,487,900	A$2,000,000	01/05/21	$(53,700)	Derivative liability
Foreign currency forward contract (AUD)	A$2,000,000	$1,511,040	01/05/21	30,560	Prepaid expense and other assets

Foreign currency forward contract (EUR)	$6,397,074	€5,400,000	01/05/21	(206,855)	Derivative liability
Foreign currency forward contract (EUR)	€5,400,000	$6,492,420	01/05/21	111,509	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$13,554,563	£10,570,000	01/05/21	(889,334)	Derivative liability
Foreign currency forward contract (GBP)	$93,335	£68,497	04/06/21	(319)	Derivative liability
Foreign currency forward contract (GBP)	£10,570,000	$13,618,935	01/05/21	824,961	Prepaid expense and other assets
Total				$(183,178)
As of December 31, 2021 and 2020, the total fair value of the Company’s foreign currency forward contracts was $33,665 and $(0.2) million. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
As of December 31, 2021, the Company had $568.5 million in total capital commitments from investors ($211.1 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($1.5 million unfunded), an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual ($28.6 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021 and 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021 and 2020 were as follows:

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$141,161	$—
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	776,387	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	108,108	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,149,886	—
Amtech LLC(1)(2)	Delayed Draw Term Loan	909,091	—
Amtech LLC(1)(2)	Revolver	227,273	—
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	2,581,665	—
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	150,638	—
Aquavista Watersides 2 LTD(1)(4)	Acquisition Facility	941,485	—
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	769,359	—
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,046,400	—
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	641,026	—
Azalea Buyer, Inc.(1)(2)	Revolver	320,513	—
Bariacum S.A(1)(3)	Acquisition Facility	682,320	—
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573,333	—
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	99,318	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580,030	—
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	388,718	—
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	129,573	—
BrightSign LLC(1)	Revolver	715,418	—
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	86,146	1,072,276
CAi Software, LLC(1)(2)	Revolver	707,239	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	160,022	—
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	996,198	—
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	655,610	—
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	1,787,946	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,076,265	—
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	2,712,275	—
CSL DualCom(1)(4)	Acquisition Term Loan	1,242,464	1,253,930
DecksDirect, LLC(1)(2)	Revolver	218,182	—
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,044,351	—
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,093,866	—
Eclipse Business Capital, LLC(1)	Revolver	5,839,572	—
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	5,338,983	—
EMI Porta Holdco LLC(1)(2)	Revolver	1,271,186	—
EPS NASS Parent, Inc.(1)(2)	Delayed Draw Term Loan	425,481	—
eShipping, LLC(1)(2)	Delayed Draw Term Loan	1,923,116	—
eShipping, LLC(1)(2)	Revolver	929,506	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240,000	—
FitzMark Buyer, LLC(1)(2)	Delayed Draw Term Loan	—	735,294

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	—	1,607,991
FragilePak LLC(1)	Delayed Draw Term Loan	3,778,926	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	234,881	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	360,155	2,048,397
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,205,739	—
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	878,158	944,839
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103,058	—
ITI Intermodal, Inc.(1)(2)	Revolver	124,006	—
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,960,784	—
Jaguar Merger Sub Inc.(1)(2)	Revolver	490,196	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,903,337	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,573,803	1,573,803
Lambir Bidco Limited(1)(3)	Bridge Revolver	665,843	—
Lambir Bidco Limited(1)(3)	Delayed Draw Term Loan	1,331,685	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	315,504	—
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	405,082	—
Marmoutier Holding B.V.(1)(3)	Revolver	162,033	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	860,530	—
Modern Star Holdings Bidco Pty Limited(1)(5)	CapEx Term Loan	359,617	802,138
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	906,410	1,143,468
Narda Acquisitionco., Inc.(1)(2)	Revolver	683,691	—
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	4,337,578	—
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	53,015	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	989,268	—
OA Buyer, Inc.(1)(2)	Revolver	1,331,244	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	1,086,701	—
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	683,076	—
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,643,075	—
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	186,567	—
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	343,224	410,784
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	272,617	—
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	2,631,579	—
Premium Invest(1)(2)(3)	Acquisition Facility	833,946	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	224,176	—
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term loan	461,037	—
Questel Unite(1)(2)(3)	CapEx Acquisition Facility	2,944,342	735,780
Radwell International, LLC(1)	Delayed Draw Term Loan	—	184,911
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	727,273	727,273
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,300,451	—
Riedel Beheer B.V.(1)(3)	Revolver	229,711	—

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	153,141	—
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,593,581	1,293,469
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416,188	—
Scaled Agile, Inc.(1)(2)	Revolver	335,821	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176,471	—
Smartling, Inc.(1)(2)	Revolver	588,235	—
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,895,302	1,912,793
Superjet Buyer, LLC(1)	Revolver	1,460,235	—
Syntax Systems Ltd(1)(2)	Revolver	336,118	—
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,141,972	—
Techone B.V.(1)(3)	Delayed Draw Term Loan	484,970	—
Techone B.V.(1)(3)	Revolver	129,325	—
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	590,602	—
Tencarva Machinery Company, LLC(1)(2)	Revolver	752,390	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	2,706,853	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	795,941	—
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,493,482	—
Utac Ceram(1)(3)	CapEx Term Loan	—	1,101,195
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,548,621	2,420,752
Waccamaw River(2)	Joint Venture	11,280,000	—
Woodland Foods, LLC(1)(2)	Revolver	967,245	—
Total unused commitments to extend financing		$116,977,088	$19,969,093
(1)The Company’s estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
COVID-19 Developments
During the year ended December 31, 2021, the spread of the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2021	December 31, 2020
Per share data:
Net asset value at beginning of period	$21.58	$—
Net investment income(1)	2.06	0.25
Net realized gain on investments / foreign currency transactions(1)	(0.22)	0.56
Net unrealized appreciation on investments / foreign currency transactions(1)	1.00	0.87
Total increase from investment operations(1)	2.84	1.68
Dividends paid to stockholders from net investment income	(1.63)	—
Dividends paid to stockholders from short-term realized gains	(0.20)	—
Total dividends and distributions paid	(1.83)	—
Issuance of common stock	—	20.00
Loss on extinguishment of debt(1)	(0.01)	—
Other(2)	(0.15)	(0.10)
Net asset value at end of period	$22.43	$21.58
Shares outstanding at end of period	21,614,872	4,976,474
Net assets at end of period	$484,828,397	$107,391,216
Average net assets	$252,499,620	47,452,401
Ratio of total expenses to average net assets(3)(4)	6.67%	9.41%
Ratio of net investment income to average net assets(3)(4)	9.62%	7.19%
Portfolio turnover ratio	51.91%	57.14%
Total return(5)	12.85%	7.90%
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
(4)For the period, from July 13, 2020 (commencement of operations) through December 31, 2020, reflects annualized amounts, except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs, capital gains fee and excise tax).
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020, beginning NAV is assumed to be the first share issuance at $20.00 per share. The total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020 is not annualized.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information of the Company for each quarter in the year ended December 31, 2021 and for each quarter (or relevant stub period) in the year ended December 31, 2020 since the commencement of operations on July 13, 2020. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment income	$5,052,009	$8,458,843	$11,717,099	$15,915,557
Net investment income	2,352,340	4,960,872	7,253,398	9,881,081
Net increase in net assets resulting from operations	6,110,196	6,612,993	8,035,611	12,824,210
Net investment income per share	$0.34	$0.51	$0.54	$0.57

	Quarter Ended
	For the period from July 13, 2020 (commencement of operations) to September 30, 2020	December 31, 2020
Total investment income	$945,780	$2,993,031
Net investment income	436,383	715,707
Net increase in net assets resulting from operations	2,231,229	5,440,883
Net investment income per share	$0.11	$0.14

10. Subsequent Events
Subsequent to December 31, 2021, the Company made approximately $71.1 million of new commitments, of which $59.0 million closed and funded. The $59.0 million of investments consists of $50.2 million of first lien senior secured debt investments and $8.8 million of equity investments. The weighted average yield of the debt investments was 6.3%. In addition, the Company funded $3.7 million of previously committed revolvers and delayed draw term loans.
On February 23, 2022, the Board declared a quarterly distribution of $0.51 per share payable on March 16, 2022 to holders of record as of March 9, 2022.