Form 10-Q
period 2022-03-31
Barings Capital Investment Corp
filed 2022-05-05
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 5, 2022 was 26,939,328.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $888,894 and $748,498 as of March 31, 2022 and December 31, 2021, respectively)	$888,788	$754,861
Affiliate investments (cost of $115,328 and $106,145 as of March 31, 2022 and December 31, 2021, respectively)	128,377	110,281
Total investments at fair value	1,017,165	865,142
Cash	163,066	41,951
Foreign currencies (cost of $8,536 and $3,072 as of March 31, 2022 and December 31, 2021, respectively)	8,583	3,098
Interest and fees receivable	16,842	11,876
Prepaid expenses and other assets	1,081	640
Deferred financing fees	2,899	3,338
Receivable from unsettled transactions	156	40,994
Total assets	$1,209,792	$967,039
Liabilities:
Accounts payable and accrued liabilities	$980	$854
Interest payable	1,219	515
Administrative fees payable	335	200
Base management fees payable	355	285
Incentive management fees payable	4,383	3,570
Derivative liability	1,227	537
Payable from unsettled transactions	7,458	18,141
Borrowings under credit facility	484,366	458,109
Notes payable (net of deferred financing fees)	99,870	—
Total liabilities	600,193	482,211
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 26,939,328 and 21,614,872 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	27	22
Additional paid-in capital	584,338	465,631
Total distributable earnings	25,234	19,175
Total net assets	609,599	484,828
Total liabilities and net assets	$1,209,792	$967,039
Net asset value per share	$22.63	$22.43
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$13,321	$4,442
Affiliate investments	58	—
Short-term investments	—	6
Total interest income	13,379	4,448
Dividend income:
Non-Control / Non-Affiliate investments	123	—
Affiliate investments	3,667	—
Total dividend income	3,790	—
Fee and other income:
Non-Control / Non-Affiliate investments	1,016	295
Total fee and other income	1,016	295
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,135	309
Total payment-in-kind interest income	1,135	309
Total investment income	19,320	5,052
Operating expenses:
Interest and other financing fees	3,751	1,023
Base management fee (Note 2)	355	88
Incentive management fees (Note 2)	2,323	874
Offering costs	—	67
Professional fees	216	288
Directors fees	75	45
Custody and administrative fees	193	79
Other general and administrative expenses (Note 2)	391	229
Total operating expenses	7,304	2,693
Net investment income before taxes	12,016	2,359
Income taxes, including excise tax expense	—	7
Net investment income after taxes	12,016	2,352

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	190	546
Affiliate investments	39	—
Net realized gains on investments	229	546
Foreign currency transactions	2,688	(339)
Net realized gains	2,917	207
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(6,546)	1,982
Affiliate investments	8,912	(185)
Net unrealized appreciation on investments	2,366	1,797
Foreign currency transactions	(35)	1,754
Net unrealized appreciation	2,331	3,551
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	5,248	3,758
Loss on extinguishment of debt	(181)	—
Net increase in net assets resulting from operations	$17,083	$6,110
Net investment income per share—basic and diluted	$0.54	$0.34
Net increase in net assets resulting from operations per share—basic and diluted	$0.77	$0.88
Dividends/distributions per share:
Total dividends/distributions	$0.51	$0.38
Weighted average shares outstanding—basic and diluted	22,048,100	6,944,860
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	4,976,474	$5	$99,655	$7,731	$107,391
Net investment income	—	—	—	2,352	2,352
Net realized gain on investments / foreign currency transactions	—	—	—	207	207
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,551	3,551
Distributions declared from earnings	—	—	—	(2,930)	(2,930)
Issuance of common stock	2,734,012	3	58,997	—	59,000
Balance, March 31, 2021	7,710,486	$8	$158,652	$10,911	$169,571

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	21,614,871	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	12,016	12,016
Net realized gain on investments / foreign currency transactions	—	—	—	2,917	2,917
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	2,331	2,331
Loss on extinguishment of debt	—	—	—	(181)	(181)
Distributions declared from earnings and dividends reinvested	214,914	—	4,820	(11,024)	(6,204)
Issuance of common stock	5,109,543	5	113,887	—	113,892
Balance, March 31, 2022	26,939,328	$27	$584,338	$25,234	$609,599
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,083	$6,111
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(163,045)	(144,775)
Repayments received / sales of portfolio investments	42,857	19,404
Purchases of short-term investments	—	(49,905)
Sales of short-term investments	—	62,700
Loan origination and other fees received	2,693	3,227
Net realized gain on investments	(229)	(546)
Net realized gain (loss) on foreign currency transactions	(2,688)	339
Net unrealized appreciation of investments	(2,366)	(1,797)
Net unrealized appreciation (depreciation) of foreign currency transactions	35	(1,754)
Payment-in-kind interest	(1,135)	(309)
Amortization of deferred financing fees	260	253
Amortization of offering costs	—	67
Loss on extinguishment of debt	181	—
Accretion of loan origination and other fees	(710)	(221)
Amortization / accretion of purchased loan premium / discount	(258)	(426)
Changes in operating assets and liabilities:
Interest and fees receivables	(5,263)	(1,214)
Prepaid expenses and other assets	512	995
Accounts payable and accrued liabilities	830	187
Interest payable	704	61
Net cash used in operating activities	(110,539)	(107,603)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	95,957	59,298
Repayments of subscription facility	(66,373)	—
Proceeds from notes	100,000	—
Financing fees paid	(133)	(612)
Issuance of common stock	113,892	59,000
Cash dividends / distributions paid	(6,204)	—
Net cash provided by financing activities	237,139	117,686
Net increase in cash and foreign currencies	126,600	10,083
Cash and foreign currencies, beginning of period	45,049	6,506
Cash and foreign currencies, end of period	$171,649	$16,589
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,673	$602
Summary of non-cash financing transactions:
Dividend declared but not paid	$—	$2,930
Dividends/distributions paid through DRIP share issuances	$4,820	$—
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

Accelerant Holdings (0.4%)*(6)	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares, Acquired 01/22)		$2,500	$2,552
				2,500	2,552

Acclime Holdings HK Limited (0.6%)*(3) (6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	$4,023	3,894	3,907
			4,023	3,894	3,907

Acogroup (1.2%)*(3) (6) (7) (14)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 03/22, Due 10/26)	7,488	7,215	7,301
			7,488	7,215	7,301

ADB Safegate (0.8%)*(3) (7) (9)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 10/25)	5,500	5,113	5,118
			5,500	5,113	5,118

Advantage Software Company (The), LLC (0.1%)*(6)	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.94 units, Acquired 12/21)		97	312
		Class A2 Partnership Units (777.09 units, Acquired 12/21)		25	80
		Class B1 Partnership Units (3,012.94 units, Acquired 12/21)		3	2
		Class B2 Partnership Units (777.09 units, Acquired 12/21)		1	1
				126	395

Air Canada 2020-2 Class B Pass Through Trust (0.4%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,057	2,057	2,195
			2,057	2,057	2,195

Air Comm Corporation, LLC (2.7%)* (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	16,707	16,382	16,404
			16,707	16,382	16,404

AIT Worldwide Logistics Holdings, Inc. (0.8%)*(6)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/29)(7) (9)	4,849	4,750	4,744
		Partnership Units (161.64 units, Acquired 04/21)		162	318
			4,849	4,912	5,062

Alpine US Bidco LLC (2.9%)*(6) (7) (8)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156	17,654	17,612
			18,156	17,654	17,612

Amtech LLC (0.2%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(8)	1,363	1,321	1,324
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	—	(4)	(4)
			1,363	1,317	1,320

Anagram Holdings, LLC (1.0%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	5,902	5,547	6,286
			5,902	5,547	6,286

AnalytiChem Holding Gmbh (0.6%)* (3) (6) (7)	Chemicals	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)(22)	968	919	947
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)(14)	1,967	1,926	1,871
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)(9)	614	614	601
			3,549	3,459	3,419

Aptus 1829. GmbH (0.6%)*(3) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (14)	3,477	3,578	3,404
		Preferred Stock (9 Units, Acquired 09/21)		79	77
		Common Stock (32 Units, Acquired 09/21)		8	8
			3,477	3,665	3,489

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Apus Bidco Limited (0.4%)*(3) (6) (7) (20)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	$2,712	$2,772	$2,663
			2,712	2,772	2,663

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (3.4%)*(6) (7) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	21,000	20,517	20,629
			21,000	20,517	20,629

Aquavista Watersides 2 LTD (0.3%)*(3) (6) (7) (20)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	1,757	1,708	1,694
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/22)	—	(1)	(1)
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	439	433	430
			2,196	2,140	2,123

Archimede (1.8%)*(3) (6) (7) (14)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	11,238	11,947	11,047
			11,238	11,947	11,047

Argus Bidco Limited (0.1%)*(3) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(19)	504	495	502
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(9)	119	116	119
			623	611	621

Ascensus, Inc (1.2%)*(6) (7) (9)	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 05/21, Due 08/29)	7,511	7,440	7,436
			7,511	7,440	7,436

Astra Bidco Limited (0.3%)*(3) (6) (7) (19)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	1,683	1,641	1,620
			1,683	1,641	1,620

Avance Clinical Bidco Pty Ltd (0.3%)*(3) (6) (7) (22)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	1,995	1,810	1,914
			1,995	1,810	1,914

AVSC Holding Corp. (0.8%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/20, Due 10/26)(7) (9)	249	232	237
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,886	3,810	4,482
			4,135	4,042	4,719

Azalea Buyer, Inc. (0.6%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(7) (9)	3,070	3,000	3,005
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(7) (9)	—	(6)	(6)
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 05/28)	840	824	825
		Common Stock (128,205.13 Shares, Acquired 11/21)		128	128
			3,910	3,946	3,952

Bariacum S.A. (0.3%)*(3) (6) (7) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	1,891	1,861	1,830
			1,891	1,861	1,830

Beyond Risk Management, Inc. (0.4%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 10/27)	2,426	2,345	2,343
			2,426	2,345	2,343

Bidwax (0.4%)*(3) (6) (7) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	2,336	2,420	2,281
			2,336	2,420	2,281

BigHand UK Bidco Limited (0.2%)*(3) (6) (7) (19)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 01/21, Due 01/28)	1,059	1,039	1,027
			1,059	1,039	1,027

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Blue Ribbon, LLC (2.1%)*(7) (9)	Brewers	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 05/21, Due 05/28)	$12,799	$12,511	$12,530
			12,799	12,511	12,530

Bounteous, Inc. (1.0%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	6,083	5,924	5,933
			6,083	5,924	5,933

Brightline Trains Florida LLC (0.3%)*(6)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	2,000	2,000	1,930
			2,000	2,000	1,930

Brightpay Limited (0.3%)*(3) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	1,854	1,872	1,812
			1,854	1,872	1,812

BrightSign LLC (1.2%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(7) (9)	6,879	6,815	6,762
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(7) (9)	—	(7)	(12)
		LLC units (596,181.48 Units, Acquired 10/21)		596	596
			6,879	7,404	7,346

British Airways 2020-1 Class B Pass Through Trust (0.1%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	783	783	862
			783	783	862

British Engineering Services Holdco Limited (0.4%)*(3) (6) (7) (20)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 7.03%, 7.0% Cash, Acquired 12/20, Due 12/27)	2,373	2,369	2,309
			2,373	2,369	2,309

CAi Software, LLC (1.1%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	6,793	6,661	6,670
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(14)	(13)
			6,793	6,647	6,657

Canadian Orthodontic Partners Corp.(0.3%)*(3) (6) (7) (23)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,635	1,667	1,600
			1,635	1,667	1,600

Carlson Travel, Inc. (0.8%)*	Business Equipment & Services	First Lien Senior Secured Note (8.5% Cash, Acquired 11/21, Due 11/26)	2,898	2,666	2,855
		Common Stock (62,770 Shares, Acquired 11/21)		1,104	1,858
			2,898	3,770	4,713

Ceres Pharma NV (0.3%)*(3) (6) (7) (15)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	2,066	2,063	1,988
			2,066	2,063	1,988

CGI Parent, LLC (3.0%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)(7) (9)	17,796	17,446	17,440
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)(7) (9)	441	408	408
		Preferred Stock (551 Shares, Acquired 02/22)		551	551
			18,237	18,405	18,399

Cineworld Group PLC (0.4%)*(3)	Leisure Products	Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,223	1,099	1,443
		Super Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 07/21, Due 02/25)(7) (10)	666	646	708
		Warrants (371,024 Units, Acquired 12/20)		68	56
			1,889	1,813	2,207

Coastal Marina Holdings, LLC (1.5%)*(6)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	2,450	2,236	2,224
		Subordinated Term Loan (8.0% Cash, Acquired 11/21, Due 11/31)	6,522	5,937	5,915
		LLC Units (273,796 Units, Acquired 11/21)		821	1,088
			8,972	8,994	9,227

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Cobham Slip Rings SAS (0.3%)*(3) (6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 11/21, Due 11/28)	$1,995	$1,948	$1,952
			1,995	1,948	1,952

Core Scientific, Inc. (1.5%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (9.8% Cash, Acquired 03/22, Due 03/25)	9,003	9,093	9,003
			9,003	9,093	9,003

Coyo Uprising GmbH (1.7%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, 3.5% PIK, Acquired 09/21, Due 09/28)(7) (14)	9,561	9,798	9,320
		Class A Units (531 Units, Acquired 09/21)		248	240
		Class B Units (231 Units, Acquired 09/21)		538	632
			9,561	10,584	10,192

Crash Champions (2.3%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	14,750	14,424	14,150
			14,750	14,424	14,150

CSL DualCom (0.2%)*(3) (6) (7) (12)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,180	1,084	1,145
			1,180	1,084	1,145

Cvent, Inc. (0.1%)*(7) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.8% Cash, Acquired 07/20, Due 11/24)	679	608	670
			679	608	670

CVL 3 (1.6%)*(3) (6) (7)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(14)	5,786	5,729	5,655
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(17)	3,382	3,300	3,305
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(14)	779	787	771
			9,947	9,816	9,731

CW Group Holdings, LLC (1.3%)*(6)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(7) (9)	8,022	7,871	7,589
		LLC Units (403,441.04 Units, Acquired 01/21)		403	249
			8,022	8,274	7,838

DecksDirect, LLC (0.2%)*(6)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (8)	727	713	714
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (9)	160	156	156
		LLC Units (1,280.8 Units, Acquired 12/21)		55	55
			887	924	925

Discovery Education, Inc. (0.6%)*(6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	3,941	3,887	3,941
			3,941	3,887	3,941

Dragon Bidco (1.1%)*(3) (6) (7) (15)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	6,898	6,887	6,726
			6,898	6,887	6,726

Dune Group (0.5%)*(3) (6) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(9)	3,177	3,125	3,131
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(14)	202	174	177
			3,379	3,299	3,308

Dwyer Instruments, Inc. (0.8%)*(6) (7) (9)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 07/21, Due 07/27)	5,206	5,098	5,110
			5,206	5,098	5,110

Echo Global Logistics, Inc. (1.8%)*(6)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 7.8% Cash, Acquired 11/21, Due 11/29)(7) (8)	10,605	10,425	10,441
		Partnership Units (289.22 units, Acquired 11/21)		289	289
			10,605	10,714	10,730

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Ellkay, LLC (0.6%)*(6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	$3,752	$3,683	$3,691
			3,752	3,683	3,691

EMI Porta Holdco LLC (1.5%)*(6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	8,924	8,662	8,679
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	259	235	237
			9,183	8,897	8,916

Entact Environmental Services, Inc. (0.6%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	4,033	4,001	3,937
			4,033	4,001	3,937

EPS NASS Parent, Inc. (0.7%)*(6) (7) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	4,229	4,146	4,165
			4,229	4,146	4,165

eShipping, LLC (1.4%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(8)	8,255	8,063	8,079
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	500	479	481
			8,755	8,542	8,560

Events Software BidCo Pty Ltd (0.3%)*(3) (6) (7) (22)	Technology	First Lien Senior Secured Term Loan (BBSY + 5.50%, 5.5% Cash, Acquired 03/22, Due 03/28)	1,924	1,850	1,852
			1,924	1,850	1,852

Ferrellgas L.P. (0.5%)*(3) (6)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 Units, Acquired 3/21)		2,799	3,030
				2,799	3,030

Fineline Technologies, Inc. (0.3%)*(6) (7) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,740	1,711	1,740
			1,740	1,711	1,740

Finexvet (0.2%)*(3) (6) (7) (14)	Consumer Cyclical	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 03/22, Due 03/29)	1,536	1,472	1,467
			1,536	1,472	1,467

FinThrive Software Intermediate Holdings Inc. (0.6%)*	Business Equipment & Services	Preferred Stock (3,188.51 shares, Acquired 03/22)		3,518	3,518
				3,518	3,518

FitzMark Buyer, LLC (0.4%)*(6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/20, Due 12/26)	2,479	2,438	2,429
			2,479	2,438	2,429

Flexential Issuer, LLC (1.5%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	10,000	9,264	9,400
			10,000	9,264	9,400

FragilePak LLC (1.3%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(7) (9)	7,520	7,247	6,899
		Partnership Units (889.3 Units, Acquired 05/21)		889	767
			7,520	8,136	7,666

Front Line Power Construction LLC (0.1%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, 11/28)(6) (7) (9)	700	678	679
		Common Stock (8,898 shares, Acquired 11/21)		23	16
			700	701	695

FSS Buyer LLC (2.4%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(7) (9)	14,814	14,538	14,575
		LP Interest (1,973.6 Units, Acquired 08/21)		20	20
		LP Units (8,677.3 Units, Acquired 08/21)		87	87
			14,814	14,645	14,682

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (0.5%)	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	2,792	2,792	3,043
			2,792	2,792	3,043

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Heartland Veterinary Partners, LLC (0.5%)*(6)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	$3,339	$3,255	$3,261
			3,339	3,255	3,261

Hoffmaster Group Inc. (0.4%)*(7) (9)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,514	2,291	2,390
			2,514	2,291	2,390

Home Care Assistance, LLC (0.7%)*(6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 03/21, Due 03/27)	4,536	4,459	4,459
			4,536	4,459	4,459

Houghton Mifflin Harcourt Publishers Inc. (0.0%)*(7) (8)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	148	141	147
			148	141	147

IGL Holdings III Corp. (0.6%)*(6) (7) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	3,617	3,553	3,555
			3,617	3,553	3,555

IM Square (0.6%)*(3) (6) (7) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	3,560	3,747	3,496
			3,560	3,747	3,496

Infoblox, Inc. (0.5%)*(7) (9)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 12/28)	2,843	2,830	2,781
			2,843	2,830	2,781

Infoniqa Holdings GmbH (0.4%)*(3) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	2,706	2,679	2,640
			2,706	2,679	2,640

Innovad Group II BV (0.6%)*(3) (6) (7) (14)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	4,045	4,181	3,689
			4,045	4,181	3,689

INOS 19-090 GmbH (0.1%)*(3) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	854	906	854
			854	906	854

ITI Intermodal, Inc. (0.1%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	721	706	706
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(2)	(2)
		Common Stock (1,433.4 shares, Acquired 01/22)		144	143
			721	848	847

Jaguar Merger Sub Inc. (d/b/a National Auto Care) (0.4%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	2,722	2,671	2,671
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	—	(6)	(6)
			2,722	2,665	2,665

JetBlue 2019-1 Class B Pass Through Trust (0.3%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,666	1,666	1,775
			1,666	1,666	1,775

JF Acquisition, LLC (0.6%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,633	3,541	3,473
			3,633	3,541	3,473

Jon Bidco Limited (0.8%)*(3) (6) (7) (24)	Healthcare	First Lien Senior Secured Term Loan (BKBM + 5.50%, 6.0% Cash, Acquired 03/22, Due 03/27)	5,029	4,875	4,864
			5,029	4,875	4,864

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Jones Fish Hatcheries & Distributors LLC (0.5%)*(6)	Consumer Products	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 02/28)(7) (10)	$2,785	$2,730	$2,729
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 02/28)(7) (9)	—	(8)	(8)
		LLC Units (974.60 units, Acquired 02/22)		97	97
			2,785	2,819	2,818

Kano Laboratories LLC (1.0%)*(6)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 11/26)(7) (9)	6,422	6,250	6,250
		Partnership Equity (78.7 Units, Acquired 11/20)		79	79
			6,422	6,329	6,329

Kid Distro Holdings, LLC (3.2%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(7) (9)	19,101	18,745	18,783
		LLC Units (850,236.1 units, Acquired 10/21)		851	850
			19,101	19,596	19,633

Kona Buyer, LLC (0.9%)*(6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.5% Cash, Acquired 12/20, Due 12/27)	5,692	5,577	5,635
			5,692	5,577	5,635

LAF International (0.1%)*(3) (6) (7) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 03/21, Due 03/28)	334	356	330
			334	356	330

Lambir Bidco Limited (0.7%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(7) (13)	3,474	3,381	3,345
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(7) (13)	217	207	194
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	982	966	955
			4,673	4,554	4,494

LeadsOnline, LLC (2.1%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.00%, 6.0% Cash, Acquired 02/22, Due 02/28)(7) (9)	13,015	12,792	12,787
		Revolver (LIBOR + 5.00%, 6.0% Cash, Acquired 02/22, Due 02/28)(7) (9)	—	(33)	(34)
		LLC Units (39,370.08 units, Acquired 02/22)		39	39
			13,015	12,798	12,792

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(7) (8)	68	48	64
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(9)	5,824	5,796	5,824
			5,892	5,844	5,888

LivTech Purchaser, Inc. (0.5%)*(6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/21, Due 12/25)	3,319	3,286	3,285
			3,319	3,286	3,285

Marmoutier Holding B.V. (0.3%)*(3) (6) (7) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)	1,902	1,874	1,845
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 6/27)	—	(4)	(4)
			1,902	1,870	1,841

Marshall Excelsior Co. (1.1%)*(6) (7) (17)	Capital Goods	First Lien Senior Secured Term Loan (SOFR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)	6,327	6,218	6,216
		Revolver (SOFR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)	366	349	349
			6,693	6,567	6,565

MC Group Ventures Corporation (0.7%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(7) (9)	3,873	3,783	3,798
		Partnership Equity Units (373.33 units, Acquired 06/21)		373	367
			3,873	4,156	4,165

Median B.V. (0.6%)*(3) (7) (19)	Business Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 7.0% Cash, Acquired 02/22, Due 11/27)	4,082	4,062	3,949
			4,082	4,062	3,949

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
MNS Buyer, Inc. (0.2%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(7) (8)	$921	$904	$906
		Partnership Units (76.92 Units, Acquired 08/21)		77	77
			921	981	983

Modern Star Holdings Bidco Pty Limited (0.3%)*(3) (6) (7) (21)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	2,181	2,067	2,112
			2,181	2,067	2,112

MSG National Properties (0.8%)*(3) (6) (7) (9)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	4,950	4,837	4,925
			4,950	4,837	4,925

Murphy Midco Limited (0.2%)*(3) (6) (7) (20)	Media, Diversified & Production	First Lien Senior Secured Term Loan (SONIA + 5.0%, 5.0% Cash, Acquired 11/20, Due 11/27)	1,050	1,012	1,018
			1,050	1,012	1,018

Music Reports, Inc. (0.9%)*(6) (7) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/20, Due 08/26)	5,355	5,254	5,240
			5,355	5,254	5,240

Napa Bidco Pty Ltd (1.2%)*(3) (6) (7) (22)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.1% Cash, Acquired 03/22, Due 03/28)	7,835	7,298	7,581
			7,835	7,298	7,581

Narda Acquisitionco., Inc. (0.5%)*(6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	2,963	2,913	2,915
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(11)	(11)
		Class B Common Stock (265.88 Shares, Acquired 12/21)		27	27
		Class A Preferred Stock (2,392.92 Shares, Acquired 12/21)		239	244
			2,963	3,168	3,175

Navia Benefit Solutions, Inc. (1.5%)* (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	9,362	9,169	9,213
			9,362	9,169	9,213

Nexus Underwriting Management Limited (0.4%)*(3) (6) (7) (20)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,646	2,631	2,563
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 4/22)	52	52	52
			2,698	2,683	2,615

Northstar Recycling, LLC (0.6%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 9/27)	3,994	3,920	3,928
			3,994	3,920	3,928

Novotech Aus Bidco Pty Ltd (1.5%)*(3) (6) (7)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.75%, 6.3% Cash, Acquired 01/22, Due 01/28)(21)	4,642	4,395	4,537
		First Lien Senior Secured Term Loan (SOFR + 5.75%, 6.3% Cash, Acquired 01/22, Due 01/28)(16)	4,479	4,359	4,355
			9,121	8,754	8,892

OA Buyer, Inc. (1.4%)*(6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	8,501	8,336	8,346
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	—	(26)	(24)
		Partnership Units (210,920.1 units, Acquired 12/21)		211	211
			8,501	8,521	8,533

OAC Holdings I Corp (0.3%)*(6) (7) (17)	Healthcare	First Lien Senior Secured Term Loan (SOFR + 5.0%, 6.0% Cash, Acquired 03/22, Due 04/28)	1,815	1,779	1,779
		Revolver (SOFR + 5.0%, 6.0% Cash, Acquired 03/22, Due 04/28)	343	329	329
			2,158	2,108	2,108

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Odeon Cinemas Group Limited (1.3%)*(3) (6)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	$7,719	$8,123	$7,873
			7,719	8,123	7,873

OG III B.V. (0.9%)*(3) (6) (7) (14)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	5,678	5,954	5,551
			5,678	5,954	5,551

Omni Intermediate Holdings, LLC (2.0%)*(6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	12,373	12,173	12,108
			12,373	12,173	12,108

Oracle Vision Bidco Limited (0.2%)*(3) (6) (7) (20)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,397	1,457	1,391
			1,397	1,457	1,391

Origin Bidco Limited (0.2%)*(3) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	597	582	585
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(14)	369	394	362
			966	976	947

OSP Hamilton Purchaser, LLC (0.4%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)	2,281	2,237	2,239
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)	—	(4)	(3)
			2,281	2,233	2,236

Pacific Health Supplies Bidco Pty Limited (0.1%)*(3) (6) (7) (21)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	875	840	847
			875	840	847

PDQ.Com Corporation (2.4%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(7) (9)	14,917	14,675	14,677
		Class A-2 Partnership Units (86.39 Units, Acquired 08/21)		86	110
			14,917	14,761	14,787

Permaconn BidCo Pty Ltd (0.9%)*(3) (6) (7) (22)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,409	5,023	5,272
			5,409	5,023	5,272

Polara Enterprises, L.L.C. (0.4%)*(6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	2,121	2,081	2,045
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(5)	(10)
		Partnership Units (1,910.22 Units, Acquired 12/21)		191	191
			2,121	2,267	2,226

Policy Services Company, LLC (3.0%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 06/26)(7) (9)	18,595	18,025	17,990
		Warrants - Class A (10,710 units, Acquired 12/21)		—	—
		Warrants - Class B (3,614 units, Acquired 12/21)		—	—
		Warrants - Class CC (372 units, Acquired 12/21)		—	—
		Warrants - Class D (955 units, Acquired 12/21)		—	—
			18,595	18,025	17,990

Premium Franchise Brands, LLC (2.4%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,912	14,650	14,643
			14,912	14,650	14,643

Premium Invest (0.8%)*(3) (6) (7) (14)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	5,007	5,241	5,007
			5,007	5,241	5,007

Preqin MC Limited (0.5%)*(3) (6) (7) (18)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	3,147	3,060	3,091
			3,147	3,060	3,091

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ProfitOptics, LLC (0.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 03/22, Due 02/28)(7) (9)	$708	$694	$694
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 03/22, Due 02/28)(7) (9)	—	(4)	(4)
		Subordinated Term Loan (8.0% Cash, Acquired 03/22, Due 02/29)	32	32	32
		LLC Units (96,774.2 units, Acquired 03/22)		65	65
			740	787	787

Protego Bidco B.V. (0.2%)*(3) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	755	786	745
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	362	373	351
			1,117	1,159	1,096

QPE7 SPV1 BidCo Pty Ltd (0.5%)*(3) (6) (7) (22)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	3,175	2,998	3,136
			3,175	2,998	3,136

Questel Unite (0.5%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(14)	2,400	2,445	2,400
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)(9)	367	363	367
			2,767	2,808	2,767

Recovery Point Systems, Inc. (0.8%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 08/26)(7) (9)	5,046	4,968	5,006
		Partnership Equity (81,313 units, Acquired 03/21)		81	55
			5,046	5,049	5,061

Renovation Parent Holdings, LLC (1.6%)*(6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 11/27)(7) (9)	9,709	9,479	9,497
		Partnership Units (394,736.8 units, Acquired 11/21)		395	395
			9,709	9,874	9,892

REP SEKO MERGER SUB LLC (2.2%)*(6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)(14)	9,478	9,736	9,359
		First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)(9)	4,305	4,201	4,243
			13,783	13,937	13,602

Resonetics, LLC (0.3%)*(6) (7) (9)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	1,859	1,824	1,827
			1,859	1,824	1,827

Reward Gateway (UK) Ltd (1.6%)*(3) (6) (7) (19)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	9,959	10,201	9,728
			9,959	10,201	9,728

Riedel Beheer B.V. (0.3%)*(3) (6) (7) (14)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,858	1,836	1,808
			1,858	1,836	1,808

RPX Corporation (2.5%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	15,505	15,209	15,215
			15,505	15,209	15,215

Safety Products Holdings, LLC (0.8%)*(6)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7) (8)	4,847	4,715	4,832
		Preferred Stock (84.8 units, Acquired 12/20)		85	117
			4,847	4,800	4,949

Scaled Agile, Inc. (0.3%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	1,748	1,707	1,728
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	—	(6)	(3)
			1,748	1,701	1,725

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Serta Simmons Bedding LLC (0.3%)*(7) (8)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	$1,970	$1,788	$1,853
			1,970	1,788	1,853

SISU ACQUISITIONCO., INC. (0.8%)*(6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	4,950	4,869	4,736
			4,950	4,869	4,736

Smartling, Inc. (1.3%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)	8,235	8,058	8,073
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)	—	(11)	(10)
			8,235	8,047	8,063

SN BUYER, LLC (0.8%)*(6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	4,633	4,558	4,633
			4,633	4,558	4,633

SPT Acquico Limited (0.2%)*(3) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	921	901	921
			921	901	921

SSCP Pegasus Midco Limited (0.1%)*(3) (6) (7) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.7% Cash, Acquired 12/20, Due 11/27)	505	457	466
			505	457	466

Starnmeer B.V. (1.4%)*(3) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	8,640	8,519	8,529
			8,640	8,519	8,529

Superjet Buyer, LLC (3.0%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	18,540	18,182	18,200
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(28)	(27)
			18,540	18,154	18,173

Syniverse Holdings, Inc. (0.7%)*(7) (9)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,601	4,187	4,453
			4,601	4,187	4,453

Syntax Systems Ltd (0.7%)*(3) (6) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)	4,158	4,109	4,105
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	333	327	327
			4,491	4,436	4,432

TA SL Cayman Aggregator Corp. (0.2%)*(6)	Technology	Subordinated Term Loan (7.75% PIK, Acquired 07/21, Due 07/28)	966	949	951
		Common Stock (736 Shares, Acquired 07/21)		23	35
			966	972	986

Tank Holding Corp (2.3%)*(6) (7) (16)	Metal & Glass Containers	First Lien Senior Secured Term Loan (SOFR + 6.00%, 6.8% Cash, Acquired 03/22, Due 03/28)	14,345	14,023	14,023
		Revolver (SOFR + 6.00%, 6.8% Cash, Acquired 03/22, Due 03/28)	—	(15)	(15)
			14,345	14,008	14,008

Techone B.V. (0.4%)*(3) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,554	2,524	2,481
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	32	29	29
			2,586	2,553	2,510

Tencarva Machinery Company, LLC (0.6%)*(6) (7) (9)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	3,657	3,586	3,590
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(13)	(12)
			3,657	3,573	3,578

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.6%)*(6)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	$816	$750	$768
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	—	(13)	(11)
		Subordinated Term Loan (7.75% PIK, Acquired 10/21, Due 10/28)	3,210	3,148	3,155
			4,026	3,885	3,912

Trident Maritime Systems, Inc. (2.8%)*(6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	16,873	16,634	16,872
			16,873	16,634	16,872

TSM II Luxco 10 SARL (0.9%)*(3) (6) (7) (15)	Chemical & Plastics	Second Lien Senior Secured Term Loan (EURIBOR + 8.75%, 8.8% Cash, Acquired 03/22, Due 03/27)	5,563	5,329	5,341
			5,563	5,329	5,341

Turbo Buyer, Inc. (1.0%)*(6) (7) (9)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	6,071	5,918	5,888
			6,071	5,918	5,888

Turnberry Solutions, Inc. (1.3%)*(6) (7) (17)	Consumer Cyclical	First Lien Senior Secured Term Loan (SOFR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	8,017	7,876	7,857
			8,017	7,876	7,857

UKFast Leaders Limited (0.2%)*(3) (6) (7) (19)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.12%, 7.1% Cash, Acquired 09/20, Due 09/27)	1,098	1,047	1,074
			1,098	1,047	1,074

Utac Ceram (0.2%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/20, Due 09/27)(14)	779	823	766
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 02/21, Due 09/27)(9)	364	364	358
			1,143	1,187	1,124

Victoria Bidco Limited (1.2%)*(3) (6) (7) (20)	Industrial Machinery	First Lien Senior Secured Term Loan (SONIA + 6.50%, 6.5% Cash, Acquired 03/22, Due 01/29)	7,707	7,652	7,452
			7,707	7,652	7,452

VistaJet Pass Through Trust 2021-1B (1.6%)*(6)	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	10,000	10,000	9,973
			10,000	10,000	9,973

Vital Buyer, LLC (2.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(7) (9)	12,742	12,512	12,742
		Partnership Equity (16,442.9 Units, Acquired 06/21)		164	283
			12,742	12,676	13,025

W2O Holdings, Inc. (0.1%)*(6) (9)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.1% Cash, Acquired 10/20, Due 06/25)	868	868	868
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.7% Cash, Acquired 10/20, Due 06/25)(7)	—	(24)	—
			868	844	868

Willis Engine Structured Trust VI (0.4%)*	Structured Finance	Structured Secured Note - Series 2021-1 Class C (7.4% Cash, Acquired 05/21, Due 05/46)	2,440	2,440	2,207
			2,440	2,440	2,207

Woodland Foods, LLC (1.0%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	5,380	5,277	5,283
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	238	218	219
		Common Stock (777.26 shares, Acquired 12/21)		777	777
			5,618	6,272	6,279

ZB Holdco LLC (0.2%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(7) (9)	1,352	1,313	1,312
		Revolver (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(7) (9)	—	(8)	(8)
		LLC Units (76.34 units, Acquired 03/22)		76	76
			1,352	1,381	1,380

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Zeppelin Bidco Limited (0.4%)*(3) (6) (7) (19)	Services: Business	First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 03/22, Due 03/29)	$2,827	$2,714	$2,701
		Revolver (SONIA + 6.25%, 6.3% Cash, Acquired 03/22, Due 03/23)	—	(1)	(1)
			2,827	2,713	2,700

Subtotal Non–Control / Non–Affiliate Investments (145.6%)			886,257	888,894	888,788

Affiliate Investments: (4)
Banff Partners LP (2.5%)*(3)	Investment Funds & Vehicles	10% Partnership Interest, Acquired 03/21		14,646	15,009
				14,646	15,009

Eclipse Business Capital, LLC (10.2%)*(6)	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	2,246	2,225	2,246
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(8)	1,348	1,287	1,347
		LLC Units (44,197,541 units, Acquired 07/21)		44,396	58,487
			3,594	47,908	62,080

Thompson Rivers LLC (5.1%)*(3)	Investment Funds & Vehicles	6.6% Member Interest, Acquired 06/21		32,318	31,266
				32,318	31,266

Waccamaw River LLC (3.3%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 04/21		20,456	20,022
				20,456	20,022

Subtotal Affiliate Investments (21.2%)			3,594	115,328	128,377

Total Investments, March 31, 2022 (166.8%)*			$889,851	$1,004,222	$1,017,165

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$13,916	A$19,200	BNP Paribas SA	04/08/22	$(481)
Foreign currency forward contract (AUD)	$14,369	A$19,659	HSBC Bank USA	04/08/22	(373)
Foreign currency forward contract (AUD)	A$38,859	$29,102	BNP Paribas SA	04/08/22	38
Foreign currency forward contract (AUD)	$29,465	A$39,283	BNP Paribas SA	07/07/22	(42)

Foreign currency forward contract (CAD)	C$6,151	$4,911	BNP Paribas SA	04/08/22	17
Foreign currency forward contract (CAD)	$370	C$476	BNP Paribas SA	04/08/22	(12)
Foreign currency forward contract (CAD)	$4,439	C$5,675	HSBC Bank USA	04/08/22	(107)
Foreign currency forward contract (CAD)	$4,606	C$5,765	BNP Paribas SA	07/07/22	(11)

Foreign currency forward contract (DKK)	3,481kr.	$518	BNP Paribas SA	04/08/22	1
Foreign currency forward contract (DKK)	$531	3,481kr.	HSBC Bank USA	04/08/22	12
Foreign currency forward contract (DKK)	$531	3,552kr.	BNP Paribas SA	07/07/22	(1)

Foreign currency forward contract (EUR)	€5,000	$5,540	HSBC Bank USA	04/01/22	23
Foreign currency forward contract (EUR)	€38,157	$42,268	BNP Paribas SA	04/08/22	70
Foreign currency forward contract (EUR)	$17,698	€15,800	BNP Paribas SA	04/08/22	167
Foreign currency forward contract (EUR)	$25,362	€22,357	HSBC Bank USA	04/08/22	555
Foreign currency forward contract (EUR)	$43,848	€39,433	BNP Paribas SA	07/07/22	(68)
Foreign currency forward contract (EUR)	$5,562	€5,000	HSBC Bank USA	07/07/22	(7)

Foreign currency forward contract (NZD)	$4,824	NZD$7,000	BNP Paribas SA	04/08/22	(37)
Foreign currency forward contract (NZD)	NZD$7,000	$4,845	BNP Paribas SA	04/08/22	16
Foreign currency forward contract (NZD)	$4,852	NZD$7,023	BNP Paribas SA	07/07/22	(17)

Foreign currency forward contract (GBP)	£342	$447	BNP Paribas SA	04/08/22	3
Foreign currency forward contract (GBP)	$5,939	£4,410	BNP Paribas SA	04/08/22	140
Foreign currency forward contract (GBP)	£4,068	US$5,418	HSBC Bank USA	04/08/22	(69)
Foreign currency forward contract (GBP)	$300	£230	BNP Paribas SA	07/07/22	(2)
Total Foreign Currency Forward Contracts, March 31, 2022					$(185)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Capital Investment Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings” or the “Adviser”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA, BKBM, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of March 31, 2022 represented 166.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.2% of total investments at fair value as of March 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended March 31, 2022 were as follows:

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$12,859	$2,000	$—	$—	$150	$15,009	$—
		12,859	2,000	—	—	150	15,009	—

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	2,341	2	—	—	(97)	2,246	41
	Revolver (LIBOR + 7.25%)	898	451	—	—	(2)	1,347	17
	LLC Units (44,197,541 units)	45,789	—	—	—	12,698	58,487	2,016
		49,028	453	—	—	12,599	62,080	2,074

Thompson Rivers LLC	6.6% Member Interest	34,893	31	—	—	(3,658)	31,266	1,351
		34,893	31	—	—	(3,658)	31,266	1,351

Waccamaw River LLC	20% Member Interest	13,501	6,700	(39)	39	(179)	20,022	300
		13,501	6,700	(39)	39	(179)	20,022	300

Total Affiliate Investments		$110,281	$9,184	$(39)	$39	$8,912	$128,377	$3,725
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2022 was 0.45200%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2022 was 0.96157%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2022 was 1.46986%.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)
(11)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of March 31, 2022 was 1.03540%%.
(12)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of March 31, 2022 was 1.47070%.
(13)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2022 was -0.53200%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2022 was -0.45800%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2022 was -0.36700%.
(16)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2022 was 0.30240%.
(17)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2022 was 0.67512%.
(18)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2022 was 1.07915%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2022 was 0.91610%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2022 was 1.19410%.
(21)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2022 was 0.01270%.
(22)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2022 was 0.23150%.
(23)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2022 was 1.26000%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2022 was 1.49000%.

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

Acclime Holdings HK Limited (0.8%)*(3) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	$4,023	$3,888	$3,895
			4,023	3,888	3,895

ADB Safegate (1.1%)*(3) (7) (9)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 07/25)	5,500	5,091	5,106
			5,500	5,091	5,106

Advantage Software Company (The), LLC (0.0%)*(6)	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.94 Units, Acquired 12/21)		97	97
		Class A2 Partnership Units (777.09 Units, Acquired 12/21)		25	25
		Class B1 Partnership Units (3,012.94 Units, Acquired 12/21)		3	3
		Class B2 Partnership Units 777.09 Units, Acquired 12/21)		1	1
				126	126

Air Canada 2020-2 Class B Pass Through Trust (0.5%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	2,057	2,057	2,274
			2,057	2,057	2,274

Air Comm Corporation, LLC (3.4%)* (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	16,717	16,372	16,358
			16,717	16,372	16,358

AIT Worldwide Logistics Holdings, Inc. (1.1%)*(6)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/29)(7) (9)	4,849	4,747	4,849
		Partnership Units (161.64 Units, Acquired 04/21)		162	319
			4,849	4,909	5,168

Alpine US Bidco LLC (3.7%)*(6) (7) (9)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,157	17,642	17,975
			18,157	17,642	17,975

Amtech LLC (0.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(8)	1,364	1,319	1,318
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	—	(4)	(5)
			1,364	1,315	1,313

Anagram Holdings, LLC (1.3%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	5,758	5,384	6,420
			5,758	5,384	6,420

AnalytiChem Holding Gmbh (0.7%)* (3) (6) (7)	Chemicals	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(18)	937	919	914
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(13)	2,010	1,922	1,896
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(9)	614	614	599
			3,561	3,455	3,409

Aptus 1829. GmbH (0.6%)*(3) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (13)	3,054	3,094	2,986
		Preferred Stock (9 Units, Acquired 09/21)		79	77
		Common Stock (32 Units, Acquired 09/21)		8	8
			3,054	3,181	3,071

Apus Bidco Limited (0.6%)*(3) (6) (7) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	2,790	2,770	2,733
			2,790	2,770	2,733

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (4.3%)*(6) (7) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	21,000	20,504	21,000
			21,000	20,504	21,000

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Aquavista Watersides 2 LTD (0.4%)*(3) (6) (7) (16)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	$1,808	$1,704	$1,725
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	452	433	438
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	—	(1)	(2)
			2,260	2,136	2,161

Archimede (2.3%)*(3) (6) (7) (13)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	11,486	11,938	11,267
			11,486	11,938	11,267

Argus Bidco Limited (0.1%)*(3) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(15)	518	495	518
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(9)	119	116	119
			637	611	637

Ascensus, Inc (1.5%)*(7) (9)	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 05/21, Due 08/29)	7,511	7,439	7,511
			7,511	7,439	7,511

Astra Bidco Limited (0.3%)*(3) (6) (7) (15)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	1,731	1,639	1,656
			1,731	1,639	1,656

Avance Clinical Bidco Pty Ltd (0.4%)*(3) (6) (7) (18)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	1,932	1,807	1,842
			1,932	1,807	1,842

AVSC Holding Corp. (1.0%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/20, Due 10/26)(7) (9)	249	231	231
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	3,791	3,711	4,403
			4,040	3,942	4,634

Azalea Buyer, Inc. (0.8%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	3,070	2,997	2,996
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 05/28)	840	823	823
		Common Stock (108,205.13 Shares, Acquired 11/21)		128	128
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	—	(6)	(6)
			3,910	3,942	3,941

Bariacum S.A. (0.4%)*(3) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	1,933	1,859	1,861
			1,933	1,859	1,861

Beyond Risk Management, Inc. (0.5%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 09/27)	2,427	2,336	2,327
			2,427	2,336	2,327

Bidwax (0.5%)*(3) (6) (7) (13)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	2,388	2,418	2,322
			2,388	2,418	2,322

BigHand UK Bidco Limited (0.0%)*(3) (6) (7) (12)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.4% Cash, Acquired 01/21, Due 01/28)	220	212	212
			220	212	212

Blue Ribbon, LLC (2.6%)*(6) (7) (9)	Brewers	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 05/21, Due 05/28)	12,799	12,502	12,767
			12,799	12,502	12,767

Bounteous, Inc. (1.2%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	6,091	5,919	5,917
			6,091	5,919	5,917

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Brightline Trains Florida LLC (0.4%)*(6)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	$2,000	$2,000	$2,002
			2,000	2,000	2,002

Brightpay Limited (0.3%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	1,728	1,708	1,677
			1,728	1,708	1,677

BrightSign LLC (1.5%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(7) (9)	6,896	6,829	6,827
		LLC units (596,181.48 Units, Acquired 10/21)		596	611
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(7) (9)	—	(7)	(7)
			6,896	7,418	7,431

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	810	810	916
			810	810	916

British Engineering Services Holdco Limited (0.5%)*(3) (6) (7) (16)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	2,441	2,367	2,421
		Revolver (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 06/22)	—	—	(1)
			2,441	2,367	2,420

CAi Software, LLC (1.4%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	6,793	6,658	6,657
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(14)	(14)
			6,793	6,644	6,643

Canadian Orthodontic Partners Corp.(0.3%)*(3) (6) (7) (19)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,575	1,624	1,561
			1,575	1,624	1,561

Carlson Travel, Inc. (1.0%)*	Business Equipment & Services	First Lien Senior Secured Note (8.5% Cash, Acquired 11/21, Due 11/26)	2,898	2,657	2,951
		Common Stock (62,770 Shares, Acquired 11/21)		1,104	2,056
			2,898	3,761	5,007

Ceres Pharma NV (0.4%)*(3) (6) (7) (14)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	2,112	2,060	2,019
			2,112	2,060	2,019

Cineworld Group PLC (0.5%)*(3)	Leisure Products	Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,198	1,067	1,426
		Super Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 07/21, Due 05/24)(7) (10)	666	644	707
		Warrants (371,024 Units, Acquired 12/20)		68	163
			1,864	1,779	2,296

Coastal Marina Holdings, LLC (1.8%)*(6)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	8,804	7,983	7,983
		LLC Units (273,796 Units, Acquired 11/21)		821	821
			8,804	8,804	8,804

Cobham Slip Rings SAS (0.4%)*(3) (6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 11/21, Due 11/28)	1,995	1,946	1,945
			1,995	1,946	1,945

Coyo Uprising GmbH (2.1%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(7) (13)	9,686	9,705	9,418
		Class A Units (531 Units, Acquired 09/21)		248	708
		Class B Units (231 Units, Acquired 09/21)		538	305
			9,686	10,491	10,431

Crash Champions (2.4%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	12,276	11,925	11,826
			12,276	11,925	11,826

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
CSL DualCom (0.2%)*(3) (6) (7) (12)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	$1,214	$1,081	$1,171
			1,214	1,081	1,171

Cvent, Inc. (0.1%)*(7) (8)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.8% Cash, Acquired 07/20, Due 11/24)	679	602	677
			679	602	677

CVL 3 (2.0%)*(3) (6) (7)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(13)	5,912	5,724	5,766
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(20)	3,382	3,298	3,298
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(13)	796	772	788
			10,090	9,794	9,852

CW Group Holdings, LLC (1.7%)*(6)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(7) (9)	8,042	7,885	7,917
		LLC Units (403,441.04 Units, Acquired 01/21)		403	280
			8,042	8,288	8,197

DecksDirect, LLC (0.2%)*(6)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (8)	727	713	713
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (9)	—	(4)	(4)
		LLC Units (1,280.8 Units, Acquired 12/21)		55	55
			727	764	764

Discovery Education, Inc. (0.8%)*(6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	3,951	3,894	3,951
			3,951	3,894	3,951

Dragon Bidco (0.6%)*(3) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	3,070	3,173	3,011
			3,070	3,173	3,011

Dune Group (0.7%)*(3) (6) (7)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(9)	3,177	3,123	3,104
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(13)	207	173	178
			3,384	3,296	3,282

Dwyer Instruments, Inc. (1.1%)*(6) (7) (9)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 07/21, Due 07/27)	5,220	5,099	5,163
			5,220	5,099	5,163

Echo Global Logistics, Inc. (2.2%)*(6)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 11/21, Due 11/29)(7) (9)	10,605	10,421	10,419
		Partnership Units (289.22 units, Acquired 11/21)		289	289
			10,605	10,710	10,708

Ellkay, LLC (0.8%)*(6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	3,762	3,689	3,694
			3,762	3,689	3,694

EMI Porta Holdco LLC (1.7%)*(6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	8,390	8,118	8,115
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(25)	(25)
			8,390	8,093	8,090

Entact Environmental Services, Inc. (0.8%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	4,044	4,010	3,991
			4,044	4,010	3,991

EPS NASS Parent, Inc. (0.9%)*(6) (7) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	4,244	4,154	4,173
			4,244	4,154	4,173

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
eShipping, LLC (1.7%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(8)	$8,276	$8,076	$8,072
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	192	170	170
			8,468	8,246	8,242

Ferrellgas L.P. (0.6%)*(3) (6)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 Units, Acquired 3/21)		2,799	3,146
				2,799	3,146

Fineline Technologies, Inc. (0.4%)*(6) (7) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,745	1,714	1,745
			1,745	1,714	1,745

FitzMark Buyer, LLC (0.5%)*(6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/20, Due 12/26)	2,485	2,443	2,435
			2,485	2,443	2,435

Flexential Issuer, LLC (2.0%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	10,000	9,261	9,755
			10,000	9,261	9,755

FragilePak LLC (1.7%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(7) (8)	7,539	7,247	7,289
		Partnership Units (889.3 Units, Acquired 05/21)		889	878
			7,539	8,136	8,167

Front Line Power Construction LLC (0.1%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, 11/28)(6) (7) (9)	700	678	679
		Common Stock (8,898 shares, Acquired 11/21)		23	19
			700	701	698

FSS Buyer LLC (3.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(7) (9)	14,851	14,561	14,587
		LP Interest (1,973.6 Units, Acquired 08/21)		20	51
		LP Units (8,677.3 Units, Acquired 08/21)		87	224
			14,851	14,668	14,862

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (0.8%)	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	3,157	3,157	3,737
			3,157	3,157	3,737

Heartland Veterinary Partners, LLC (0.7%)*(6)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	3,339	3,252	3,250
			3,339	3,252	3,250

Hoffmaster Group Inc. (0.5%)*(7) (9)	Packaging	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 07/20, Due 11/23)	2,514	2,260	2,333
			2,514	2,260	2,333

Home Care Assistance, LLC (0.9%)*(6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 03/21, Due 03/27)	4,546	4,466	4,455
			4,546	4,466	4,455

Houghton Mifflin Harcourt Publishers Inc. (0.0%)*(7) (8)	Paper Products	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/20, Due 11/24)	148	141	148
			148	141	148

IGL Holdings III Corp. (0.7%)*(6) (7) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	3,625	3,557	3,585
			3,625	3,557	3,585

IM Square (0.7%)*(3) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	3,639	3,724	3,581
			3,639	3,724	3,581

Infoblox, Inc. (0.6%)*(7) (9)	Technology	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 09/20, Due 12/28)	2,843	2,830	2,854
			2,843	2,830	2,854

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Infoniqa Holdings GmbH (0.6%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	$2,766	$2,677	$2,689
			2,766	2,677	2,689

Innovad Group II BV (0.8%)*(3) (6) (7) (13)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	4,134	4,177	3,883
			4,134	4,177	3,883

INOS 19-090 GmbH (0.2%)*(3) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	873	905	872
			873	905	872

ITI Intermodal, Inc. (0.1%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8)	721	705	705
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(9)	—	(2)	(2)
			721	703	703

Jaguar Merger Sub Inc. (d/b/a National Auto Care) (0.5%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	2,543	2,487	2,486
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	—	(6)	(6)
			2,543	2,481	2,480

JetBlue 2019-1 Class B Pass Through Trust (0.4%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	1,666	1,666	1,922
			1,666	1,666	1,922

JF Acquisition, LLC (0.7%)*(6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,642	3,545	3,496
			3,642	3,545	3,496

Kano Laboratories LLC (1.3%)*(6)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 11/26)(7) (10)	6,422	6,243	6,224
		Partnership Equity (78.7 Units, Acquired 11/20)		79	79
			6,422	6,322	6,303

Kid Distro Holdings, LLC (4.0%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/21, Due 10/27)(7) (9)	19,149	18,779	18,766
		Partnership Units (850,236.1 Units, Acquired 10/21)		851	850
			19,149	19,630	19,616

Kona Buyer, LLC (1.2%)*(6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	5,707	5,586	5,707
			5,707	5,586	5,707

LAF International (0.1%)*(3) (6) (7) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	341	356	334
			341	356	334

Lambir Bidco Limited (0.9%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(7) (13)	3,551	3,377	3,405
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	1,003	965	973
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(7) (13)	222	207	209
			4,776	4,549	4,587

Learfield Communications, LLC (1.2%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(7) (8)	68	48	64
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(9)	5,680	5,648	5,683
			5,748	5,696	5,747

LivTech Purchaser, Inc. (0.7%)*(6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/25)	3,533	3,494	3,502
			3,533	3,494	3,502

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Marmoutier Holding B.V. (0.4%)*(3) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)	$1,944	$1,872	$1,880
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 6/27)	—	(4)	(4)
			1,944	1,868	1,876

MC Group Ventures Corporation (0.9%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(7) (9)	3,883	3,789	3,850
		Partnership Equity Units (373.33 units, Acquired 06/21)		373	381
			3,883	4,162	4,231

MNS Buyer, Inc. (0.2%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(7) (8)	921	903	905
		Partnership Units (76.92 Units, Acquired 08/21)		77	78
			921	980	983

Modern Star Holdings Bidco Pty Limited (0.4%)*(3) (6) (7) (17)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	2,112	2,064	2,088
			2,112	2,064	2,088

MSG National Properties (1.0%)*(3) (6) (7) (9)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	4,950	4,830	5,049
			4,950	4,830	5,049

Murphy Midco Limited (0.2%)*(3) (6) (7) (12)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 4.8% Cash, Acquired 11/20, Due 11/27)	1,080	1,010	1,043
			1,080	1,010	1,043

Music Reports, Inc. (1.1%)*(6) (7) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/20, Due 08/26)	5,355	5,249	5,248
			5,355	5,249	5,248

Narda Acquisitionco., Inc. (0.7%)*(6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	2,963	2,911	2,911
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(12)	(12)
		Class B Common Stock (265.88 Shares, Acquired 12/21)		27	27
		Class A Preferred Stock (2,392.92 Shares, Acquired 12/21)		239	239
			2,963	3,165	3,165

Navia Benefit Solutions, Inc. (1.9%)* (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	9,382	9,179	9,300
			9,382	9,179	9,300

Nexus Underwriting Management Limited (0.6%)*(3) (6) (7) (16)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,722	2,628	2,620
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 4/22)	53	52	52
			2,775	2,680	2,672

Northstar Recycling, LLC (0.8%)*(6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 9/27)	3,994	3,917	3,915
			3,994	3,917	3,915

OA Buyer, Inc. (1.8%)*(6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	8,501	8,331	8,331
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	—	(27)	(27)
		Partnership Units (210,920.1 units, Acquired 12/21)		211	211
			8,501	8,515	8,515

Odeon Cinemas Group Limited (1.7%)*(3)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	7,908	8,101	8,066
			7,908	8,101	8,066

OG III B.V. (1.2%)*(3) (6) (7) (13)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	5,960	6,096	5,817
			5,960	6,096	5,817

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Omni Intermediate Holdings, LLC (2.1%)*(6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	$10,578	$10,287	$10,279
			10,578	10,287	10,279

Oracle Vision Bidco Limited (0.3%)*(3) (6) (7) (16)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,437	1,456	1,404
			1,437	1,456	1,404

Origin Bidco Limited (0.2%)*(3) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	597	582	584
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(13)	377	394	369
			974	976	953

OSP Hamilton Purchaser, LLC (0.5%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(8)	2,281	2,235	2,235
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(9)	—	(4)	(4)
			2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited (0.2%)*(3) (6) (7) (18)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	847	838	817
			847	838	817

PDQ.Com Corporation (2.9%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(7) (9)	14,048	13,798	13,787
		Class A-2 Partnership Units (86.39 Units, Acquired 08/21)		86	87
			14,048	13,884	13,874

Permaconn BidCo Pty Ltd (1.0%)*(3) (6) (7) (17)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,236	5,018	5,092
			5,236	5,018	5,092

Polara Enterprises, L.L.C. (0.5%)*(6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	2,121	2,079	2,079
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(5)	(6)
		Partnership Units (1,910.22 Units, Acquired 12/21)		191	191
			2,121	2,265	2,264

Policy Services Company, LLC (3.4%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 06/26)(7) (9)	17,368	16,681	16,678
		Warrants - Class A (10,710 units, Acquired 12/21)		—	—
		Warrants - Class B (3,614 units, Acquired 12/21)		—	—
		Warrants - Class CC (372 units, Acquired 12/21)		—	—
		Warrants - Class D (955 units, Acquired 12/21)		—	—
			17,368	16,681	16,678

Premium Franchise Brands, LLC (3.0%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,988	14,712	14,688
			14,988	14,712	14,688

Premium Invest (1.0%)*(3) (6) (7) (13)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	5,079	5,173	4,997
			5,079	5,173	4,997

Preqin MC Limited (0.6%)*(3) (6) (7) (21)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	3,147	3,057	3,119
			3,147	3,057	3,119

Protego Bidco B.V. (0.2%)*(3) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	771	786	760
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	370	373	357
			1,141	1,159	1,117

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
QPE7 SPV1 BidCo Pty Ltd (0.5%)*(3) (6) (7) (18)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	$2,613	$2,518	$2,572
			2,613	2,518	2,572

Questel Unite (0.6%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(13)	2,453	2,441	2,421
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)(9)	367	362	365
			2,820	2,803	2,786

Recovery Point Systems, Inc. (1.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 08/26)(7) (9)	5,059	4,977	5,059
		Partnership Equity (81,313 Units, Acquired 03/21)		81	65
			5,059	5,058	5,124

Renovation Parent Holdings, LLC (2.0%)*(6)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 11/27)(7) (10)	9,709	9,470	9,466
		Partnership Units (394,736.8 Units, Acquired 11/21)		395	407
			9,709	9,865	9,873

REP SEKO MERGER SUB LLC (2.8%)*(6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)(13)	9,687	9,730	9,541
		First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)(9)	4,230	4,122	4,156
			13,917	13,852	13,697

Resonetics, LLC (0.4%)*(6) (7) (9)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	1,859	1,824	1,822
			1,859	1,824	1,822

Reward Gateway (UK) Ltd (2.0%)*(3) (6) (7) (16)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	9,772	9,702	9,509
			9,772	9,702	9,509

Riedel Beheer B.V. (0.4%)*(3) (6) (7) (13)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,899	1,835	1,843
		Super Senior Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/28)	230	222	223
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	—	(6)	(5)
			2,129	2,051	2,061

RPX Corporation (3.2%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	15,644	15,328	15,323
			15,644	15,328	15,323

Safety Products Holdings, LLC (1.0%)*(6)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7) (8)	4,847	4,704	4,680
		Common Stock (84.8 Units, Acquired 12/20)		85	116
			4,847	4,789	4,796

Scaled Agile, Inc. (0.3%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	1,748	1,705	1,705
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	—	(7)	(7)
			1,748	1,698	1,698

Serta Simmons Bedding LLC (0.4%)*(7) (8)	Home Furnishings	Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 09/20, Due 08/23)	1,975	1,763	1,842
			1,975	1,763	1,842

SISU ACQUISITIONCO., INC. (1.0%)*(6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	4,950	4,865	4,782
			4,950	4,865	4,782

Smartling, Inc. (1.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	8,235	8,051	8,047
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	—	(12)	(12)
			8,235	8,039	8,035

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SN BUYER, LLC (1.0%)*(6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	$4,633	$4,554	$4,633
			4,633	4,554	4,633

SPT Acquico Limited (0.2%)*(3) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	921	900	921
			921	900	921

SSCP Pegasus Midco Limited (0.1%)*(3) (6) (7) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	519	455	509
			519	455	509

Starnmeer B.V. (1.8%)*(3) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	8,640	8,514	8,510
			8,640	8,514	8,510

Superjet Buyer, LLC (3.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	18,540	18,169	18,169
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(29)	(29)
			18,540	18,140	18,140

Syniverse Holdings, Inc. (0.9%)*(7) (9)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/20, Due 03/23)	4,625	4,109	4,592
			4,625	4,109	4,592

Syntax Systems Ltd (0.9%)*(3) (6) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)	4,168	4,117	4,115
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	261	255	255
			4,429	4,372	4,370

TA SL Cayman Aggregator Corp. (0.2%)*(6)	Technology	Subordinated Term Loan (8.8% PIK, Acquired 07/21, Due 07/28)	925	907	909
		Common Stock (736 Shares, Acquired 07/21)		23	30
			925	930	939

Techone B.V. (0.5%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,611	2,521	2,526
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	32	29	29
			2,643	2,550	2,555

Tencarva Machinery Company, LLC (0.7%)*(6) (7) (9)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	3,657	3,593	3,593
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/23)	—	(10)	(10)
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(13)	(13)
			3,657	3,570	3,570

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.8%)*(6)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	815	747	747
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	—	(14)	(14)
		Subordinated Term Loan (7.75% PIK, Acquired 10/21, Due 10/28)	3,210	3,147	3,145
			4,025	3,880	3,878

Trident Maritime Systems, Inc. (3.5%)*(6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	16,873	16,621	16,873
			16,873	16,621	16,873

Turbo Buyer, Inc. (1.2%)*(6) (7) (9)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	6,082	5,935	5,931
			6,082	5,935	5,931

Turnberry Solutions, Inc. (1.5%)*(6) (7) (9)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	7,500	7,362	7,371
			7,500	7,362	7,371

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
UKFast Leaders Limited (0.2%)*(3) (6) (7) (15)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.0%, 7.1% Cash, Acquired 09/20, Due 09/27)	$1,129	$1,045	$1,109
			1,129	1,045	1,109

Utac Ceram (0.2%)*(3) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/20, Due 09/27)(13)	796	822	781
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 02/21, Due 09/27)(9)	364	364	357
			1,160	1,186	1,138

VistaJet Pass Through Trust 2021-1B (2.0%)	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	10,000	10,000	9,811
			10,000	10,000	9,811

Vital Buyer, LLC (2.6%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(7) (9)	12,742	12,500	12,537
		Partnership Equity (16,442.9 Units, Acquired 06/21)		164	171
			12,742	12,664	12,708

W2O Holdings, Inc. (0.2%)*(6) (7) (9)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 06/25)	870	845	870
			870	845	870

Willis Engine Structured Trust VI (0.5%)*	Structured Finance	Structured Secured Note - Series 2021-1 Class C (7.4% Cash, Acquired 05/21, Due 05/46)	2,527	2,527	2,484
			2,527	2,527	2,484

Woodland Foods, LLC (1.3%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	5,380	5,273	5,272
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	80	60	60
		Common Stock (777,260.13 shares, Acquired 12/21)		777	777
			5,460	6,110	6,109

Subtotal Non–Control / Non–Affiliate Investments (155.7%)			753,265	748,497	754,861

Affiliate Investments: (4)
Banff Partners LP (2.6%)*(3)	Investment Funds & Vehicles	10% Partnership Interest, Acquired 03/21		12,646	12,859
				12,646	12,859

Eclipse Business Capital, LLC (10.1%)*(6)	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	2,246	2,225	2,341
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(9)	898	836	898
		LLC Units (44,197,541 units, Acquired 07/21)		44,396	45,789
			3,144	47,457	49,028

Thompson Rivers LLC (7.2%)*(3)	Investment Funds & Vehicles	6.5% Member Interest, Acquired 06/21		32,287	34,893
				32,287	34,893

Waccamaw River LLC (2.8%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 04/21		13,756	13,501
				13,756	13,501

Subtotal Affiliate Investments (22.7%)			3,144	106,146	110,281

Total Investments, December 31, 2021 (178.4%)*			$756,409	$854,643	$865,142

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$12,250	$8,906	HSBC Bank USA	01/06/22	$(1)
Foreign currency forward contract (AUD)	$8,834	A$12,250	HSBC Bank USA	01/06/22	(71)
Foreign currency forward contract (AUD)	$5,503	A$7,659	HSBC Bank USA	04/08/22	(66)

Foreign currency forward contract (CAD)	C$5,580	$4,366	HSBC Bank USA	01/06/22	44
Foreign currency forward contract (CAD)	$4,373	C$5,580	HSBC Bank USA	01/06/22	(36)
Foreign currency forward contract (CAD)	$270	C$349	BNP Paribas SA	04/08/22	(6)
Foreign currency forward contract (CAD)	$4,439	C$5,675	HSBC Bank USA	04/08/22	(44)

Foreign currency forward contract (DKK)	3,526kr.	$537	HSBC Bank USA	01/06/22	2
Foreign currency forward contract (DKK)	$551	3,526kr.	HSBC Bank USA	01/06/22	12
Foreign currency forward contract (DKK)	$531	3,481kr.	HSBC Bank USA	04/08/22	(2)

Foreign currency forward contract (EUR)	€20,807	$23,557	HSBC Bank USA	01/06/22	119
Foreign currency forward contract (EUR)	$5,181	€4,500	BNP Paribas SA	01/06/22	61
Foreign currency forward contract (EUR)	$18,704	€16,307	HSBC Bank USA	01/06/22	149
Foreign currency forward contract (EUR)	$10,436	€9,200	BNP Paribas SA	04/08/22	(54)
Foreign currency forward contract (EUR)	$25,362	€22,357	HSBC Bank USA	04/08/22	(129)

Foreign currency forward contract (GBP)	£8,566	$11,504	HSBC Bank USA	01/06/22	96
Foreign currency forward contract (GBP)	£4,068	$5,418	HSBC Bank USA	04/08/22	88
Foreign currency forward contract (GBP)	$11,472	£8,566	HSBC Bank USA	01/06/22	(129)
Total Foreign Currency Forward Contracts, December 31, 2021					$33
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board the Company determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act, based on, among other things, the input of the Company’s external investment adviser, Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$—	$12,646	$—	$—	$213	$12,859	$—
		—	12,646	—	—	213	12,859	—

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	2,225	—	—	116	2,341	90
	Revolver (LIBOR + 7.25%)	—	835	—	—	63	898	22
	LLC Units (44,197,541 units)	—	44,396	—	—	1,393	45,789	1,770
		—	47,456	—	—	1,572	49,028	1,882

Thompson Rivers LLC	6.5% Member Interest	—	32,287	—	—	2,606	$34,893	2,621
		—	32,287	—	—	2,606	34,893	2,621

Waccamaw River LLC	20% Member Interest	—	13,756	—	—	(255)	$13,501	280
		—	13,756	—	—	(255)	13,501	280

Total Affiliate Investments		$—	$106,145	$—	$—	$4,136	$110,281	$4,783
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
The Company was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, the Company commenced operations and made its first portfolio company investment. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company has elected to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $371.7 billion in assets under management as of March 31, 2022.
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
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2022, BIIL had approximately £14.5 billion in assets under management.
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
For the three months ended March 31, 2022 and 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.4 million and $0.1 million, respectively. As of March 31, 2022, the Base Management Fee of $0.4 million for the three months ended March 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $0.3 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the administration agreement between the Company and the Adviser (the “Administration Agreement”), and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (OID), debt instruments with payment-in-kind (PIK) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
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
For the three months ended March 31, 2022 and 2021, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $1.8 million and $0.4 million, respectively. As of March 31, 2022, the Income-Based Fee of $1.8 million for the three months ended March 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Incentive-Based Fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For both the three months ended March 31, 2022 and 2021, the Company accrued $0.5 million of Capital Gains Fee. As of March 31, 2022, the Capital Gains Fee of $2.6 million accrued since inception was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Capital Gains Fee of $2.1 million accrued since inception was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
• all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and
• costs associated with (a) the monitoring and preparation of regulatory reporting, including filings with the SEC and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three months ended March 31, 2022 and 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $0.2 million, respectively. As of March 31, 2022, the administrative expenses of $0.3 million incurred during the three months ended March 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
3. INVESTMENTS
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC regulated funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2022:
Senior debt and 1st lien notes	$747,135	74%	$744,891	73%	122%
Subordinated debt and 2nd lien notes	97,176	10	97,269	9	16
Structured products	29,002	3	29,455	3	5
Equity shares	63,421	6	79,197	8	13
Equity warrants	68	—	56	—	—
Investments in joint ventures	67,420	7	66,297	7	11
	$1,004,222	100%	$1,017,165	100%	167%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72%	128%
Subordinated debt and 2nd lien notes	91,067	11	92,297	11	19
Structured products	29,477	3	30,900	3	6
Equity shares	56,431	7	59,601	7	12
Equity warrants	68	—	163	—	—
Investments in joint ventures	58,689	7	61,253	7	13
	$854,643	100%	$865,142	100%	178%
During the three months ended March 31, 2022, the Company 21 new investments totaling $127.8 million, made investments in existing portfolio companies totaling $15.9 million and made additional investments in joint venture equity portfolio companies totaling $8.7 million. During the three months ended March 31, 2021, the Company made 18 new investments totaling $126.0 million, made investments in existing portfolio companies totaling $12.6 million and made a new joint venture equity investment totaling $4.6 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Aerospace and Defense	$48,258	4.7%	$48,271	5.6%
Automotive	16,258	1.6	11,826	1.4
Banking, Finance, Insurance and Real Estate	115,848	11.4	99,003	11.5
Beverage, Food and Tobacco	43,299	4.2	42,795	4.9
Capital Equipment	24,052	2.4	17,630	2.0
Chemicals, Plastics, and Rubber	24,863	2.4	19,202	2.2
Construction and Building	9,899	1.0	9,073	1.1
Consumer Goods: Durable	20,121	2.0	12,478	1.4
Consumer Goods: Non-durable	9,342	0.9	9,207	1.1
Containers, Packaging and Glass	21,950	2.2	8,150	0.9
Energy: Oil and Gas	3,030	0.3	3,146	0.4
Environmental Industries	7,865	0.8	7,906	0.9
Healthcare and Pharmaceuticals	78,863	7.7	53,681	6.2
High Tech Industries	80,396	7.9	63,862	7.4
Hotel, Gaming and Leisure	24,233	2.4	24,216	2.8
Investment Funds and Vehicles	66,297	6.5	61,253	7.1
Media: Advertising, Printing and Publishing	9,201	0.9	8,860	1.0
Media: Broadcasting and Subscription	5,304	0.5	5,312	0.6
Media: Diversified and Production	14,189	1.4	14,157	1.6
Services: Business	240,811	23.7	194,120	22.4
Services: Consumer	55,338	5.4	53,624	6.2
Structured Products	20,054	2.0	21,144	2.4
Telecommunications	11,943	1.2	11,965	1.4
Transportation: Cargo	61,004	6.0	59,400	6.9
Transportation: Consumer	4,052	0.4	4,164	0.5
Utilities: Electric	695	0.1	697	0.1
Total	$1,017,165	100.0%	$865,142	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP ("Banff"), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2022, the Company contributed $2.0 million of capital and held a 10.0% partnership interest in Banff. As of March 31, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $15.0 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $131.5 million as of March 31, 2022, as compared to $132.2 million as of December 31, 2021. As of March 31, 2022, Banff’s investments had an aggregate cost of $135.1 million, as compared to $133.7 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Senior debt and 1st lien notes	$131,197	97%	$127,595	97%
Subordinated debt and 2nd lien notes	3,897	3	3,929	3
	$135,094	100%	$131,524	100%
December 31, 2021:
Senior debt and 1st lien notes	$129,777	97%	$128,231	97%
Subordinated debt and 2nd lien notes	3,894	3%	4,000	3%
	$133,671	100%	$132,231	100%
As of both March 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 6.1%.
The industry composition of Banff’s investments at fair value at March 31, 2022 and December 31, 2021, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Aerospace and Defense	$15,262	11.6%	$15,346	11.6%
Banking, Finance, Insurance and Real Estate	22,679	17.3	23,178	17.5
Beverage, Food and Tobacco	5,801	4.4	6,114	4.6
Consumer Goods: Non-durable	6,368	4.8	6,422	4.9
Containers, Packaging and Glass	5,750	4.4	5,705	4.3
Healthcare and Pharmaceuticals	16,092	12.3	15,760	11.9
High Tech Industries	17,689	13.4	17,511	13.2
Media: Advertising, Printing and Publishing	3,465	2.6	3,474	2.6
Media: Diversified and Production	2,434	1.9	2,498	1.9
Services: Business	21,839	16.6	21,776	16.5
Services: Consumer	9,627	7.3	9,773	7.4
Telecommunications	3,300	2.5	3,386	2.6
Transportation: Cargo	1,218	0.9	1,288	1.0
Total	$131,524	100%	$132,231	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at March 31, 2022 and December 31, 2021, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Australia	$6,572	5.0%	$6,426	4.9%
Belgium	5,801	4.4	6,114	4.6
Canada	2,798	2.1	2,729	2.1
France	31,258	23.8	31,521	23.9
Germany	3,027	2.3	3,075	2.3
Netherlands	8,083	6.2	8,080	6.1
United Kingdom	28,580	21.7	28,496	21.5
USA	45,405	34.5	45,790	34.6
Total	$131,524	100%	$132,231	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both March 31, 2022 and December 31, 2021, the Company had sold $143.0 million of its investments to Banff. For the three months ended December 31, 2021, the Company realized a loss on the sales of its investments to Banff of $1.1 million. As of December 31, 2021, the Company had $39.9 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Audited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
The Company has determined that Banff is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Banff as it is not a substantially wholly owned investment company subsidiary. In addition, Banff is not an operating company and the Company does not control Banff due to the allocation of voting rights among Banff members.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2022. As of March 31, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2022, Thompson Rivers declared $20.0 million in dividends, of which $1.4 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of March 31, 2022, Thompson Rivers had $2.7 billion in Ginnie Mae early buyout loans and $117.4 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of March 31, 2022, Thompson Rivers had 14,270 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 3.9%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Federal Housing Administration (“FHA”) loans	$2,399,678	90%	$2,381,614	90%
Veterans Affairs (“VA”) loans	277,194	10	271,393	10
	$2,676,872	100%	$2,653,007	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93	$2,839,495	93
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $572.4 million and $694.8 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $1,087.3 million and $1,245.2 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $749.7 million and $933.1 million outstanding as of March 31, 2022 and December 31, 2021, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of March 31, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318		$32,287
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.4 million of total contributed capital by related parties.

Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $20.4 million (including approximately $1.7 million of recallable return of capital) has been funded as of March 31, 2022. As of March 31, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $102.1 million (including $14.0 million of recallable return of capital) has been funded.
On March 31, 2022, Waccamaw River declared $1.5 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2022, Waccamaw River had $89.7 million in unsecured consumer loans and $8.5 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of March 31, 2022, Waccamaw River had 7,964 outstanding loans with an average loan size of $11,522, remaining average life to maturity of 45.9 months and weighted average interest rate of 10.9%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
The Company has determined that Waccamaw River is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of March 31, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation	$22,150		$15,450
Total contributed capital by all members	$116,120	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)		$(1,730)
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$4,580		$11,280
Total unfunded commitments by all members	$22,900	(3)	$56,400	(5)
(1)Includes $71.8 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $13.7 million of unfunded commitments by related parties.
(4)Includes $51.7 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. As of March 31, 2022 and December 31, 2021, $1.3 million and $0.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
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
Investment Valuation Process
The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee.
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
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company’s middle-market, private debt and equity investments are generally valued using Level 3 inputs.
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
Valuation of Investments in Banff, Thompson Rivers and Waccamaw River
As Banff, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Company estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$553,892	Yield Analysis	Market Yield	5.5% – 17.4%	8.4%	Decrease
	128,380	Recent Transaction	Transaction Price	96.8% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	58,949	Yield Analysis	Market Yield	6.7% – 13.9%	10.3%	Decrease
	32	Recent Transaction	Transaction Price	100%	100.0%	Increase
Structured products	9,973	Discounted Cash Flow Analysis	Discount Rate	6.3%	6.3%	Decrease
Equity shares(3)	69,166	Market Approach	Adjusted EBITDA Multiple	6.1x – 50.0x	11.1x	Increase
	1,609	Recent Transaction	Transaction Price	$0.67 – $1,000	$396.61	Increase
(1) Excludes investments with an aggregate fair value amounting to $14,728, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $30,389, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3)Excludes investments with an aggregate fair value amounting to $3,030, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2021 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$320,216	Yield Analysis	Market Yield	5.2% – 16.2%	7.4%	Decrease
	243,352	Recent Transaction	Transaction Price	97.0% – 99.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	39,802	Yield Analysis	Market Yield	5.3% – 9.9%	9.1%	Decrease
	19,049	Recent Transaction	Transaction Price	97.0% – 98.3%	98.0%	Increase
Equity shares(3)	51,487	Market Approach	Adjusted EBITDA Multiple	6.5x – 54.0x	15.3x	Increase
	2,893	Recent Transaction	Transaction Price	$1 – $1000	$119	Increase
(1) Excludes investments with an aggregate fair value amounting to $20,721, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $17,975, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $3,146, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

The following tables present the Company’s investment portfolio at fair value as of March 31, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$47,891	$697,000	$744,891
Subordinated debt and 2nd lien notes	—	7,899	89,370	97,269
Structured products	—	19,482	9,973	29,455
Equity shares	16	5,376	73,805	79,197
Equity warrants	—	56	—	56
Short-term investments	—	—	—	—
Investments subject to leveling	$16	$80,704	$870,148	$950,868
Investments in joint ventures(1)				66,297
				$1,017,165
(1) The Company's investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet.

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,640	$584,289	$620,929
Subordinated debt and 2nd lien notes	—	15,471	76,826	92,297
Structured products	—	30,900	—	30,900
Equity shares	19	2,056	57,526	59,601
Equity warrants	—	163	—	163
Investments subject to leveling	$19	$85,230	$718,641	$803,890
Investment in joint ventures (1)				$61,253
				$865,143

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)The Company's investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$718,641
New investments	126,891	5,811	—	3,472	136,174
Transfers into (out of) Level 3	(7,606)	7,511	9,811	—	9,716
Proceeds from sales of investments	(237)	—	—	—	(237)
Loan origination fees received	(2,711)	18	—	—	(2,693)
Principal repayments received	(1,499)	—	—	—	(1,499)
Payment in kind interest earned	259	210	—	—	469
Accretion of loan discounts	7	14	—	—	21
Accretion of deferred loan origination revenue	642	34	—	—	676
Realized gain	208	—	—	—	208
Unrealized appreciation (depreciation)	(3,243)	(1,054)	162	12807	8,672
Fair value, end of period	$697,000	$89,370	$9,973	$73,805	$870,148

Three Months Ended March 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,325	$1,236	$122	$126,683
New investments	129,988	5,014	729	135,731
Transfers into Level 3	—	—	85	85
Proceeds from sales of investments	(44,997)	—	—	(44,997)
Loan origination fees received	(3,088)	(139)	—	(3,227)
Principal repayments received	(417)	—	—	(417)
Accretion of loan discounts	6	—	—	6
Accretion of deferred loan origination revenue	190	4	—	194
Realized gain	516	—	—	516
Unrealized appreciation (depreciation)	(781)	14	18	(749)
Fair value, end of period	$206,742	$6,129	$954	$213,825
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $8.8 million during the three months ended March 31, 2022, was related to portfolio company investments that were still held by the Company as of March 31, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $0.4 million during the three months ended March 31, 2021, was related to portfolio company investments that were still held by the Company as of March 31, 2021.
Exclusive of short-term investments, during the three months ended March 31, 2022, the Company made investments of approximately $134.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2022, the Company made investments of $17.6 million in portfolio companies to which it was previously committed to provide such financing.
Exclusive of short-term investments, during the three months ended March 31, 2021, the Company made investments of approximately $140.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2021, the Company made investments of $2.6 million in portfolio companies to which it was previously committed to provide such financing.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2022, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$688	$200
Management, valuation and other fees	270	74
Total Recurring Fee Income	958	274
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	22	21
Advisory, loan amendment and other fees	36	—
Total Non-Recurring Fee Income	58	21
Total Fee Income	$1,016	$295
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
Other General and Administrative Expenses
Other general and administrative expenses include bank service fees and expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Concentration of Credit Risk
As of both March 31, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2022 and December 31, 2021, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 6.1% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2022, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of March 31, 2022 the Company held nine investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, one investment that was denominated in New Zealand dollars, 31 investments that were denominated in Euros and 18 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held six investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 28 investments that were denominated in Euros and 15 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2022 and March 31, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (loss), as appropriate.
For federal income tax purposes, the cost of investments owned as of March 31, 2022 and December 31, 2021 was approximately $1,004.2 million and $854.7 million, respectively. As of March 31, 2022, net unrealized appreciation on the Company's investments (tax basis) was approximately $18.2 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $28.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $10.3 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $15.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $20.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $4.7 million
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited and Audited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited and Audited Consolidated Balance Sheet. As of March 31, 2022, the Company recorded a net deferred tax liability of $0.1 million pertaining to tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2022	March 31, 2022	December 31, 2021
Subscription Facility:
September 21, 2020	NA	NA	$—	$67,954
Total Subscription Facility			$—	$67,954
Credit Facility:
January 15, 2021	April 30, 2026	2.482%	$484,366	$390,155
Total Credit Facility			$484,366	$390,155
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$—
(Less: Deferred financing fees)			$(130)	$—
Total Notes			$99,870	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 204.3% as of March 31, 2022.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
September 2020 Subscription Facility
On September 21, 2020, the Company entered into a revolving credit agreement (as subsequently amended, the “September 2020 Subscription Facility”) with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility initially allowed the Company to borrow up to $160 million, reduced to $110 million in October 2021, at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which was based on unused capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors).
The amount of permissible borrowings under the September 2020 Subscription Facility could be increased to an agreed-upon amount with the consent of the administrative agent. The September 2020 Subscription Facility had a maturity date of September 21, 2022. On March 25, 2022, following the repayment of all borrowings, interest, and fees payable thereunder, and at the election of the Company, the September 2020 Subscription Facility was terminated, including all commitments and obligations with Société Générale to lend and make advances to the Company. In connection with the termination, the pro rata portion of the unamortized deferred financing costs related to the September 2020 Subscription Facility was written off and recognized as a loss on extinguishment of debt in the Company’s Unaudited Consolidated Statements of Operations.
Borrowings under the September 2020 Subscription Facility bore interest at a rate equal to, at the election of the Company, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by the Company or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by the Company, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. The Company was required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
The Company and the administrative agent, for the benefit of the secured parties, entered into a borrower security agreement pursuant to which the Company’s obligations under the September 2020 Subscription Facility were secured by a first-priority security interest in the Company’s right, title and interest in the capital commitments of the Company’s investors. In addition, the Company and the administrative agent, for the benefit of the secured parties, entered into a borrower pledge of collateral account pursuant to which the Company’s obligations under the September 2020 Subscription Facility were secured by a first-priority security interest in the Company’s account held at State Street Bank and all of the Company’s right, title and interest in the amounts or property held in such account.
The Company has made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility were subject to the leverage restrictions applicable to the Company that are contained in the 1940 Act.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
ING Capital Credit Facility
On January 15, 2021, the Company entered into the ING Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, the Company amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, the Company entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, the Company had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. Subsequent to quarter-end, on April 25, 2022, the Company amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million and (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants.
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to the Company’s election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The Company pays a commitment fee on undrawn amounts under the ING Credit Facility. In connection with the amendment to the ING Credit Facility on April 25, 2022, the Company replaced the LIBOR benchmark provisions under the ING Credit Facility with SOFR benchmark provisions.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of March 31, 2022, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2022, the Company had U.S. dollar borrowings of $370.0 million under the ING Credit Facility with an interest rate of 2.528% (one month LIBOR of 0.378%), borrowings denominated in British pounds sterling of £33.2 million ($43.7 million U.S. dollars) with an interest rate of 2.627% (one month GBP LIBOR of 0.477%) and borrowings denominated in Euros of €63.5 million ($70.7 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
“unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of March 31, 2022, the fair value of the borrowings outstanding under the ING Credit Facility was $484.4 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2027 Notes
On February 22, 2022, the Company entered into a Note Purchase Agreement (the “February 2022 NPA”) governing the issuance of $100.0 million in aggregate principal amount of senior unsecured notes due February 22, 2027 (the “February 2027 Notes”), in each case, to qualified institutional investors in a private placement. The February 2027 Notes were delivered and paid for on February 22, 2022.
The February 2027 Notes, for which the Company is required to obtain an initial rating by June 30, 2022, have a fixed interest rate of 4.75% per year, subject to a step up of (x) 1.25% per year, to the extent that the initial rating for the February 2027 Notes does not satisfy certain investment grade rating conditions, and (y) at any time after the Company has received an investment grade rating for the February 2027 Notes, 0.75% per year, to the extent the February 2027 Notes thereafter fail to satisfy certain investment grade rating conditions.
The February 2027 Notes will mature on February 22, 2027 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the February 2022 NPA. Interest on the February 2027 Notes will be due semiannually in February and August of each year, beginning in August 2022. In addition, the Company is obligated to offer to repay the February 2027 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2022 NPA, the Company may redeem the February 2027 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 22, 2026, a make-whole premium.
The February 2022 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, liens, restricted payments, and investments. In addition, the February 2022 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The February 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February 2027 Notes at the time outstanding may declare all February 2027 Notes then outstanding to be immediately due and payable.
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2022, the Company was in compliance with all covenants under the February 2022 NPA.
The February 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February 2027 Notes have not and will not be registered under the Securities Act or any state securities

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of March 31, 2022, the fair value of the February 2027 Notes was $94.9 million. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the Company's foreign currency forward contracts as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$13,916	A$19,200	04/08/22	$(481)	Derivative liability
Foreign currency forward contract (AUD)	$14,369	A$19,659	04/08/22	(373)	Derivative liability
Foreign currency forward contract (AUD)	A$38,859	$29,102	04/08/22	38	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$29,465	A$39,283	07/07/22	(42)	Derivative liability

Foreign currency forward contract (CAD)	C$6,151	$4,911	04/08/22	17	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$370	C$476	04/08/22	(12)	Derivative liability
Foreign currency forward contract (CAD)	$4,439	C$5,675	04/08/22	(107)	Derivative liability
Foreign currency forward contract (CAD)	$4,606	C$5,765	07/07/22	(11)	Derivative liability

Foreign currency forward contract (DKK)	3,481kr.	$518	04/08/22	1	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$531	3,481kr.	04/08/22	12	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$531	3,552kr.	07/07/22	(1)	Derivative liability

Foreign currency forward contract (EUR)	€5,000	$5,540	04/01/22	23	Prepaid expense and other assets
Foreign currency forward contract (EUR)	€38,157	$42,268	04/08/22	70	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$17,698	€15,800	04/08/22	167	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$25,362	€22,357	04/08/22	555	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$43,848	€39,433	07/07/22	(68)	Derivative liability
Foreign currency forward contract (EUR)	$5,562	€5,000	07/07/22	(7)	Derivative liability

Foreign currency forward contract (NZD)	£4,824	NZD$7,000	04/08/22	(37)	Derivative liability
Foreign currency forward contract (NZD)	NZD$7,000	$4,845	04/08/22	16	Prepaid expense and other assets
Foreign currency forward contract (NZD)	£4,852	NZD$7,023	07/07/22	(17)	Derivative liability

Foreign currency forward contract (GBP)	£342	$447	04/08/22	3	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$5,939	£4,410	04/08/22	140	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£4,068	$5,418	04/08/22	(69)	Derivative liability
Foreign currency forward contract (GBP)	$300	£230	07/07/22	(2)	Derivative liability
Total				$(185)

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$12,250	A$8,906	01/06/22	$(1)	Derivative liability
Foreign currency forward contract (AUD)	A$8,834	$12,250	01/06/22	(71)	Derivative liability
Foreign currency forward contract (AUD)	$5,503	€7,659	04/08/22	(66)	Derivative liability

Foreign currency forward contract (CAD)	€5,580	$4,366	01/06/22	44	Prepaid expense and other assets
Foreign currency forward contract (CAD)	€4,373	$5,580	01/06/22	(36)	Derivative liability
Foreign currency forward contract (CAD)	$270	£349	04/08/22	(6)	Derivative liability
Foreign currency forward contract (CAD)	$4,439	£5,675	04/08/22	(44)	Derivative liability

Foreign currency forward contract (DKK)	£3,526	$537	01/06/22	2	Prepaid expense and other assets
Foreign currency forward contract (DKK)	£551	$3,526	01/06/22	12	Prepaid expense and other assets
Foreign currency forward contract (DKK)	£531	$3,481	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	£20,807	$23,557	01/06/22	119	Prepaid expense and other assets
Foreign currency forward contract (EUR)	£5,181	$4,500	01/06/22	61	Prepaid expense and other assets
Foreign currency forward contract (EUR)	£18,704	$16,307	01/06/22	149	Prepaid expense and other assets
Foreign currency forward contract (EUR)	£10,436	$9,200	04/08/22	(54)	Derivative liability
Foreign currency forward contract (EUR)	£25,362	$22,357	04/08/22	(129)	Derivative liability

Foreign currency forward contract (GBP)	£8,566	$11,504	01/06/22	96	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£4,068	$5,418	04/08/22	88	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£11,472	$8,566	01/06/22	(129)	Derivative liability
Total				$33
As of March 31, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $(0.2) million and $33,665, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of March 31, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of March 31, 2022, all commitments have been funded.
As of December 31, 2021, the Company had $568.5 million in total capital commitments from investors ($211.1 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($1.5 million unfunded) and $95.0 million was from MassMutual ($28.6 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$141	$141
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	776	776
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	108	108
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,150	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	227	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	2,526	2,582
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	146	151
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	915	941
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	748	769
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,081	1,046

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	668	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	217	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	127	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	115	160
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	975	996
CGI Parent, LLC(1)(2)	Revolver	1,212	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,053	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	237	2,712
CSL DualCom(1)(4)	Acquisition Term Loan	1,208	1,242
DecksDirect, LLC(1)	Revolver	58	218
Dune Group(1)(3)	Delayed Draw Term Loan	1,022	1,044
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,094	1,094
Eclipse Business Capital, LLC(1)	Revolver	5,390	5,840
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	4,805	5,339
EMI Porta Holdco LLC(1)	Revolver	1,012	1,271
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	425	425
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	622	930
Events Software BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	481	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240	240
Finexvet(1)(2)(3)	Acquisition Facility	967	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	3,779	3,779
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	235	235
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	360	360
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,180	1,206
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	859	878
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,781	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	958	—
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,903	1,574
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	651	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,303	1,332
LeadsOnline, LLC(1)(2)	Revolver	1,952	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	130	316
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	396	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	159	162
Marshall Excelsior Co.(1)(2)	Revolver	633	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	861	861
Modern Star Holdings Bidco Pty Limited(1)(5)	CapEx Term Loan	371	360
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	881	906
Narda Acquisitionco., Inc.(1)	Revolver	684	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	4,338	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	52	53
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	962	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility C	1,042	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	343	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	1,217	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	355	343
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	—	868
Polara Enterprises, L.L.C.(1)(2)	Revolver	273	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	1,579	2,632
Premium Invest(1)(2)(3)	Acquisition Facility	779	834
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	219	224
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term loan	—	461
Questel Unite(1)(2)(3)	Incremental Term Loan	2,881	2,944
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	653	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	804	1,301
Riedel Beheer B.V.(1)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	150	153
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,594	2,594
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Smartling, Inc.(1)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)	Revolver	588	588
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,842	1,895
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Revolver	264	336
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	475	485
Techone B.V.(1)(2)(3)	Revolver	127	129
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	591	591
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,493	1,494
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,623	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	790	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,549	1,549
Waccamaw River(2)	Joint Venture	4,580	11,280
Woodland Foods, LLC(1)	Revolver	810	967
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)(2)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,736	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	289	—
Total unused commitments to extend financing		$114,098	$116,977
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
(7)Actual commitment amount is denominated in New Zealand dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
COVID-19 Developments
During the three months ended March 31, 2022, the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value at beginning of period	$22.43	$21.58
Net investment income(1)	0.54	0.34
Net realized gain on investments / foreign currency transactions(1)	0.13	0.03
Net unrealized appreciation on investments / foreign currency transactions(1)	0.11	0.51
Total increase from investment operations(1)	0.78	0.88
Dividends declared from net investment income	(0.44)	(0.34)
Dividends declared from realized gains	(0.07)	(0.04)
Total dividends declared	(0.51)	(0.38)
Loss on extinguishment of debt(1)	(0.01)	—
Other(2)	(0.06)	(0.09)
Net asset value at end of period	$22.63	$21.99
Shares outstanding at end of period	26,939,328	7,710,486
Net assets at end of period	$609,599	$169,571
Average net assets	$487,448	$148,878
Ratio of total expenses to average net assets (annualized)(3)	6.14%	7.25%
Ratio of net investment income to average net assets (annualized)(3)	9.71%	6.32%
Portfolio turnover ratio (annualized)	0.36%	33.24%
Total return(4)	3.19%	3.66%
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
(3)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(4)Total return is calculated as the change in net asset value ("NAV") per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
Subsequent to March 31, 2022, the Company made approximately $101.1 million of new commitments, of which $76.3 million closed and funded. The $76.3 million of investments consists of $64.1 million of first lien senior secured debt investments, $9.2 million of second lien senior secured and subordinated debt investments and $2.9 million of equity investments. The weighted average yield of the debt investments was 7.3%. In addition, the Company funded $8.2 million of previously committed delayed draw term loans.
On April 25, 2022, the Company amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the LIBOR benchmark provisions under the ING Credit Facility with SOFR benchmark provisions.
On May 5, 2022, the Board declared a quarterly dividend of $0.52 per share payable on June 15, 2022 to holders of record as of June 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are externally managed by Barings LLC ("Barings"), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). An externally-managed business development company (“BDC”) generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and an administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of an investment advisory agreement (the "Advisory Agreement") and an administration agreement (the "Administration Agreement").
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
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of both March 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.0%.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings has now adopted a hybrid working model globally while maintaining service levels to our partners and clients. Barings’ return-to-office taskforce continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $290.9 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2022, BIIL had approximately £14.5 billion in assets under management.
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
Portfolio Investment Composition
The total value of our investment portfolio was $1,017.2 million as of March 31, 2022, as compared to $865.1 million as of December 31, 2021. As of March 31, 2022, we had investments in 172 portfolio companies with an aggregate cost of $1,004.2 million. As of December 31, 2021, we had investments in 151 portfolio companies with an aggregate cost of $854.6 million. As of both March 31, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Senior debt and 1st lien notes	$747,135	74%	$744,891	73%
Subordinated debt and 2nd lien notes	97,176	10	97,269	9
Structured products	29,002	3	29,455	3
Equity shares	63,421	6	79,197	8
Equity warrants	68	—	56	—
Investments in joint ventures	67,420	7	66,297	7
	$1,004,222	100%	$1,017,165	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72
Subordinated debt and 2nd lien notes	91,067	11	92,297	11
Structured products	29,477	3	30,900	3
Equity shares	56,431	7	59,601	7
Equity warrants	68	—	163	—
Investments in joint ventures	58,689	7	61,253	7
	$854,643	100%	$865,142	100%
Investment Activity
During the three months ended March 31, 2022, we made 21 new investments totaling $127.8 million, made investments in existing portfolio companies totaling $15.9 million and made additional investments in joint venture equity portfolio companies totaling $8.7 million. We received $2.0 million of portfolio company principal payments and sold $0.2 million of loans, recognizing a net realized gain on these transactions of $0.2 million.
During the three months ended March 31, 2021, we made 18 new investments totaling $126.0 million, made investments in existing portfolio companies totaling $12.6 million and made a new joint venture equity investment totaling $4.6 million. We received $1.4 million of portfolio company principal payments and sold $15.5 million of loans, recognizing a net realized gain on these transactions of $0.4 million. In addition, we sold $29.9 million of middle-market portfolio company debt investments to our joint venture, realizing a gain on these transactions of $0.1 million.
Total portfolio investment activity for the three months ended March 31, 2022 and 2021 was as follows:

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	130,953	5,811	—	6,990		8,731	152,485
Proceeds from sales of investments	(276)	—	—	—	—	—	(276)
Loan origination fees received	(2,711)	18	—	—	—	—	(2,693)
Principal repayments received	(1,532)	—	(478)	—	—	—	(2,010)
Payment-in-kind interest earned	668	210	—	—	—	—	878
Accretion of loan discount	219	36	3	—	—	—	258
Accretion of deferred loan origination revenue	675	35	—	—	—	—	710
Realized gain	229	—	—	—	—	—	229
Unrealized appreciation (depreciation)	(4,262)	(1,138)	(970)	12,606	(107)	(3,687)	2,442
Fair value, end of period	$744,891	$97,269	$29,455	$79,197	$56	$66,297	$1,017,165

Three Months Ended March 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$164,239	$9,022	$10,383	$207	$112	$—	$31,100	$215,062
New investments	129,987	5,014	—	3,529	—	4,642	49,905	193,077
Proceeds from sales of investments	(45,408)	—	—	—	—	—	(62,700)	(108,108)
Loan origination fees received	(3,088)	(139)	—	—	—	—	—	(3,227)
Principal repayments received	(973)	—	(390)	—	—	—	—	(1,363)
Payment-in-kind interest earned	306	—	—	—	—	—	—	306
Accretion of loan premium/ discount	423	3	—	—	—	—	—	426
Accretion of deferred loan origination revenue	217	4	—	—	—	—	—	221
Realized gain	546	—	—	—	—	—	—	546
Unrealized appreciation (depreciation)	1,085	135	550	18	195	(185)	(1)	1,797
Fair value, end of period	$247,334	$14,039	$10,543	$3,754	$307	$4,457	$18,304	$298,737
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both March 31, 2022 and December 31, 2021, we had no non-accrual assets.
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
Operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Total investment income	$19,320	$5,052
Total operating expenses	7,304	2,693
Net investment income before taxes	12,016	2,359
Income taxes, including excise tax expense	—	7
Net investment income after taxes	12,016	2,352
Net realized gains	2,917	207
Net unrealized appreciation	2,331	3,551
Net realized gains and unrealized appreciation on investments and foreign currency borrowings	5,248	3,758
Loss on extinguishment of debt	(181)	—
Net increase in net assets resulting from operations	$17,083	$6,110
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Investment income:
Interest income	$13,379	$4,448
Dividend income	3,790	—
Fee and other income	1,016	295
Payment-in-kind interest income	1,135	309
Total investment income	$19,320	$5,052
The change in investment income for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to an increase in the average size of our portfolio, dividends from portfolio companies and joint venture investments and payment-in-kind (“PIK”) interest income. For the three months ended March 31, 2022, dividends from portfolio companies and joint venture investments were $3.8 million, compared to zero for the three months ended March 31, 2021. For the three months ended March 31, 2022, PIK interest income was $1.1 million, as compared to $0.3 million for the three months ended March 31, 2021.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Operating expenses:
Interest and other financing fees	$3,751	$1,023
Base management fee	355	88
Incentive fee	2,323	874
Offering costs	—	67
Professional fees	216	288
Directors fees	75	45
Custody and administrative fees	193	79
Other general and administrative expenses	391	229
Total operating expenses	$7,304	$2,693
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2022 were attributable to borrowings under the February 2027 Notes, the September 2020 Subscription Facility and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The September 2020 Subscription Facility was repaid on March 25, 2022 and subsequently terminated. Interest and other financing fees during the three months ended March 31, 2021 were attributable to borrowings under the September 2020 Subscription Facility and the ING Credit Facility.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2022 and 2021, the amount of base management fee incurred was $0.4 million and $0.1 million, respectively.

Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2022, the amount of Income-Based Fee incurred was $1.8 million, and we accrued $0.5 million for the Capital Gains Fee. For the three months ended March 31, 2021, the amount of Income-Based Fee incurred was $0.4 million, and we accrued $0.5 million for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2022 and 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.2 million, respectively.
Net Realized Gains
Net realized gains during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Net realized gains:
Non-Control / Non-Affiliate investments	$190	$546
Affiliate investments	39	—
Net realized gains on investments	229	546
Foreign currency transactions	2,688	(339)
Net realized gains	$2,917	$207
For the three months ended March 31, 2022, we recognized net realized gains totaling $2.9 million, which consisted primarily of a net gain on our loan portfolio of $0.2 million and a net gain on foreign currency transactions of $2.7 million. For the three months ended March 31, 2021, we recognized net realized gains totaling $0.2 million, which consisted primarily of a net gain on our loan portfolio of $0.5 million, partially offset by a net loss on foreign currency transactions of $0.3 million.

Net Unrealized Appreciation
Net unrealized appreciation during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Net unrealized appreciation
Non-Control / Non-Affiliate investments	$(6,546)	$1,982
Affiliate investments	8,912	(185)
Net unrealized appreciation on investments	2,366	1,797
Foreign currency transactions	(35)	1,754
Net unrealized appreciation	$2,331	$3,551
During the three months ended March 31, 2022, we recorded net unrealized appreciation totaling $2.3 million, consisting of net unrealized appreciation on our current portfolio of $2.6 million, partially offset by net unrealized depreciation reclassification adjustments of $0.2 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $2.6 million was driven primarily by the credit or fundamental performance of investments of $12.5 million, partially offset by the impact of foreign currency exchange rates on investments of $2.8 million and broad market moves for investments of $7.1 million.
During the three months ended March 31, 2021, we recorded net unrealized appreciation totaling $3.6 million, consisting of net unrealized appreciation on our current portfolio of $2.9 million, net unrealized appreciation related to foreign currency transactions of $1.8 million and net unrealized depreciation reclassification adjustments of $1.2 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $2.9 million was driven primarily by broad market moves for investments of $3.7 million, partially offset by the impact of foreign currency exchange rates on investments of $0.8 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the ING Credit Facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above, as well as with the notes to our Unaudited Consolidated Financial Statements.
Under the Investment Company Act of 1940, as amended (the “1940 Act”), we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 204.3% as of March 31, 2022.
Cash Flows
For the three months ended March 31, 2022, we experienced a net increase in cash in the amount of $126.6 million. During that period, our operating activities used $110.5 million in cash, consisting primarily of purchases of portfolio investments of $163.0 million, partially offset by proceeds from sales of portfolio investments totaling $42.9 million. In addition, our financing activities provided $237.1 million of cash, consisting primarily of net proceeds from the issuance the February 2027 Notes of $99.9 million, borrowings under the ING Credit Facility totaling $96.0 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility totaling $66.4 million and dividends paid in the amount of $6.2 million. As of March 31, 2022, we had $171.6 million of cash on hand, including foreign currencies.
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

Financing Transactions
September 2020 Subscription Facility
On September 21, 2020, we entered into a revolving credit agreement (as subsequently amended, the “September 2020 Subscription Facility”) with Société Générale, as administrative agent and a lender, and the other lenders from time to time party thereto. The September 2020 Subscription Facility initially allowed us to borrow up to $160 million, reduced to $110 million in October 2021, at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which was based on unused capital commitments from different categories of investors (with varying advance rates amongst the different categories of investors).
The amount of permissible borrowings under the September 2020 Subscription Facility could be increased to an agreed-upon amount with the consent of the administrative agent. The September 2020 Subscription Facility had a maturity date of September 21, 2022. On March 25, 2022, following the repayment of all borrowings, interest, and fees payable thereunder, and at our the election, the September 2020 Subscription Facility was terminated, including all commitments and obligations with Société Générale to lend and make advances to us. In connection with the termination, the pro rata portion of the unamortized deferred financing costs related to the September 2020 Subscription Facility was written off and recognized as a loss on extinguishment of debt in our Unaudited Consolidated Statements of Operations.
Borrowings under the September 2020 Subscription Facility bore interest at a rate equal to, at our election, either (i) with respect to loans bearing interest at a rate based on LIBOR (as such term is defined in the September 2020 Subscription Facility which definition includes different LIBOR calculations based on the applicable currency), the rate per annum determined by the administrative agent to be equal to (a) the quotient obtained by dividing: (1) LIBOR for such loan for such one-month, three-months or other period requested by us or otherwise consented to by the administrative agent; by (2) one minus the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against “Eurocurrency liabilities” (as such term is used in Regulation D) for such loan for such one-month, three-months or other period requested by us, provided that if the calculation above results in a rate of less than zero (0), the rate shall be deemed to be zero (0) for all purposes, plus (b) 185 basis points per annum; or (ii) with respect to loans bearing interest at a rate based on the rate of interest per annum publicly announced from time to time by the administrative agent as its prime rate (the “Prime Rate”) or the rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers (the “Federal Funds Rate”) the greater of (a) the Prime Rate plus 185 basis points and (b) the Federal Funds Rate plus fifty basis points plus 185 basis points. We were required to pay a commitment fee on the unused portion of the September 2020 Subscription Facility.
We and the administrative agent, for the benefit of the secured parties, entered into a borrower security agreement pursuant to which our obligations under the September 2020 Subscription Facility were secured by a first-priority security interest in our right, title and interest in the capital commitments of our investors. In addition, we and the administrative agent, for the benefit of the secured parties, entered into a borrower pledge of collateral account pursuant to which our obligations under the September 2020 Subscription Facility were secured by a first-priority security interest in our account held at State Street Bank and all of our right, title and interest in the amounts or property held in such account.
We made customary representations and warranties and were required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the September 2020 Subscription Facility were subject to the leverage restrictions applicable to us that are contained in the 1940 Act.
ING Capital Credit Facility
On January 15, 2021, we entered into a senior secured revolving credit facility (as subsequently amended and restated, the “ING Credit Facility”) with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, we entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, we had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. Subsequent to quarter-end, on April 25, 2022, we amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million and (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants.
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. We pay a commitment fee on undrawn amounts under the ING Credit Facility. In connection with the amendment to the ING Credit Facility on April 25, 2022, we replaced the LIBOR benchmark provisions under the ING Credit Facility with SOFR benchmark provisions.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of March 31, 2022, we were in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2022, we had U.S. dollar borrowings of $370.0 million under the ING Credit Facility with an interest rate of 2.528% (one month LIBOR of 0.378%), borrowings denominated in British pounds sterling of £33.2 million ($43.7 million U.S. dollars) with an interest rate of 2.627% (one month GBP LIBOR of 0.477%) and borrowings denominated in Euros of €63.5 million ($70.7 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
February 2027 Notes
On February 22, 2022, we entered into a Note Purchase Agreement (the “February 2022 NPA”) governing the issuance of $100.0 million in aggregate principal amount of senior unsecured notes due February 22, 2027 (the “February 2027 Notes”), in each case, to qualified institutional investors in a private placement. The February 2027 Notes were delivered and paid for on February 22, 2022.
The February 2027 Notes, for which we are required to obtain an initial rating by June 30, 2022, have a fixed interest rate of 4.75% per year, subject to a step up of (x) 1.25% per year, to the extent that the initial rating for the February 2027 Notes does not satisfy certain investment grade rating conditions, and (y) at any time after we have received an investment grade rating for the February 2027 Notes, 0.75% per year, to the extent the February 2027 Notes thereafter fail to satisfy certain investment grade rating conditions.
The February 2027 Notes will mature on February 22, 2027 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the February 2022 NPA. Interest on the February 2027 Notes will be due semiannually in February and August of each year, beginning in August 2022. In addition, we are obligated to offer to repay the February 2027 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2022 NPA, we may redeem the February 2027 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 22, 2026, a make-whole premium.
The February 2022 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, liens, restricted payments, and investments. In addition, the February 2022 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to us under the 1940 Act; and (c) not permitting our net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The February 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February 2027 Notes at the time outstanding may declare all February 2027 Notes then outstanding to be immediately due and payable.
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2022, we were in compliance with all covenants under the February 2022 NPA.
The February 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of March 31, 2022, the fair value of the February 2027 Notes was $94.9 million. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to March 31, 2022, we made approximately $101.1 million of new commitments, of which $76.3 million closed and funded. The $76.3 million of investments consists of $64.1 million of first lien senior secured debt investments, $9.2 million of second lien senior secured and subordinated debt investments and $2.9 million of equity investments. The weighted average yield of the debt investments was 7.3%. In addition, the Company funded $8.2 million of previously committed delayed draw term loans.
On April 25, 2022, we amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the LIBOR benchmark provisions under the ING Credit Facility with SOFR benchmark provisions.
On May 5, 2022, the Board declared a quarterly dividend of $0.52 per share payable on June 15, 2022 to holders of record as of June 8, 2022.
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
As of March 31, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 167% of our total net assets, as compared to approximately 178% of our total net assets as of December 31, 2021.

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
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables in the notes to our Unaudited Consolidated financial statements may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
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
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s September 8, 2022 compliance date.
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
Valuation of Investments in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$688	$200
Management, valuation and other fees	270	74
Total Recurring Fee Income	958	274
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	22	21
Advisory, loan amendment and other fees	36	—
Total Non-Recurring Fee Income	58	21
Total Fee Income	$1,016	$295
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$141	$141
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	776	776
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	108	108
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,150	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	227	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	2,526	2,582
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	146	151
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	915	941
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	748	769
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,081	1,046
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	668	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	217	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	127	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	115	160
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	975	996
CGI Parent, LLC(1)(2)	Revolver	1,212	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,053	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	237	2,712
CSL DualCom(1)(4)	Acquisition Term Loan	1,208	1,242
DecksDirect, LLC(1)	Revolver	58	218
Dune Group(1)(3)	Delayed Draw Term Loan	1,022	1,044
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,094	1,094
Eclipse Business Capital, LLC(1)	Revolver	5,390	5,840
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	4,805	5,339
EMI Porta Holdco LLC(1)	Revolver	1,012	1,271
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	425	425
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	622	930
Events Software BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	481	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240	240
Finexvet(1)(2)(3)	Acquisition Facility	967	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	3,779	3,779
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	235	235

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	360	360
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,180	1,206
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	859	878
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,781	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	958	—
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,903	1,574
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	651	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,303	1,332
LeadsOnline, LLC(1)(2)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	130	316
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	396	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	159	162
Marshall Excelsior Co.(1)(2)	Revolver	633	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	861	861
Modern Star Holdings Bidco Pty Limited(1)(5)	CapEx Term Loan	371	360
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	881	906
Narda Acquisitionco., Inc.(1)	Revolver	684	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	4,338	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	52	53
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	962	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility C	1,042	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	343	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	1,217	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	355	343
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	—	868
Polara Enterprises, L.L.C.(1)(2)	Revolver	273	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	1,579	2,632
Premium Invest(1)(2)(3)	Acquisition Facility	779	834
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	219	224
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term loan	—	461
Questel Unite(1)(2)(3)	Incremental Term Loan	2,881	2,944
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	653	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	804	1,301
Riedel Beheer B.V.(1)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	150	153
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,594	2,594
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Scaled Agile, Inc.(1)	Revolver	336	336
Smartling, Inc.(1)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)	Revolver	588	588
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,842	1,895
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Revolver	264	336
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	475	485
Techone B.V.(1)(2)(3)	Revolver	127	129
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	591	591
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,493	1,494
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,623	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	790	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,549	1,549
Waccamaw River(2)	Joint Venture	4,580	11,280
Woodland Foods, LLC(1)	Revolver	810	967
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)(2)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,736	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	289	—
Total unused commitments to extend financing		$114,098	$116,977
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
(7)Actual commitment amount is denominated in New Zealand dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, BBSY, EURIBOR and GBP LIBOR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2022, we were not a party to any interest rate hedging arrangements.
As of March 31, 2022, approximately $810.8 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $16.2 million on an annual basis.
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. As of March 31, 2022, the alternate base rate was equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. A hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $9.7 million on an annual basis (based on the amount of outstanding borrowings under the ING Credit Facility as of March 31, 2022). On April 25, 2022, the Company amended the ING Credit Facility to, among other things, replace the LIBOR benchmark provisions with SOFR benchmark provisions.
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of March 31, 2022, we had U.S. dollar borrowings of $370.0 million under the ING Credit Facility with an interest rate of 2.528% (one month LIBOR of 0.378%), borrowings denominated in British pounds sterling of £33.2 million ($43.7 million U.S. dollars) with a weighted average interest rate of 2.627% (one month GBP LIBOR of 0.477%) and borrowings denominated in Euros of €63.5 million ($70.7 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
You should carefully consider the risks described in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties referenced herein and in our most recent Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the three months ended March 31, 2022:

	For the Three Months Ended March 31, 2022
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
March 24, 2022	5,109,543	$113,892	(1)
Total	5,109,543	$113,892
(1)Includes 44,863.18 shares issued at an aggregate offering price of $1.0 million to C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and includes 852,400.18 shares issued at an aggregate offering price of $19.0 million to MassMutual.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2022.
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

10.1
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated February 22, 2022 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on March 1, 2022 and incorporated herein by reference).^

10.2
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated April 25, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed Securities and Exchange Commission on April 29, 2022 and incorporated herein by reference).^

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	May 5, 2022	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer