Form 10-Q
period 2022-06-30
Barings Capital Investment Corp
filed 2022-08-09
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 9, 2022 was 27,209,484.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,023,345 and $748,498 as of June 30, 2022 and December 31, 2021, respectively)	$999,797	$754,861
Affiliate investments (cost of $115,957 and $106,145 as of June 30, 2022 and December 31, 2021, respectively)	125,304	110,281
Total investments at fair value	1,125,101	865,142
Cash	123,950	41,951
Foreign currencies (cost of $30,114 and $3,072 as of June 30, 2022 and December 31, 2021, respectively)	29,987	3,098
Interest and fees receivable	20,523	11,876
Prepaid expenses and other assets	7,226	640
Deferred financing fees	3,315	3,338
Receivable from unsettled transactions	1,434	40,994
Total assets	$1,311,536	$967,039
Liabilities:
Accounts payable and accrued liabilities	$885	$854
Interest payable	2,151	515
Administrative fees payable	345	200
Base management fees payable	409	285
Incentive management fees payable	3,002	3,570
Derivative liability	480	537
Payable from unsettled transactions	5,767	18,141
Borrowings under subscription and credit facilities	594,241	458,109
Notes payable (net of deferred financing fees)	99,669	—
Total liabilities	706,949	482,211
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 27,209,484 and 21,614,872 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	27	22
Additional paid-in capital	590,451	465,631
Total distributable earnings	14,109	19,175
Total net assets	604,587	484,828
Total liabilities and net assets	$1,311,536	$967,039
Net asset value per share	$22.22	$22.43
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$17,653	$7,076	$30,975	$11,517
Affiliate investments	96	—	154	—
Short-term investments	—	—	—	6
Total interest income	17,749	7,076	31,129	11,523
Dividend income:
Non-Control / Non-Affiliate investments	63	33	186	33
Affiliate investments	2,811	334	6,478	334
Total dividend income	2,874	367	6,664	367
Fee and other income:
Non-Control / Non-Affiliate investments	1,723	471	2,738	766
Affiliate investments	5	—	5	—
Total fee and other income	1,728	471	2,743	766
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	725	545	1,860	854
Total payment-in-kind interest income	725	545	1,860	854
Total investment income	23,076	8,459	42,396	13,510
Operating expenses:
Interest and other financing fees	5,055	1,721	8,806	2,744
Base management fee (Note 2)	409	138	764	226
Incentive management fees (Note 2)	412	945	2,735	1,819
Offering costs	—	68	—	136
Professional fees	265	213	481	502
Directors fees	60	60	135	105
Custody and administrative fees	158	95	351	174
Other general and administrative expenses (Note 2)	461	258	852	483
Total operating expenses	6,820	3,498	14,124	6,189
Net investment income before taxes	16,256	4,961	28,272	7,321
Income taxes, including excise tax expense	—	—	—	8
Net investment income after taxes	16,256	4,961	28,272	7,313

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(1,828)	748	(1,638)	1,295
Affiliate investments	—	—	39	—
Net realized gains (losses) on investments	(1,828)	748	(1,599)	1,295
Foreign currency transactions	1,363	512	4,051	172
Net realized gains (losses)	(465)	1,260	2,452	1,467
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(23,571)	953	(30,118)	2,935
Affiliate investments	(3,702)	(124)	5,211	(309)
Net unrealized appreciation (depreciation) on investments	(27,273)	829	(24,907)	2,626
Foreign currency transactions	14,364	(437)	14,329	1,317
Net unrealized appreciation (depreciation)	(12,909)	392	(10,578)	3,943
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(13,374)	1,652	(8,126)	5,410
Loss on extinguishment of debt	—	—	(181)	—
Net increase in net assets resulting from operations	$2,882	$6,613	$19,965	$12,723
Net investment income per share—basic and diluted	$0.60	$0.51	$1.15	$0.88
Net increase in net assets resulting from operations per share—basic and diluted	$0.11	$0.68	$0.81	$1.53
Dividends/distributions per share:
Total dividends/distributions	$0.52	$0.45	$1.03	$0.83
Weighted average shares outstanding—basic and diluted	26,983,860	9,708,110	24,529,615	8,334,119
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2021	7,710,486	$8	$158,652	$10,911	$169,571
Net investment income	—	—	—	4,961	4,961
Net realized gain on investments / foreign currency transactions	—	—	—	1,260	1,260
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	392	392
Dividends/distributions	202,407	—	4,416	(4,530)	(114)
Issuance of common stock	2,272,625	2	49,973	—	49,975
Balance, June 30, 2021	10,185,518	$10	$213,041	$12,994	$226,045

Three Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2022	26,939,328	$27	$584,338	$25,234	$609,599
Net investment income	—	—	—	16,256	16,256
Net realized loss on investments / foreign currency transactions	—	—	—	(465)	(465)
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(12,909)	(12,909)
Dividends/distributions	270,156	—	6,113	(14,007)	(7,894)
Balance, June 30, 2022	27,209,484	$27	$590,451	$14,109	$604,587
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	4,976,474	$5	$99,655	$7,731	$107,391
Net investment income	—	—	—	7,313	7,313
Net realized gain on investments / foreign currency transactions	—	—	—	1,467	1,467
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,943	3,943
Dividends/distributions	202,407	—	4,416	(7,460)	(3,044)
Issuance of common stock	5,006,637	5	108,970	—	108,975
Balance, June 30, 2021	10,185,518	$10	$213,041	$12,994	$226,045

Six Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	21,614,871	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	28,272	28,272
Net realized gain on investments / foreign currency transactions	—	—	—	2,452	2,452
Loss on extinguishment of debt	—	—	—	(181)	(181)
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(10,578)	(10,578)
Dividends/distributions	485,070	—	10,933	(25,031)	(14,098)
Issuance of common stock	5,109,543	5	113,887	—	113,892
Balance, June 30, 2022	27,209,484	$27	$590,451	$14,109	$604,587
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,965	$12,723
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(331,224)	(390,731)
Repayments received / sales of portfolio investments	70,999	55,483
Purchases of short-term investments	—	(82,907)
Sales of short-term investments	—	111,006
Loan origination and other fees received	5,545	8,582
Net realized (gain) loss on investments	1,599	(1,295)
Net realized gain on foreign currency transactions	(4,051)	(172)
Net unrealized (appreciation) depreciation of investments	24,907	(2,626)
Net unrealized appreciation of foreign currency transactions	(14,329)	(1,317)
Payment-in-kind interest	(1,860)	(854)
Amortization of deferred financing fees	482	522
Amortization of offering costs	—	136
Loss on extinguishment of debt	181	—
Accretion of loan origination and other fees	(1,755)	(571)
Amortization / accretion of purchased loan premium / discount	(1,005)	(1,007)
Changes in operating assets and liabilities:
Interest and fees receivables	(7,996)	(5,438)
Prepaid expenses and other assets	1,528	1,163
Accounts payable and accrued liabilities	(1,790)	616
Interest payable	1,637	245
Net cash used in operating activities	(237,167)	(296,442)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	213,607	233,878
Repayments of subscription facility	(66,374)	(17,500)
Proceeds from notes	100,000	—
Financing fees paid	(972)	(2,841)
Issuance of common stock	113,892	108,975
Cash dividends / distributions paid	(14,098)	(3,044)
Net cash provided by financing activities	346,055	319,468
Net increase in cash and foreign currencies	108,888	23,026
Cash and foreign currencies, beginning of period	45,049	6,506
Cash and foreign currencies, end of period	$153,937	$29,532
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,433	$1,672
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$10,934	$4,416
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		$2,500	$2,601	0.4%	(6)*
							2,500	2,601

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.0% Cash	08/21	07/27	$4,941	4,817	4,931	0.8%	(3) (6) (7) (10)
						4,941	4,817	4,931

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	8,927	8,797	8,793	1.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	—	(13)	(14)	—%	(6) (7) (9)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	175	—%	(6)*
						8,927	8,959	8,954

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 7.5% Cash	03/22	10/26	7,036	7,223	6,877	1.1%	(3) (6) (7) (12)
						7,036	7,223	6,877

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 9.4% Cash	08/21	10/25	5,500	5,136	4,989	0.8%	(3) (7) (9)
						5,500	5,136	4,989

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	304	0.1%	(6)*
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	78	—%	(6)*
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6)*
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6)*
							126	382

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,835	1,835	1,891	0.3%
						1,835	1,835	1,891

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.6% Cash	06/21	07/27	16,643	16,334	16,371	2.7%	(6) (7) (16)
						16,643	16,334	16,371

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.8% Cash	04/21	04/29	4,849	4,753	4,655	0.8%	(6) (7) (9)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	288	—%	(6)*
						4,849	4,915	4,943

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 10.1% Cash	05/21	05/29	18,157	17,666	16,522	2.7%	(6) (7) (8)
						18,157	17,666	16,522

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.6% Cash	11/21	11/27	1,357	1,316	1,321	0.2%	(6) (7) (8)
		Revolver	LIBOR + 5.50%, 6.6% Cash	11/21	11/27	—	(4)	(4)	—%	(6) (7) (9)
						1,357	1,312	1,317

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	08/20	08/25	5,902	5,567	6,153	1.0%
						5,902	5,567	6,153

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.50%, 7.0% Cash	11/21	12/28	$887	$919	$864	0.1%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	12/28	1,078	1,176	1,051	0.2%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	11/28	3,144	3,235	3,065	0.5%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	11/21	12/28	614	614	599	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	04/22	10/28	2,627	2,667	2,551	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	06/22	10/28	476	476	464	0.1%	(3) (6) (7) (9)
		Revolver	EURIBOR + 6.50%, 6.5% Cash	04/22	10/23	—	(4)	(4)	—%	(3) (6) (7) (12)
						8,826	9,083	8,590

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 8.4% Cash	04/22	03/30	957	1,021	938	0.2%	(3) (6) (7) (20)
						957	1,021	938

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	09/21	09/27	3,267	3,580	3,195	0.5%	(3) (6) (7) (12)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	71	—%	(3) (6)
		Common Stock (32 shares)	N/A	09/21	N/A		8	7	—%	(3) (6)
						3,267	3,667	3,273

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.0% Cash	02/21	03/28	2,501	2,774	2,454	0.4%	(3) (6) (7) (19)
						2,501	2,774	2,454

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.2% Cash	03/21	03/29	21,000	20,530	20,672	3.4%	(6) (7) (8)
						21,000	20,530	20,672

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/28	1,621	1,711	1,562	0.3%	(3) (6) (7) (19)
		Revolver	SONIA + 6.00%, 6.9% Cash	12/21	12/22	—	—	(3)	—%	(3) (6) (7) (18)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	428	456	417	0.1%	(3) (6) (7) (19)
						2,049	2,167	1,976

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	10/20	10/27	10,559	11,956	10,295	1.7%	(3) (6) (7) (13)
						10,559	11,956	10,295

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.2% Cash	12/20	12/27	465	496	465	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 5.8% Cash	05/21	12/27	119	116	119	—%	(3) (6) (7) (9)
						584	612	584

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	05/21	08/29	7,511	7,442	6,985	1.2%	(6) (7) (9)
						7,511	7,442	6,985

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 7.2% Cash	11/21	11/28	1,552	1,644	1,500	0.2%	(3) (6) (7) (18)
						1,552	1,644	1,500

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 6.0% Cash	11/21	11/27	1,827	1,813	1,760	0.3%	(3) (6) (7) (21)
						1,827	1,813	1,760

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.1% Cash, 1.0% PIK	08/20	10/26	$249	$233	$215	—%	(7) (9)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	3,984	3,912	4,203	0.7%
						4,233	4,145	4,418

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	11/21	11/27	3,055	2,987	2,996	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 6.8% Cash	11/21	11/27	38	33	33	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	873	857	859	0.1%	(6)*
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	104	—%	(6)*
						3,966	4,005	3,992

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	1,777	1,863	1,725	0.3%	(3) (6) (7) (12)
						1,777	1,863	1,725

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.8% Cash	10/21	10/27	2,560	2,488	2,485	0.4%	(6) (7) (9)
						2,560	2,488	2,485

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 6.5% Cash	02/21	02/28	2,195	2,422	2,145	0.4%	(3) (6) (7) (13)
						2,195	2,422	2,145

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	01/21	01/28	197	215	193	—%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR +5.50%, 6.3% Cash	01/21	01/28	99	99	97	—%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR +5.50%, 7.0% Cash	01/21	01/28	747	726	733	0.1%	(3) (6) (7) (15)
						1,043	1,040	1,023

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.1% Cash	05/21	05/28	12,554	12,282	11,424	1.9%	(7) (8)
						12,554	12,282	11,424

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.2% Cash	08/21	08/27	6,061	5,910	5,926	1.0%	(6) (7) (9)
						6,061	5,910	5,926

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,895	0.3%	(6)*
						2,000	2,000	1,895

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	1,768	1,899	1,732	0.3%	(3) (6) (7) (12)
						1,768	1,899	1,732

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	6,862	6,800	6,684	1.1%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	—	(6)	(19)	—%	(6) (7) (9)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	545	0.1%	(6)*
						6,862	7,390	7,210

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	756	756	813	0.1%
						756	756	813

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.0%, 9.3% Cash	12/20	12/27	2,189	2,371	2,135	0.4%	(3) (6) (7) (19)
						2,189	2,371	2,135

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 9.5% Cash	06/22	06/26	$5,863	$5,661	$5,628	0.9%	(6) (7) (12)
						5,863	5,661	5,628

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.4% Cash	12/21	12/28	6,776	6,649	6,640	1.1%	(6) (7) (9)
		Revolver	LIBOR + 6.25%, 8.4% Cash	12/21	12/27	—	(13)	(14)	—%	(6) (7) (9)
						6,776	6,636	6,626

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.50%, 9.7% Cash	06/21	03/26	1,579	1,664	1,530	0.3%	(3) (6) (7) (23)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	388	0.1%	(3) (6)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6)
						1,579	2,053	1,918

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 8.6% Cash	04/22	04/27	2,159	2,128	2,127	0.4%	(3) (6) (7) (15)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	341	0.1%	(3) (6)
						2,159	2,469	2,468

Carlson Travel, Inc.	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	2,898	2,676	2,605	0.4%
		Common Stock (124,051 shares)	N/A	11/21	N/A		2,345	2,357	0.4%
						2,898	5,021	4,962

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	10/21	10/28	1,942	2,066	1,875	0.3%	(3) (6) (7) (12)
						1,942	2,066	1,875

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.9% Cash	02/22	02/28	17,751	17,415	17,441	2.9%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 6.9% Cash	02/22	02/28	—	(31)	(29)	—%	(6) (7) (9)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	806	0.1%	(6)*
						17,751	17,935	18,218

Cineworld Group PLC	Leisure Products	Super Senior Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	05/24	1,248	1,132	1,393	0.2%	(3)*
		Super Senior Senior Secured Term Loan	LIBOR + 8.25%, 10.1% Cash	07/21	02/25	666	648	693	0.1%	(3) (6) (7) (10)
		Warrants (371,024 units)	N/A	12/20	11/25		68	38	—%	(3)*
						1,914	1,848	2,124

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	2,512	2,301	2,280	0.4%	(6)*
		Subordinated Term Loan	8.00% Cash	11/21	11/31	6,522	5,946	5,915	1.0%	(6)*
		LLC Units (1,013,9780 units)	N/A	11/21	N/A		4,522	5,070	0.8%	(6)*
						9,034	12,769	13,265

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.5% Cash	11/21	11/28	1,995	1,950	1,956	0.3%	(3) (6) (7) (9)
						1,995	1,950	1,956

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	10/25	376	369	368	0.1%	(6)*
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	127	—%	(6)*
						376	494	495

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 6.5% Cash	04/22	04/28	$6,927	$6,792	$6,789	1.1%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 6.5% Cash	04/22	04/28	—	(11)	(11)	—%	(6) (7) (15)
						6,927	6,781	6,778

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	9.8% Cash	03/22	03/25	17,864	18,032	17,436	2.9%	(3) (6)
						17,864	18,032	17,436

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash, 3.5% PIK	09/21	09/28	9,149	9,972	8,942	1.5%	(3) (6) (7) (12)
		Class A Units (531.0 units)	N/A	09/21	N/A		248	227	—%	(3) (6)
		Class B Units (231.0 units)	N/A	09/21	N/A		538	605	0.1%	(3) (6)
						9,149	10,758	9,774

Crash Champions, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.2% Cash	05/21	08/25	17,208	16,812	16,510	2.7%	(6) (7) (15)
						17,208	16,812	16,510

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	09/20	09/27	1,088	1,086	1,061	0.2%	(3) (6) (7) (17)
						1,088	1,086	1,061

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	5,436	5,733	5,324	0.9%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 6.4% Cash	12/21	12/28	3,382	3,303	3,312	0.5%	(3) (6) (7) (15)
						8,818	9,036	8,636

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	01/21	01/27	8,002	7,858	7,730	1.3%	(6) (7) (8)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	271	—%	(6)*
						8,002	8,261	8,001

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	12/21	12/26	709	696	689	0.1%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 7.7% Cash	12/21	12/26	65	62	59	—%	(6) (7) (8)
		LLC Units (1,280.8 units)	N/A	12/21	N/A		55	38	—%	(6)*
						774	813	786

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	04/21	04/28	6,482	6,892	6,337	1.0%	(3) (6) (7) (13)
						6,482	6,892	6,337

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 5.8% Cash	09/21	09/28	3,177	3,127	3,136	0.5%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	190	175	175	—%	(3) (6) (7) (12)
						3,367	3,302	3,311

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 7.6% Cash	06/22	06/28	1,000	985	985	0.2%	(3) (6) (7) (14)
						1,000	985	985

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 8.3% Cash	07/21	07/27	5,193	5,092	5,068	0.8%	(6) (7) (9)
						5,193	5,092	5,068

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.2% Cash	11/21	11/29	10,605	10,429	10,456	1.7%	(6) (7) (8)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	385	0.1%	(6)*
						10,605	10,718	10,841

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.9% Cash	09/21	09/27	$3,743	$3,676	$3,688	0.6%	(6) (7) (9)
						3,743	3,676	3,688

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	9,213	8,962	8,981	1.5%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	412	389	390	0.1%	(6) (7) (9)
						9,625	9,351	9,371

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	02/21	12/25	3,982	3,953	3,863	0.6%	(6) (7) (9)
						3,982	3,953	3,863

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	04/21	04/28	4,467	4,387	4,411	0.7%	(6) (7) (9)
						4,467	4,387	4,411

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	11/21	11/27	8,234	8,050	8,075	1.3%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 7.4% Cash	11/21	11/27	—	(20)	(18)	—%	(6) (7) (9)
						8,234	8,030	8,057

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 7.4% Cash	03/22	03/28	1,762	1,853	1,701	0.3%	(3) (6) (7) (21)
						1,762	1,853	1,701

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886.0 units)	N/A	03/21	N/A		2,799	2,655	0.4%	(3) (6)
							2,799	2,655

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	02/21	02/28	1,736	1,708	1,736	0.3%	(6) (7) (9)
						1,736	1,708	1,736

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	03/22	03/29	2,122	2,171	2,063	0.3%	(3) (6) (7) (12)
						2,122	2,171	2,063

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		3,518	3,728	0.6%	(6)*
							3,518	3,728

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 5.5% Cash	12/20	12/26	2,466	2,428	2,424	0.4%	(6) (7) (9)
						2,466	2,428	2,424

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 8.8% Cash	05/22	05/30	7,143	7,002	7,000	1.2%	(6) (7) (14)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	504	0.1%	(6)*
						7,143	7,506	7,504

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,267	9,254	1.5%
						10,000	9,267	9,254

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 6.8% Cash	04/22	04/29	1,504	1,552	1,441	0.2%	(3) (6) (7) (18)
						1,504	1,552	1,441

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	05/21	05/27	7,482	7,222	7,403	1.2%	(6) (7) (8)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	889	0.1%	(6)*
						7,482	8,111	8,292

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 14.0% Cash	11/21	11/28	$698	$663	$681	0.1%	(6) (7) (9)
		Common Stock (33,601 shares)	N/A	11/21	N/A		38	21	—%
						698	701	702

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	14,777	14,511	14,563	2.4%	(6) (7) (8)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	23	—%	(6)*
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	102	—%	(6)*
						14,777	14,618	14,688

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	06/22	06/29	449	427	422	0.1%	(3) (6) (7) (11)
						449	427	422

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/28	3,278	3,206	3,213	0.5%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	11/23	425	416	415	0.1%	(6)*
						3,703	3,622	3,628

Hoffmaster Group Inc.	Packaging	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 6.3% Cash	07/20	11/23	2,501	2,310	2,284	0.4%	(7) (9)
						2,501	2,310	2,284

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.7% Cash	03/21	03/27	4,524	4,451	4,434	0.7%	(6) (7) (8)
						4,524	4,451	4,434

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.7% Cash	04/22	11/28	12,500	12,133	12,125	2.0%	(3) (6) (7) (16)
						12,500	12,133	12,125

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	05/21	04/28	3,345	3,750	3,293	0.5%	(3) (6) (7) (13)
						3,345	3,750	3,293

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 9.3% Cash	09/20	12/28	2,843	2,831	2,416	0.4%	(6) (7) (9)
						2,843	2,831	2,416

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	2,542	2,681	2,487	0.4%	(3) (6) (7) (12)
						2,542	2,681	2,487

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.0% Cash	04/21	04/28	4,092	4,480	3,749	0.6%	(3) (6) (7) (13)
						4,092	4,480	3,749

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.4%, 5.4% Cash	12/20	12/27	803	907	803	0.1%	(3) (6) (7) (12)
						803	907	803

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	12/21	12/27	718	703	704	0.1%	(6) (7) (8)
		Revolver	LIBOR + 4.75%, 6.4% Cash	12/21	12/27	—	(2)	(2)	—%	(6) (7) (8)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		144	143	—%	(6)*
						718	845	845

Jaguar Merger Sub Inc. (d/b/a National Auto Care)	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	09/24	3,780	3,734	3,733	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	09/24	—	(5)	(5)	—%	(6) (7) (9)
						3,780	3,729	3,728

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	$1,555	$1,555	$1,559	0.3%
						1,555	1,555	1,559

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.3% Cash	05/21	07/24	3,623	3,537	3,424	0.6%	(6) (7) (9)
						3,623	3,537	3,424

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 7.1% Cash	03/22	03/27	4,495	4,882	4,361	0.7%	(3) (6) (7) (24)
						4,495	4,882	4,361

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	02/22	02/28	2,785	2,732	2,735	0.5%	(6) (7) (10)
		Revolver	LIBOR + 5.75%, 6.8% Cash	02/22	02/28	—	(8)	(7)	—%	(6) (7) (9)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	97	—%	(6)*
						2,785	2,821	2,825

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.0% Cash	11/20	11/26	6,348	6,186	6,194	1.0%	(6) (7) (9)
		Partnership Equity 78.7 units)	N/A	11/20	N/A		79	79	—%	(6)*
						6,348	6,265	6,273

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	19,005	18,664	18,720	3.1%	(6) (7) (9)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	810	0.1%	(6)*
						19,005	19,515	19,530

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.8% Cash	12/20	12/27	5,634	5,525	5,521	0.9%	(6) (7) (9)
						5,634	5,525	5,521

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	03/21	03/28	314	356	314	0.1%	(3) (6) (7) (13)
						314	356	314

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	12/21	12/28	3,265	3,385	3,155	0.5%	(3) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	978	1,023	954	0.2%	(3) (6)
						4,243	4,408	4,109

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	02/22	02/28	12,983	12,768	12,786	2.1%	(6) (7) (9)
		Revolver	LIBOR + 5.00%, 7.3% Cash	02/22	02/28	260	228	231	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	39	—%	(6)*
						13,243	13,035	13,056

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.9% Cash	08/20	12/23	67	47	59	—%	(6) (7) (8)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	08/20	12/23	5,976	5,951	5,946	1.0%	(9)*
						6,043	5,998	6,005

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 5.00%, 6.0% Cash	04/22	04/25	10,000	9,907	9,900	1.6%	(6) (7) (14)
						10,000	9,907	9,900

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	01/21	12/25	3,319	3,288	3,288	0.5%	(6) (7) (9)
						3,319	3,288	3,288

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.3% Cash	04/22	09/27	4,885	4,791	4,787	0.8%	(6) (7) (8)
						4,885	4,791	4,787

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	$1,788	$1,877	$1,739	0.3%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.00%, 5.0% Cash	12/21	06/27	—	(4)	(3)	—%	(3) (6) (7) (12)
						1,788	1,873	1,736

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.7% Cash	02/22	02/28	6,633	6,528	6,517	1.1%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 7.7% Cash	02/22	02/28	583	566	565	0.1%	(6) (7) (15)
						7,216	7,094	7,082

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	07/21	06/27	3,863	3,777	3,802	0.6%	(6) (7) (9)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	416	0.1%	(6)*
						3,863	4,150	4,218

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.2% Cash	02/22	10/27	3,765	4,067	3,398	0.6%	(3) (7) (18)
						3,765	4,067	3,398

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.2% Cash	08/21	08/27	916	900	903	0.1%	(6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	NA		77	64	—%	(6)*
						916	977	967

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.0%, 7.1% Cash	12/20	12/26	1,998	2,070	1,940	0.3%	(3) (6) (7) (20)
						1,998	2,070	1,940

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 4.75%, 6.1% Cash	11/20	11/27	968	1,014	944	0.2%	(3) (6) (7) (18)
						968	1,014	944

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.1% Cash	08/20	08/26	5,328	5,233	5,224	0.9%	(6) (7) (8)
						5,328	5,233	5,224

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 7.2% Cash	03/22	03/28	7,175	7,306	6,969	1.2%	(3) (6) (7) (21)
						7,175	7,306	6,969

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	2,955	2,908	2,837	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	—	(11)	(27)	—%	(6) (7) (9)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	201	—%	(6)*
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	—	—%	(6)*
						2,955	3,163	3,011

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	02/21	02/27	9,315	9,133	9,186	1.5%	(6) (7) (8)
						9,315	9,133	9,186

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.9% Cash	10/21	10/28	2,510	2,709	2,441	0.4%	(3) (6) (7) (19)
		Revolver	SONIA + 5.25%, 5.9% Cash	10/21	04/23	95	104	95	—%	(3) (6) (7) (19)
						2,605	2,813	2,536

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	10/21	09/27	3,975	3,903	3,915	0.6%	(6) (7) (9)
						3,975	3,903	3,915

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.6% Cash	01/22	01/28	$4,251	$4,398	$4,170	0.7%	(3) (6) (7) (22)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.6% Cash	01/22	01/28	4,479	4,363	4,375	0.7%	(3) (6) (7) (16)
						8,730	8,761	8,545

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.3% Cash	12/21	12/28	9,613	9,431	9,421	1.6%	(6) (7) (9)
		Revolver	LIBOR + 6.00%, 8.3% Cash	12/21	12/28	—	(25)	(27)	—%	(6) (7) (9)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	(6)*
						9,613	9,617	9,605

OAC Holdings I Corp	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash	03/22	03/29	1,815	1,780	1,782	0.3%	(6) (7) (16)
		Revolver	SOFR + 5.00%, 6.7% Cash	03/22	03/28	538	525	526	0.1%	(6) (7) (14)
						2,353	2,305	2,308

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	11.3% Cash	02/21	08/23	7,205	8,145	6,845	1.1%	(3) (6)
						7,205	8,145	6,845

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	6,479	7,229	6,317	1.0%	(3) (6) (7) (12)
						6,479	7,229	6,317

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	12/20	12/26	12,346	12,189	12,049	2.0%	(6) (7) (8)
						12,346	12,189	12,049

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.7% Cash	06/21	05/28	1,289	1,458	1,265	0.2%	(3) (6) (7) (19)
						1,289	1,458	1,265

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.2% Cash	06/21	06/28	597	583	586	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	06/21	06/28	347	394	341	0.1%	(3) (6) (7) (12)
						944	977	927

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	2,269	2,227	2,232	0.4%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	56	53	53	—%	(6) (7) (9)
						2,325	2,280	2,285

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	08/21	08/27	14,842	14,609	14,625	2.4%	(6) (7) (9)
		Class A-2 Partnership Units (286.4 units)	N/A	08/21	N/A		86	117	—%	(6)*
						14,842	14,695	14,742

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	82	82	80	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	82	82	82	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	82	82	78	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	82	82	76	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	4,192	4,192	3,901	0.6%	(3) (6)
						4,520	4,520	4,217

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.50%, 7.8% Cash	12/21	12/27	4,953	5,028	4,839	0.8%	(3) (6) (7) (21)
						4,953	5,028	4,839

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	$2,111	$2,072	$2,068	0.3%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	35	31	30	—%	(6) (7) (9)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	370	0.1%	(6)*
						2,146	2,473	2,468

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	20,363	19,823	19,753	3.3%	(6) (7) (9)
		Warrants Class A (10,710.0 units)	N/A	12/21	N/A		—	—	—%	(6)*
		Warrants Class B (3,614.0 units)	N/A	12/21	N/A		—	—	—%	(6)*
		Warrants Class C (372.0 units)	N/A	12/21	N/A		—	—	—%	(6)*
		Warrants Class D (955.0 units)	N/A	12/21	N/A		—	—	—%	(6)*
						20,363	19,823	19,753

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.5% Cash	12/20	12/26	14,876	14,626	14,633	2.4%	(6) (7) (9)
						14,876	14,626	14,633

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.2% Cash	06/21	06/28	4,705	5,245	4,705	0.8%	(3) (6) (7) (13)
						4,705	5,245	4,705

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.5% Cash	08/21	07/28	3,147	3,063	3,081	0.5%	(3) (6) (7) (16)
						3,147	3,063	3,081

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	03/22	03/28	710	696	697	0.1%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	03/22	03/28	—	(4)	(4)	—%	(6) (7) (9)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	32	—%	(6)*
		LLC Units (96,774.2 units	N/A	03/22	N/A		65	66	—%	(6)*
						742	789	791

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	03/21	03/28	340	374	331	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.25%, 5.3% Cash	03/21	03/27	709	787	697	0.1%	(3) (6) (7) (12)
						1,049	1,161	1,028

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/22	05/29	854	822	811	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.9% Cash	05/22	05/29	866	842	842	0.1%	(3) (6) (7) (9)
						1,720	1,664	1,653

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 6.0% Cash	09/21	09/26	2,907	3,000	2,875	0.5%	(3) (6) (7) (21)
						2,907	3,000	2,875

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	12/20	12/27	2,255	2,448	2,255	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/20	12/27	367	363	367	0.1%	(3) (6) (7) (9)
						2,622	2,811	2,622

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	08/20	07/26	$5,033	$4,959	$5,033	0.8%	(6) (7) (9)
		Partnership Equity (81,313 units	N/A	03/21	N/A		81	55	—%	(6)*
						5,033	5,040	5,088

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	11/21	11/27	9,660	9,441	9,469	1.6%	(6) (7) (9)
		Partnership Equity (394,736.8 units	N/A	11/21	N/A		395	395	0.1%	(6)*
						9,660	9,836	9,864

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	12/20	12/26	10,943	11,751	10,724	1.7%	(6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.7% Cash	12/20	12/26	4,471	4,373	4,372	0.7%	(6) (7) (8)
						15,414	16,124	15,096

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.6% Cash	04/21	04/29	1,859	1,825	1,859	0.3%	(6) (7) (9)
						1,859	1,825	1,859

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.4% Cash	08/21	06/28	9,186	10,209	8,995	1.5%	(3) (6) (7) (18)
						9,186	10,209	8,995

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	1,746	1,838	1,703	0.3%	(3) (6) (7) (12)
						1,746	1,838	1,703

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	10/20	10/25	15,315	15,041	15,057	2.5%	(6) (7) (8)
						15,315	15,041	15,057

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.6% Cash	12/20	12/26	4,841	4,720	4,744	0.8%	(6) (7) (8)
		Preferred Stock (84.8 shares)	N/A	12/20	N/A		85	106	—%	(6)*
						4,841	4,805	4,850

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	06/22	07/29	3,518	3,344	3,344	0.6%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.5% Cash	06/22	07/29	1,215	1,181	1,181	0.2%	(3) (6) (7) (25)
						4,733	4,525	4,525

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	12/21	12/28	1,744	1,705	1,726	0.3%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.8% Cash	12/21	12/28	—	(6)	(3)	—%	(6) (7) (9)
						1,744	1,699	1,723

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	05/22	03/29	3,176	3,136	3,069	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 6.00%, 6.0% Cash	05/22	03/29	—	(13)	(13)	—%	(3) (6) (7) (12)
						3,176	3,123	3,056

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	05/29	561	547	535	0.1%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.75%, 5.8% Cash	05/22	11/22	—	(1)	(1)	—%	(3) (6) (7) (13)
						561	546	534

Serta Simmons Bedding LLC	Home Furnishings	Super Priority Second Out	LIBOR + 7.50%, 9.0% Cash	09/20	08/23	1,965	1,814	1,372	0.2%	(7) (8)
						1,965	1,814	1,372

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/20	12/26	$4,923	$4,846	$4,726	0.8%	(6) (7) (9)
						4,923	4,846	4,726

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.3% Cash	11/21	10/27	8,194	8,024	8,048	1.3%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 7.3% Cash	11/21	10/27	—	(11)	(9)	—%	(6) (7) (9)
						8,194	8,013	8,039

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.8% Cash	12/20	12/26	4,567	4,495	4,567	0.8%	(6) (7) (9)
						4,567	4,495	4,567

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	01/21	12/27	921	902	921	0.2%	(3) (6) (7) (9)
						921	902	921

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.7% Cash	12/20	11/27	465	459	435	0.1%	(3) (6) (7) (18)
						465	459	435

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.40%, 6.9% Cash	10/21	04/27	8,640	8,524	8,539	1.4%	(3) (6) (7) (9)
						8,640	8,524	8,539

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	12/21	12/27	18,493	18,149	18,185	3.0%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 8.0% Cash	12/21	12/27	—	(27)	(24)	—%	(6) (7) (9)
						18,493	18,122	18,161

Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	SOFR + 7.00%, 8.3% Cash	05/22	05/27	20,003	19,050	17,578	2.9%	(7) (15)
		Series A Preferred Equity (7,575,758 units)	N/A	05/22	N/A		7,424	7,424	1.2%	(6)*
						20,003	26,474	25,002

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.2% Cash	11/21	10/28	4,137	4,091	4,096	0.7%	(3) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 7.2% Cash	11/21	10/26	333	328	328	0.1%	(3) (6) (7) (8)
						4,470	4,419	4,424

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	966	950	953	0.2%	(6)*
		Common Stock (736 shares)	N/A	07/21	N/A		23	35	—%	(6)*
						966	973	988

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.6% Cash	03/22	03/28	14,345	14,034	14,050	2.3%	(6) (7) (14)
		Revolver	SOFR + 6.00%, 7.6% Cash	03/22	03/28	273	259	259	—%	(6) (7) (14)
						14,618	14,293	14,309

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	2,846	2,979	2,768	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 5.5% Cash	11/21	05/28	83	82	79	—%	(3) (6) (7) (12)
						2,929	3,061	2,847

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	12/21	12/27	3,639	3,571	3,577	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.5% Cash	12/21	12/27	—	(12)	(11)	—%	(6) (7) (9)
						3,639	3,559	3,566

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	$256	$251	$251	—%	(6)*
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	244	—%	(6)*
						256	490	495

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	10/21	12/27	811	749	768	0.1%	(6) (7) (8)
		Revolver	LIBOR + 4.25%, 5.9% Cash	10/21	12/27	—	(13)	(10)	—%	(6) (7) (8)
		Subordinated Term Loan	9.00% Cash	10/21	12/27	3,210	3,150	3,160	0.5%	(6)*
						4,021	3,886	3,918

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 8.2% Cash	04/22	03/30	7,569	7,421	7,418	1.2%	(6) (7) (15)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	409	0.1%	(6)*
						7,569	7,830	7,827

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	02/21	02/27	16,830	16,606	16,535	2.7%	(6) (7) (9)
						16,830	16,606	16,535

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	EURIBOR + 8.75%, 8.8% Cash	03/22	03/27	5,227	5,338	5,018	0.8%	(3) (6) (7) (13)
						5,227	5,338	5,018

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.2% Cash	11/21	12/25	7,632	7,474	7,503	1.2%	(6) (7) (9)
						7,632	7,474	7,503

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.1% Cash	07/21	09/26	7,977	7,844	7,770	1.3%	(6) (7) (15)
						7,977	7,844	7,770

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 8.4% Cash	09/20	09/27	1,012	1,047	993	0.2%	(3) (6) (7) (18)
						1,012	1,047	993

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	06/22	06/29	818	797	798	0.1%	(3) (6) (7) (18)
						818	797	798

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	04/22	03/29	764	729	700	0.1%	(3) (6) (7) (13)
						764	729	700

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	09/20	09/27	732	823	721	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	02/21	09/27	364	364	359	0.1%	(3) (6) (7) (9)
						1,096	1,187	1,080

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 6.7% Cash	03/22	01/29	7,109	7,659	6,900	1.1%	(3) (6) (7) (19)
						7,109	7,659	6,900

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	10,000	10,000	9,673	1.6%	(6)*
						10,000	10,000	9,673

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.6% Cash	06/21	06/28	12,613	12,393	12,601	2.1%	(6) (7) (9)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	289	—%	(6)*
						12,613	12,557	12,890

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	10/20	06/25	$1,354	$1,354	$1,354	0.2%	(6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.1% Cash	10/20	06/25	—	(15)	—	—%	(6) (7) (9)
						1,354	1,339	1,354

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	2,333	2,333	1,907	0.3%
						2,333	2,333	1,907

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	5,353	5,254	5,266	0.9%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	363	344	346	0.1%	(6) (7) (9)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	777	0.1%	(6)*
						5,716	6,375	6,389

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 6.2% Cash	05/22	05/29	5,416	5,325	5,202	0.9%	(3) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	1,852	1,828	1,792	0.3%	(3) (6) (7)
		Common Stock (177,141 shares)	N/A	05/22	N/A		220	215	—%	(3) (6)
						7,268	7,373	7,209

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.6% Cash	02/22	02/28	1,349	1,313	1,314	0.2%	(6) (7) (9)
		Revolver	LIBOR + 5.00%, 7.6% Cash	02/22	02/28	—	(8)	(7)	—%	(6) (7) (9)
		LLC Units (76.3 units)	N/A	02/22	N/A		76	94	—%	(6)*
						1,349	1,381	1,401

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 6.9% Cash	03/22	03/29	2,938	3,063	2,835	0.5%	(3) (6) (7) (17)
		Revolver	SONIA + 6.25%, 6.9% Cash	03/22	05/22	—	(1)	(7)	—%	(3) (6) (7) (17)
						2,938	3,062	2,828

Subtotal Non–Control / Non–Affiliate Investments (165.4%)						993,227	1,023,345	999,797

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	15,195	2.5%	(3)*
							14,646	15,195

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	07/21	07/28	3,504	3,446	3,503	0.6%	(6) (8)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,226	2,246	0.4%	(6)*
		LLC Units (44,197,541 units)	N/A	07/21	N/A		44,396	57,266	9.5%	(6)*
						5,750	50,068	63,015

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		28,687	25,368	4.2%	(3)*
							28,687	25,368

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		22,556	21,726	3.6%	(3)*
							22,556	21,726

Subtotal Affiliate Investments (20.7%)						5,750	115,957	125,304

Total Investments, June 30, 2022 (186.1%)*						$998,977	$1,139,302	$1,125,101

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$29,465	A$39,283	BNP Paribas SA	07/07/22	$2,340
Foreign currency forward contract (AUD)	A$39,283	$27,149	HSBC Bank USA	07/07/22	(24)
Foreign currency forward contract (AUD)	$27,704	A$40,052	HSBC Bank USA	10/06/22	27

Foreign currency forward contract (CAD)	$4,606	C$5,765	BNP Paribas SA	07/07/22	127
Foreign currency forward contract (CAD)	C$5,765	$4,483	HSBC Bank USA	07/07/22	(5)
Foreign currency forward contract (CAD)	$4,496	C$5,780	HSBC Bank USA	10/06/22	5

Foreign currency forward contract (DKK)	3,552kr.	$503	HSBC Bank USA	07/07/22	(3)
Foreign currency forward contract (DKK)	$531	3,552kr.	BNP Paribas SA	07/07/22	31
Foreign currency forward contract (DKK)	$511	3,585kr.	HSBC Bank USA	10/06/22	3

Foreign currency forward contract (EUR)	€68,233	$71,845	HSBC Bank USA	07/07/22	(406)
Foreign currency forward contract (EUR)	$43,848	€39,433	BNP Paribas SA	07/07/22	2,562
Foreign currency forward contract (EUR)	$30,869	€28,800	HSBC Bank USA	07/07/22	716
Foreign currency forward contract (EUR)	$2,119	€2,000	BNP Paribas SA	10/06/22	12
Foreign currency forward contract (EUR)	$66,208	€62,479	HSBC Bank USA	10/06/22	361

Foreign currency forward contract (GBP)	£9,030	$11,013	HSBC Bank USA	07/07/22	(29)
Foreign currency forward contract (GBP)	$11,181	£8,800	HSBC Bank USA	07/07/22	477
Foreign currency forward contract (GBP)	$300	£230	BNP Paribas SA	07/07/22	21
Foreign currency forward contract (GBP)	$11,234	£9,195	HSBC Bank USA	10/06/22	30

Foreign currency forward contract (NZD)	$4,852	NZ$7,023	BNP Paribas SA	07/07/22	466
Foreign currency forward contract (NZD)	NZ$7,023	$4,392	HSBC Bank USA	07/07/22	(7)
Foreign currency forward contract (NZD)	$4,384	NZ$7,019	HSBC Bank USA	10/06/22	6

Foreign currency forward contract (CHF)	1,200Fr.	$1,255	HSBC Bank USA	07/07/22	2
Foreign currency forward contract (CHF)	$1,253	1,200Fr.	HSBC Bank USA	07/07/22	(4)
Foreign currency forward contract (CHF)	$1,263	1,200Fr.	HSBC Bank USA	10/06/22	(2)
Total Foreign Currency Forward Contracts, June 30, 2022					$6,706
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Capital Investment Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings” or the “Adviser”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA, BKBM, SARON, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of June 30, 2022 represented 186.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.5% of total investments at fair value as of June 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended June 30, 2022 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Banff Partners LP	10% Partnership Interest	$12,859	$2,000	$—	$—	$336	$15,195	$—
		12,859	2,000	—	—	336	15,195	—

Eclipse Business Capital, LLC (e)	Revolver (LIBOR + 7.25%)	898	2,610	—	—	(5)	3,503	76
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,341	2	—	—	(97)	2,246	83
	LLC Units (44,197,541 units)	45,789	—	—	—	11,477	57,266	3,402
		49,028	2,612	—	—	11,375	63,015	3,561

Thompson Rivers LLC	6.6% Member Interest	34,893	31	(3,631)	—	(5,925)	25,368	2,302
		34,893	31	(3,631)	—	(5,925)	25,368	2,302

Waccamaw River LLC	20% Member Interest	13,501	8,800	(39)	39	(575)	21,726	774
		13,501	8,800	(39)	39	(575)	21,726	774

Total Affiliate Investments		$110,281	$13,443	$(3,670)	$39	$5,211	$125,304	$6,637
(a) Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing.
(b) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales or return of capital.
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2022 was 1.78671%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2022 was 2.28514%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2022 was 2.93514%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2022 was -0.50800%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2022 was -0.19500%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2022 was 0.26300%.
(14)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2022 was 1.68597%.
(15)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2022 was 2.11654%.
(16)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2022 was 2.63063%.
(17)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2022 was 1.19310%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2022 was 1.54990%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2022 was 1.97950%.
(20)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2022 was 1.14000%.
(21)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2022 was 1.81320%.
(22)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2022 was 2.67220%.
(23)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2022 was 2.75500%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2022 was 2.68000%.
(25)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2022 was -.62710%.

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.0% Cash	08/21	07/21	$4,023	$3,888	$3,895	0.8%	(3) (6) (7) (9)
						4,023	3,888	3,895

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.8% Cash	08/21	07/25	5,500	5,091	5,106	1.1%	(3) (7) (9)
						5,500	5,091	5,106

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.94 Units)	N/A	12/21	N/A		97	97	—%	(6)*
		Class Partnership A2 Units (777.09 Units)	N/A	12/21	N/A		25	25	—%	(6)*
		Class B1 Partnership Units (3,012.94 Units)	N/A	12/21	N/A		3	3	—%	(6)*
		Class B2 Partnership Units (777.09 Units)	N/A	12/21	N/A		1	1	—%	(6)*
							126	126

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	2,057	2,057	2,274	0.5%
						2,057	2,057	2,274

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	07/27	16,717	16,372	16,358	3.4%	(6) (7) (9)
						16,717	16,372	16,358

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.5% Cash	04/21	04/29	4,849	4,747	4,849	1.1%	(6) (7) (9)
		Partnership Units (161.64 Units)	N/A	04/21	N/A		162	319	—%	(6)*
						4,849	4,909	5,168

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.0%, 9.8% Cash	05/21	05/29	18,157	17,642	17,975	3.7%	(6) (7) (9)
						18,157	17,642	17,975

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	1,364	1,319	1,318	0.3%	(6) (7) (8)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	—	(4)	(5)	—%	(6) (7) (9)
						1,364	1,315	1,313

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	08/20	08/25	5,758	5,384	6,420	1.3%	(3)*
						5,758	5,384	6,420

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.3% Cash	11/21	11/28	937	919	914	0.2%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/21	11/28	2,010	1,922	1,896	0.4%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.3% Cash	11/21	11/28	614	614	599	0.1%	(3) (6) (7) (9)
						3,561	3,455	3,409

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/27	3,054	3,094	2,986	0.6%	(3) (6) (7) (13)
		Preferred Stock (9 Units)	N/A	09/21	N/A		79	77	—%	(3) (6)
		Common Stock (32 Units)	N/A	09/21	N/A		8	8	—%	(3) (6)
						3,054	3,181	3,071

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.5% Cash	02/21	03/28	2,790	2,770	2,733	0.6%	(3) (6) (7) (16)
						2,790	2,770	2,733

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AQA Acquisition Holding, Inc. (f/k/a SmartBear)	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.5%, 8.0% Cash	03/21	03/29	$21,000	$20,504	$21,000	4.3%	(6) (7) (9)
						21,000	20,504	21,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.0%, 6.1% Cash	12/21	12/28	1,808	1,704	1,725	0.4%	(3) (6) (7) (16)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	452	433	438	0.1%	(3) (6) (7) (16)
		Revolver	SONIA + 6.0%, 6.1% Cash	12/21	12/28	—	(1)	(2)	—%	(3) (6) (7) (16)
						2,260	2,136	2,161

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	10/20	10/27	11,486	11,938	11,267	2.3%	(3) (6) (7) (13)
						11,486	11,938	11,267

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.8% Cash	12/20	12/27	518	495	518	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 5.8% Cash	05/21	12/27	119	116	119	—%	(3) (6) (7) (9)
						637	611	637

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.0% Cash	05/21	08/29	7,511	7,439	7,511	1.5%	(7) (9)
						7,511	7,439	7,511

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 5.8% Cash	11/21	11/28	1,731	1,639	1,656	0.3%	(3) (6) (7) (15)
						1,731	1,639	1,656

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	11/21	11/27	1,932	1,807	1,842	0.4%	(3) (6) (7) (18)
						1,932	1,807	1,842

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.0% PIK	8/20	10/26	249	231	231	—%	(7) (9)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	3,791	3,711	4,403	0.9%
						4,040	3,942	4,634

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	3,070	2,997	2,996	0.6%	(6) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	840	823	823	0.2%	(6)*
		Common Stock (108,205.13 Shares)	N/A	11/21	N/A		128	128	—%	(6)*
		Revolver	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	—	(6)	(6)	—%	(6) (9)
						3,910	3,942	3,941

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	1,933	1,859	1,861	0.4%	(3) (6) (7) (13)
						1,933	1,859	1,861

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	10/21	09/27	2,427	2,336	2,327	0.5%	(6) (7) (9)
						2,427	2,336	2,327

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	2/21	02/28	2,388	2,418	2,322	0.5%	(3) (6) (7) (13)
						2,388	2,418	2,322

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.4% Cash	01/21	01/28	220	212	212	—%	(3) (6) (7) (12)
						220	212	212

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 6.8% Cash	05/21	05/28	12,799	12,502	12,767	2.6%	(6) (7) (9)
						12,799	12,502	12,767

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	$6,091	$5,919	$5,917	1.2%	(6) (7) (9)
						6,091	5,919	5,917

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	2,002	0.4%	(6)*
						2,000	2,000	2,002

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	1,728	1,708	1,677	0.3%	(3) (6) (7) (13)
						1,728	1,708	1,677

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	10/27	6,896	6,829	6,827	1.4%	(6) (7) (9)
		LLC units (596,181.48 Units)	N/A	10/21	N/A		596	611	0.1%	(6)*
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	10/27	—	(7)	(7)	—%	(6) (7) (9)
						6,896	7,418	7,431

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	810	810	916	0.2%
						810	810	916

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.0% Cash	12/20	12/27	2,441	2,367	2,421	0.5%	(3) (6) (7) (16)
		Revolver	SONIA + 6.75%, 7.0% Cash	12/20	06/22	—	—	(1)	—%	(3) (6) (7) (16)
						2,441	2,367	2,420

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	6,793	6,658	6,657	1.4%	(6) (7) (9)
		Revolver	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	—	(14)	(14)	—%	(6) (7) (9)
						6,793	6,644	6,643

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.5%, 7.5% Cash	06/21	03/26	1,575	1,624	1,561	0.3%	(3) (6) (7) (19)
						1,575	1,624	1,561

Carlson Travel, Inc.	Business Equipment & Services	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	2,898	2,657	2,951	0.6%
		Common Stock (62,770 Shares)	N/A	11/21	N/A		1,104	2,056	0.4%
						2,898	3,761	5,007

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	10/21	10/28	2,112	2,060	2,019	0.4%	(3) (6) (7) (14)
						2,112	2,060	2,019

Cineworld Group PLC	Leisure Products	Super Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	05/24	1,198	1,067	1,426	0.3%	(3)*
		Super Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	07/21	05/24	666	644	707	0.1%	(3) (7) (10)
		Warrants (371,024 Units)	N/A	12/20	N/A		68	163	—%	(3)*
						1,864	1,779	2,296

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	8,804	7,983	7,983	1.6%	(6)*
		LLC Units (273,796 Units)	N/A	11/21	N/A		821	821	0.2%	(6)*
						8,804	8,804	8,804

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.4% Cash	11/21	11/28	1,995	1,946	1,945	0.4%	(3) (6) (7) (9)
						1,995	1,946	1,945

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/28	$9,686	$9,705	$9,418	1.9%	(3) (6) (7) (13)
		Class A Units (531 Units)	N/A	09/21	N/A		248	708	0.1%	(3) (6)
		Class B Units (231 Units)	N/A	09/21	N/A		538	305	0.1%	(3) (6)
						9,686	10,491	10,431

Crash Champions	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	08/25	12,276	11,925	11,826	2.4%	(6) (7) (9)
						12,276	11,925	11,826

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	GBP LIBOR + 5.5%, 5.5% Cash	09/20	09/27	1,214	1,081	1,171	0.2%	(3) (6) (7) (12)
						1,214	1,081	1,171

Cvent, Inc.	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 3.75%, 3.8% Cash	07/20	11/24	679	602	677	0.1%	(7) (8)
						679	602	677

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	5,912	5,724	5,766	1.2%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	12/21	12/28	3,382	3,298	3,298	0.7%	(3) (6) (7) (20)
		6-Month Bridge Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	06/22	796	772	788	0.2%	(3) (6) (7) (13)
						10,090	9,794	9,852

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/21	01/27	8,042	7,885	7,917	1.6%	(6) (7) (9)
		LLC Units (403,441.04 Units)	N/A	01/21	N/A		403	280	0.1%	(6)*
						8,042	8,288	8,197

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	727	713	713	0.1%	(6) (7) (8)
		Revolver	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	—	(4)	(4)	—%	(6) (7) (9)
		LLC Units (1,280.8 Units)	N/A	12/21	N/A		55	55	—%	(6)*
						727	764	764

Discovery Education, Inc.	Publishing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	10/26	3,951	3,894	3,951	0.8%	(6) (7) (9)
						3,951	3,894	3,951

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	04/21	04/28	3,070	3,173	3,011	0.6%	(3) (6) (7) (14)
						3,070	3,173	3,011

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.0% Cash	09/21	09/28	3,177	3,123	3,104	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	207	173	178	—%	(3) (6) (7) (13)
						3,384	3,296	3,282

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	07/21	07/27	5,220	5,099	5,163	1.1%	(6) (7) (9)
						5,220	5,099	5,163

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.0% Cash	11/21	11/29	10,605	10,421	10,419	2.1%	(6) (7) (9)
		Partnership Units (289.22 units)	N/A	11/21	N/A		289	289	0.1%	(6)*
						10,605	10,710	10,708

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	09/21	09/27	3,762	3,689	3,694	0.8%	(6) (7) (9)
						3,762	3,689	3,694

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	$8,390	$8,118	$8,115	1.7%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(25)	(25)	—%	(6) (7) (9)
						8,390	8,093	8,090

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	02/21	12/25	4,044	4,010	3,991	0.8%	(6) (7) (9)
						4,044	4,010	3,991

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	04/21	04/28	4,244	4,154	4,173	0.9%	(6) (7) (9)
						4,244	4,154	4,173

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	8,276	8,076	8,072	1.7%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	192	170	170	—%	(6) (7) (9)
						8,468	8,246	8,242

Ferrellgas L.P.	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 Units)	N/A	03/21	N/A		2,799	3,146	0.6%	(3) (6)
							2,799	3,146

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/21	02/28	1,745	1,714	1,745	0.4%	(6) (7) (9)
						1,745	1,714	1,745

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/20	12/26	2,485	2,443	2,435	0.5%	(6) (7) (9)
						2,485	2,443	2,435

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,261	9,755	2.0%
						10,000	9,261	9,755

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	05/27	7,539	7,247	7,289	1.5%	(6) (7) (8)
		Partnership Units (889.3 Units)	N/A	05/21	N/A		889	878	0.2%	(6)*
						7,539	8,136	8,167

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.5%, 13.5% Cash	11/21	11/28	700	678	679	0.1%	(6) (7) (9)
		Common Stock (8,898 shares)	N/A	11/21	N/A		23	19	—%
						700	701	698

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	14,851	14,561	14,587	3.0%	(6) (7) (9)
		LP Interest (1,973.6 Units)	N/A	08/21	N/A		20	51	—%	(6)*
		LP Units (8,677.3 Units)	N/A	08/21	N/A		87	224	—%	(6)*
						14,851	14,668	14,862

Hawaiian Airlines 2020-1 Class B Pass Through Certificates	Airlines	Structured Secured Note - Class B	11.3% Cash	08/20	09/25	3,157	3,157	3,737	0.8%
						3,157	3,157	3,737

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/28	3,339	3,252	3,250	0.7%	(6)*
						3,339	3,252	3,250

Hoffmaster Group Inc.	Packaging	First Lien Senior Secured Term Loan	LIBOR + 4.0%, 5.0% Cash	07/20	11/23	2,514	2,260	2,333	0.5%	(7) (9)
						2,514	2,260	2,333

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	03/21	03/27	4,546	4,466	4,455	0.9%	(6) (7) (9)
						4,546	4,466	4,455

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Houghton Mifflin Harcourt Publishers Inc.	Paper Products	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	07/20	11/24	$148	$141	$148	—%	(7) (8)
						148	141	148

IGL Holdings III Corp.	Commercial Printing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/20	11/26	3,625	3,557	3,585	0.7%	(6) (7) (9)
						3,625	3,557	3,585

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	04/28	3,639	3,724	3,581	0.7%	(3) (6) (7) (14)
						3,639	3,724	3,581

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.0% Cash	09/20	12/28	2,843	2,830	2,854	0.6%	(7) (9)
						2,843	2,830	2,854

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	2,766	2,677	2,689	0.6%	(3) (6) (7) (13)
						2,766	2,677	2,689

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	04/21	04/28	4,134	4,177	3,883	0.8%	(3) (6) (7) (13)
						4,134	4,177	3,883

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.13%, 6.1% Cash	12/20	12/27	873	905	872	0.2%	(3) (6) (7) (13)
						873	905	872

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	721	705	705	0.1%	(6) (7) (8)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(2)	(2)	—%	(6) (7) (9)
						721	703	703

Jaguar Merger Sub Inc. (d/b/a National Auto Care)	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	2,543	2,487	2,486	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	—	(6)	(6)	—%	(6) (7) (9)
						2,543	2,481	2,480

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,666	1,666	1,922	0.4%
						1,666	1,666	1,922

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	07/24	3,642	3,545	3,496	0.7%	(6) (7) (9)
						3,642	3,545	3,496

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	11/20	11/26	6,422	6,243	6,224	1.3%	(6) (7) (10)
		Partnership Equity (78.7 Units)	N/A	11/20	N/A		79	79	—%	(6)*
						6,422	6,322	6,303

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/21	10/27	19,149	18,779	18,766	3.9%	(6) (7) (9)
		Partnership Units (850,236.1 Units)	N/A	10/21	N/A		851	850	0.2%	(6)*
						19,149	19,630	19,616

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/20	12/27	5,707	5,586	5,707	1.2%	(6) (7) (9)
						5,707	5,586	5,707

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	341	356	334	0.1%	(3) (6) (7) (14)
						341	356	334

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	12/21	12/28	$3,551	$3,377	$3,405	0.7%	(3) (6) (7) (13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,003	965	973	0.2%	(3) (6)
		Revolver	EURIBOR + 6.0%, 6.0% Cash	12/21	12/24	222	207	209	—%	(3) (6) (7) (13)
						4,776	4,549	4,587

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash	08/20	12/23	68	48	64	—%	(7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 3.0%, 3.0% Cash, 10.2% PIK	08/20	12/23	5,680	5,648	5,683	1.2%	(9)*
						5,748	5,696	5,747

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	01/21	12/25	3,533	3,494	3,502	0.7%	(6) (7) (9)
						3,533	3,494	3,502

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,944	1,872	1,880	0.4%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.0%, 5.0% Cash	12/21	06/27	—	(4)	(4)	—%	(3) (6) (7) (13)
						1,944	1,868	1,876

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	07/21	06/27	3,883	3,789	3,850	0.8%	(6) (7) (9)
		Partnership Equity (373.33 units)	N/A	06/21	N/A		373	381	0.1%	(6)*
						3,883	4,162	4,231

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	08/21	08/27	921	903	905	0.2%	(6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	78	—%	(6)*
						921	980	983

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.8% Cash	12/20	12/26	2,112	2,064	2,088	0.4%	(3) (6) (7) (17)
						2,112	2,064	2,088

MSG National Properties	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.0% Cash	11/20	11/25	4,950	4,830	5,049	1.0%	(3) (6) (7) (9)
						4,950	4,830	5,049

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	GBP LIBOR + 4.75%, 4.8% Cash	11/20	11/27	1,080	1,010	1,043	0.2%	(3) (6) (7) (12)
						1,080	1,010	1,043

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	08/20	08/26	5,355	5,249	5,248	1.1%	(6) (7) (9)
						5,355	5,249	5,248

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	2,963	2,911	2,911	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	—	(12)	(12)	—%	(6) (7) (9)
		Class B Common Stock (265.88 Shares)	N/A	12/21	N/A		27	27	—%	(6)*
		Class A Preferred Stock (2,392.92 Shares)	N/A	12/21	N/A		239	239	—%	(6)*
						2,963	3,165	3,165

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	02/21	02/27	9,382	9,179	9,300	1.9%	(6) (7) (9)
						9,382	9,179	9,300

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	10/21	10/28	$2,722	$2,628	$2,620	0.5%	(3) (6) (7) (16)
		Revolver	SONIA + 5.25%, 5.3% Cash	10/21	04/22	53	52	52	—%	(3) (6) (7) (16)
						2,775	2,680	2,672

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/21	09/27	3,994	3,917	3,915	0.8%	(6) (7) (9)
						3,994	3,917	3,915

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	8,501	8,331	8,331	1.7%	(6) (7) (9)
		Revolver	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	—	(27)	(27)	—%	(6) (7) (9)
		Partnership Units (210,920.1 units)	N/A	12/21	N/A		211	211	—%	(6)*
						8,501	8,515	8,515

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	10.8% Cash	02/21	08/23	7,908	8,101	8,066	1.7%	(3)*
						7,908	8,101	8,066

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	5,960	6,096	5,817	1.2%	(3) (6) (7) (13)
						5,960	6,096	5,817

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	10,578	10,287	10,279	2.1%	(6) (7) (8)
						10,578	10,287	10,279

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	06/21	05/28	1,437	1,456	1,404	0.3%	(3) (6) (7) (16)
						1,437	1,456	1,404

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	06/21	06/28	597	582	584	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	377	394	369	0.1%	(3) (6) (7) (13)
						974	976	953

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	2,281	2,235	2,235	0.5%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	—	(4)	(4)	—%	(6) (7) (9)
						2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 6.0%, 6.5% Cash	12/20	12/25	847	838	817	0.2%	(3) (6) (7) (18)
						847	838	817

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	14,048	13,798	13,787	2.7%	(6) (7) (9)
		Class A-2 Partnership Units (86.39 Units)	N/A	08/21	N/A		86	87	—%	(6)*
						14,048	13,884	13,874

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.5%, 6.5% Cash	12/21	12/27	5,236	5,018	5,092	1.0%	(3) (6) (7) (17)
						5,236	5,018	5,092

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	2,121	2,079	2,079	0.4%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(5)	(6)	—%	(6) (7) (9)
		Partnership Units (1,910.22 Units)	N/A	12/21	N/A		191	191	—%	(6)*
						2,121	2,265	2,264

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash, 4.0% PIK	12/21	06/26	$17,368	$16,681	$16,678	3.4%	(6) (7) (9)
		Warrants - Class A (10,710 units)	N/A	12/21	N/A		—	—	—%	(6)*
		Warrants - Class B (3,614 units)	N/A	12/21	N/A		—	—	—%	(6)*
		Warrants - Class CC (372 units)	N/A	12/21	N/A		—	—	—%	(6)*
		Warrants - Class D (955 units)	N/A	12/21	N/A		—	—	—%	(6)*
						17,368	16,681	16,678

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/20	12/26	14,988	14,712	14,688	3.0%	(6) (7) (9)
						14,988	14,712	14,688

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	06/21	06/28	5,079	5,173	4,997	1.0%	(3) (6) (7) (13)
						5,079	5,173	4,997

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	08/21	07/28	3,147	3,057	3,119	0.6%	(3) (6) (7) (21)
						3,147	3,057	3,119

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/21	03/27	771	786	760	0.2%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	370	373	357	0.1%	(3) (6) (7) (13)
						1,141	1,159	1,117

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	09/21	09/26	2,613	2,518	2,572	0.5%	(3) (6) (7) (18)
						2,613	2,518	2,572

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	12/20	12/27	2,453	2,441	2,421	0.5%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.8% Cash	12/20	12/27	367	362	365	0.1%	(3) (6) (7) (9)
						2,820	2,803	2,786

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.5% Cash	08/20	08/26	5,059	4,977	5,059	1.0%	(6) (7) (9)
		Partnership Equity (81,313 Units)	N/A	03/21	N/A		81	65	—%	(6)*
						5,059	5,058	5,124

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	11/21	11/27	9,709	9,470	9,466	2.0%	(6) (7) (10)
		Partnership Units (394,736.8 Units)	N/A	11/21	N/A		395	407	0.1%	(6)*
						9,709	9,865	9,873

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 6.0% Cash	12/20	12/26	9,687	9,730	9,541	2.0%	(6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	4,230	4,122	4,156	0.9%	(6) (7) (9)
						13,917	13,852	13,697

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.8% Cash	04/21	04/29	1,859	1,824	1,822	0.4%	(6) (7) (9)
						1,859	1,824	1,822

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 6.8% Cash	08/21	06/28	9,772	9,702	9,509	2.0%	(3) (6) (7) (16)
						9,772	9,702	9,509

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	$1,899	$1,835	$1,843	0.4%	(3) (6) (7) (13)
		Super Senior Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	06/28	230	222	223	—%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	—	(6)	(5)	—%	(3) (6) (7) (13)
						2,129	2,051	2,061

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/20	10/25	15,644	15,328	15,323	3.2%	(6) (7) (9)
						15,644	15,328	15,323

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/20	12/26	4,847	4,704	4,680	1.0%	(6) (7) (8)
		Common Stock (84.8 Units)	N/A	12/20	N/A		85	116	—%	(6)*
						4,847	4,789	4,796

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	1,748	1,705	1,705	0.4%	(6) (7) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	—	(7)	(7)	—%	(6) (7) (9)
						1,748	1,698	1,698

Serta Simmons Bedding LLC	Home Furnishings	Super Priority Second Out	LIBOR + 7.5%, 8.5% Cash	09/20	08/23	1,975	1,763	1,842	0.4%	(7) (8)
						1,975	1,763	1,842

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/20	12/26	4,950	4,865	4,782	1.0%	(6) (7) (9)
						4,950	4,865	4,782

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	8,235	8,051	8,047	1.7%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(12)	(12)	—%	(6) (7) (9)
						8,235	8,039	8,035

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/20	12/26	4,633	4,554	4,633	1.0%	(6) (7) (8)
						4,633	4,554	4,633

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	01/21	12/27	921	900	921	0.2%	(3) (6) (7) (9)
						921	900	921

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	GBP LIBOR + 6.75%, 6.8% Cash	12/20	11/27	519	455	509	0.1%	(3) (6) (7) (11)
						519	455	509

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.4%, 6.9% Cash	10/21	04/27	8,640	8,514	8,510	1.8%	(3) (6) (7) (9)
						8,640	8,514	8,510

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	18,540	18,169	18,169	3.7%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(29)	(29)	—%	(6) (7) (9)
						18,540	18,140	18,140

Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/20	03/23	4,625	4,109	4,592	0.9%	(7) (9)
						4,625	4,109	4,592

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	10/28	4,168	4,117	4,115	0.8%	(3) (6) (7) (8)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	10/26	261	255	255	0.1%	(3) (6) (7) (8)
						4,429	4,372	4,370

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	8.8% PIK	07/21	07/28	$925	$907	$909	0.2%	(6)*
		Common Stock (736 Shares)	N/A	07/21	N/A		23	30	—%	(6)*
						925	930	939

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	2,611	2,521	2,526	0.5%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	11/21	05/28	32	29	29	—%	(3) (6) (7) (13)
						2,643	2,550	2,555

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	3,657	3,593	3,593	0.7%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/23	—	(10)	(10)	—%	(6) (7) (9)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	—	(13)	(13)	—%	(6) (7) (9)
						3,657	3,570	3,570

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	815	747	747	0.2%	(6) (7) (9)
		Revolver	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	—	(14)	(14)	—%	(6) (7) (9)
		Subordinated Term Loan	7.75% PIK	10/21	10/28	3,210	3,147	3,145	0.6%	(6)*
						4,025	3,880	3,878

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/21	02/27	16,873	16,621	16,873	3.5%	(6) (7) (9)
						16,873	16,621	16,873

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/21	12/25	6,082	5,935	5,931	1.2%	(6) (7) (9)
						6,082	5,935	5,931

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	07/21	09/26	7,500	7,362	7,371	1.5%	(6) (7) (9)
						7,500	7,362	7,371

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.0%, 7.1% Cash	09/20	09/27	1,129	1,045	1,109	0.2%	(3) (6) (7) (15)
						1,129	1,045	1,109

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	09/20	09/27	796	822	781	0.2%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.5% Cash	02/21	09/27	364	364	357	0.1%	(3) (6) (7) (9)
						1,160	1,186	1,138

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	10,000	10,000	9,811	2.0%
						10,000	10,000	9,811

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	06/28	12,742	12,500	12,537	2.6%	(6) (7) (9)
		Partnership Equity (16,442.9 Units)	N/A	06/21	N/A		164	171	—%	(6)*
						12,742	12,664	12,708

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	06/25	870	845	870	0.2%	(6) (7) (9)
						870	845	870

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	2,527	2,527	2,484	0.5%
						2,527	2,527	2,484

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	$5,380	$5,273	$5,272	1.1%	(6) (7) (9)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	80	60	60	—%	(6) (7) (9)
		Common Stock (777,260.13 shares)	N/A	12/21	N/A		777	777	0.2%	(6)*
						5,460	6,110	6,109

Subtotal Non–Control / Non–Affiliate Investments (155.7%)						753,265	748,497	754,861

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		12,646	12,859	2.6%	(3)*
							12,646	12,859

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,225	2,341	0.5%	(6)*
		Revolver	LIBOR + 7.25%	07/21	07/28	898	836	898	0.2%	(6) (9)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		44,396	45,789	9.4%	(6)*
						3,144	47,457	49,028

Thompson Rivers LLC	Investment Funds & Vehicles	6.5% Member Interest	N/A	06/21	N/A		32,287	34,893	7.2%	(3)*
							32,287	34,893

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	04/21	N/A		13,756	13,501	2.8%	(3)*
							13,756	13,501

Subtotal Affiliate Investments (22.7%)						3,144	106,146	110,281

Total Investments, December 31, 2021 (178.4%)*						$756,409	$854,643	$865,142

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$12,250	$8,906	HSBC Bank USA	01/06/22	$(1)
Foreign currency forward contract (AUD)	$8,834	A$12,250	HSBC Bank USA	01/06/22	(71)
Foreign currency forward contract (AUD)	$5,503	A$7,659	HSBC Bank USA	04/08/22	(66)

Foreign currency forward contract (CAD)	$5,580	$4,366	HSBC Bank USA	01/06/22	44
Foreign currency forward contract (CAD)	$4,373	$5,580	HSBC Bank USA	01/06/22	(36)
Foreign currency forward contract (CAD)	$270	$349	BNP Paribas SA	04/08/22	(6)
Foreign currency forward contract (CAD)	$4,439	$5,675	HSBC Bank USA	04/08/22	(44)

Foreign currency forward contract (DKK)	3,526kr.	$537	HSBC Bank USA	01/06/22	2
Foreign currency forward contract (DKK)	$551	3,526kr.	HSBC Bank USA	01/06/22	12
Foreign currency forward contract (DKK)	$531	3,481kr.	HSBC Bank USA	04/08/22	(2)

Foreign currency forward contract (EUR)	€20,807	$23,557	HSBC Bank USA	01/06/22	119
Foreign currency forward contract (EUR)	$5,181	€4,500	BNP Paribas SA	01/06/22	61
Foreign currency forward contract (EUR)	$18,704	€16,307	HSBC Bank USA	01/06/22	149
Foreign currency forward contract (EUR)	$10,436	€9,200	BNP Paribas SA	04/08/22	(54)
Foreign currency forward contract (EUR)	$25,362	€22,357	HSBC Bank USA	04/08/22	(129)

Foreign currency forward contract (GBP)	£8,566	$11,504	HSBC Bank USA	01/06/22	96
Foreign currency forward contract (GBP)	£4,068	$5,418	HSBC Bank USA	04/08/22	88
Foreign currency forward contract (GBP)	$11,472	£8,566	HSBC Bank USA	01/06/22	(129)
Total Foreign Currency Forward Contracts, December 31, 2021					$33
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $349.8 billion in assets under management as of June 30, 2022.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of June 30, 2022, BIIL had approximately £16.7 billion in assets under management.
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
For the three and six months ended June 30, 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.1 million and $0.2 million, respectively. As of June 30, 2022, the Base Management Fee of $0.4 million for the three months ended June 30, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $0.3 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2022, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $2.1 million and $3.9 million, respectively. For the three and six months ended June 30, 2021, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $0.7 million and $1.1 million, respectively. As of June 30, 2022, the Income-Based Fee of $2.1 million for the three months ended June 30, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Incentive-Based Fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three and six months ended June 30, 2022, the Company reduced the Capital Gains Fee accrual by $1.7 million and $1.1 million, respectively. For the three and six months ended June 30, 2021, the Company accrued $0.2 million and $0.7 million, respectively, of Capital Gains Fee. As of June 30, 2022, the Capital Gains Fee of $1.0 million accrued since inception was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Capital Gains Fee of $2.1 million accrued since inception was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Advisory Agreement had an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement’s continuance was approved for an additional annual term by a vote of the Board at its meeting held on May 5, 2022. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days' written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).

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
For the three and six months ended June 30, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.4 million, respectively. As of June 30, 2022, the administrative expenses of $0.3 million incurred during the three months ended June 30, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement’s continuance was approved for an additional annual term by a vote of the Board at its meeting held on May 5, 2022. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2022:
Senior debt and 1st lien notes	$841,181	73%	$819,911	72%	136%
Subordinated debt and 2nd lien notes	123,513	11	120,916	11	20
Structured products	30,266	3	29,314	3	5
Equity shares	78,385	7	92,633	8	15
Equity warrants	68	—	38	—	—
Investments in joint ventures	65,889	6	62,289	6	10
	$1,139,302	100%	$1,125,101	100%	186%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72%	128%
Subordinated debt and 2nd lien notes	91,067	11	92,297	11	19
Structured products	29,477	3	30,900	3	6
Equity shares	56,431	7	59,601	7	12
Equity warrants	68	—	163	—	—
Investments in joint ventures	58,689	7	61,253	7	13
	$854,643	100%	$865,142	100%	178%
During the three months ended June 30, 2022, the Company made 24 new investments totaling $96.5 million, made investments in existing portfolio companies totaling $67.8 million and made additional investments in joint venture equity portfolio companies totaling $2.1 million. During the six months ended June 30, 2022, the Company made 45 new investments totaling $237.0 million, made investments in existing portfolio companies totaling $71.0 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million.
During the three months ended June 30, 2021, the Company made 25 new investments totaling $186.6 million, made investments in existing portfolio companies totaling $29.2 million, made additional investments in joint venture equity portfolio companies totaling $8.0 million and made new joint venture equity investments totaling $35.5 million. During the six months ended June 30, 2021, the Company made 43 new investments totaling $335.5 million, made investments in existing portfolio companies totaling $18.7 million and made new joint venture equity investments totaling $48.2 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at June 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Aerospace and Defense	$56,911	5.1%	$48,271	5.6%
Automotive	18,817	1.7	11,826	1.4
Banking, Finance, Insurance and Real Estate	122,770	10.9	99,003	11.5
Beverage, Food and Tobacco	41,189	3.7	42,795	4.9
Capital Equipment	26,767	2.4	17,630	2.0
Chemicals, Plastics, and Rubber	29,306	2.6	19,202	2.2
Construction and Building	10,338	0.9	9,073	1.1
Consumer Goods: Durable	19,416	1.7	12,478	1.4
Consumer Goods: Non-durable	8,935	0.8	9,207	1.1
Containers, Packaging and Glass	30,414	2.7	8,150	0.9
Energy: Oil and Gas	2,655	0.2	3,146	0.4
Environmental Industries	7,778	0.7	7,906	0.9
Healthcare and Pharmaceuticals	94,523	8.4	53,681	6.2
High Tech Industries	100,330	8.9	63,862	7.4
Hotel, Gaming and Leisure	22,234	2.0	24,216	2.8
Investment Funds and Vehicles	62,289	5.5	61,253	7.1
Media: Advertising, Printing and Publishing	4,801	0.4	8,860	1.0
Media: Broadcasting and Subscription	6,724	0.6	5,312	0.6
Media: Diversified and Production	21,926	1.9	14,157	1.6
Metals and Mining	9,900	0.9	—	—%
Services: Business	244,966	21.8	194,120	22.4
Services: Consumer	55,125	4.9	53,624	6.2
Structured Products	15,842	1.4	21,144	2.4
Telecommunications	31,895	2.8	11,965	1.4
Transportation: Cargo	74,676	6.6	59,400	6.9
Transportation: Consumer	3,870	0.4	4,164	0.5
Utilities: Electric	704	0.1	697	0.1
Total	$1,125,101	100.0%	$865,142	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP ("Banff"), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2022, the Company contributed $2.0 million of capital and held a 10.0% partnership interest in Banff. As of June 30, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $15.2 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $117.1 million as of June 30, 2022, as compared to $132.2 million as of December 31, 2021. As of June 30, 2022, Banff’s investments had an aggregate cost of $126.1 million, as compared to $133.7 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Senior debt and 1st lien notes	$122,197	97%	$113,161	97%
Subordinated debt and 2nd lien notes	3,900	3	3,938	3
	$126,097	100%	$117,099	100%
December 31, 2021:
Senior debt and 1st lien notes	$129,777	97%	$128,231	97%
Subordinated debt and 2nd lien notes	3,894	3%	4,000	3%
	$133,671	100%	$132,231	100%
As of both June 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 6.7%.
The industry composition of Banff’s investments at fair value at June 30, 2022 and December 31, 2021, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Aerospace and Defense	$14,772	12.6%	$15,346	11.6%
Banking, Finance, Insurance and Real Estate	21,121	18.1	23,178	17.5
Beverage, Food and Tobacco	5,903	5.0	6,114	4.6
Consumer Goods: Non-durable	5,929	5.0	6,422	4.9
Containers, Packaging and Glass	6,292	5.4	5,705	4.3
Healthcare and Pharmaceuticals	11,791	10.2	15,760	11.9
High Tech Industries	17,640	15.0	17,511	13.2
Media: Advertising, Printing and Publishing	—	—	3,474	2.6
Media: Diversified and Production	2,251	1.9	2,498	1.9
Services: Business	17,897	15.3	21,776	16.5
Services: Consumer	9,144	7.8	9,773	7.4
Telecommunications	3,051	2.6	3,386	2.6
Transportation: Cargo	1,308	1.1	1,288	1.0
Total	$117,099	100%	$132,231	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at June 30, 2022 and December 31, 2021, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Australia	$2,456	2.1%	$6,426	4.9%
Belgium	5,903	5.0	6,114	4.6
Canada	2,705	2.3	2,729	2.1
France	29,409	25.1	31,521	23.9
Germany	2,830	2.4	3,075	2.3
Netherlands	8,492	7.3	8,080	6.1
United Kingdom	26,443	22.6	28,496	21.5
USA	38,861	33.2	45,790	34.6
Total	$117,099	100.0%	$132,231	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both June 30, 2022 and December 31, 2021, the Company had sold $143.0 million of its investments to Banff. For the three and six months ended June 30, 2021, the Company realized a gain on the sales of its investments to Banff of $0.2 million and $0.8 million, respectively. As of December 31, 2021, the Company had $39.9 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Audited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2022. As of June 30, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2022, Thompson Rivers declared $69.4 million and $89.4 million in dividends, respectively, of which $1.0 million and $2.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for both the three and six months ended June 30, 2022, $3.6 million was recognized as a return of capital.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022, Thompson Rivers had $1.5 billion in Ginnie Mae early buyout loans and $267.1 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of June 30, 2022, Thompson Rivers had 8,676 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Federal Housing Administration (“FHA”) loans	$1,419,533	90%	$1,389,345	90%
Veterans Affairs (“VA”) loans	155,498	10	150,594	10
	$1,575,031	100%	$1,539,939	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93	$2,839,495	93
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $396.6 million and $694.8 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $693.1 million and $1,245.2 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $340.3 million and $933.1 million outstanding as of June 30, 2022 and December 31, 2021, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318		$32,287
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.4 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $1.7 million of recallable return of capital) has been funded as of June 30, 2022. As of June 30, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three and six months ended June 30, 2022, Waccamaw River declared $2.4 million and $3.9 million in dividends, respectively, of which $0.5 million and $0.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of June 30, 2022, Waccamaw River had $130.1 million in unsecured consumer loans and $12.3 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of June 30, 2022, Waccamaw River had 11,626 outstanding loans with an average loan size of $11,488, remaining average life to maturity of 45.4 months and weighted average interest rate of 11.0%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $37.1 million as of June 30, 2022.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation	$24,250		$15,450
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)		$(1,730)
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $78.1 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
(4)Includes $51.7 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. As of June 30, 2022 and December 31, 2021, $3.5 million and $0.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$537,324	Yield Analysis	Market Yield	6.8% – 19.2%	10.1%	Decrease
	1,895	Discounted Cash Flow Analysis	Discount Rate	9.2%	9.2%	Decrease
	216,526	Recent Transaction	Transaction Price	96.0% – 100.0%	97.7%	Increase
Subordinated debt and 2nd lien notes(2)	52,663	Yield Analysis	Market Yield	8.2% – 13.6%	11.6%	Decrease
	5,750	Market Approach	Adjusted EBITDA Multiple	10.3x	10.3x	Increase
	31,590	Recent Transaction	Transaction Price	92.7% – 98.0%	96.2%	Increase
Structured products	13,890	Discounted Cash Flow Analysis	Discount Rate	5.5% – 13.0%	9.0%	Decrease
Equity shares(3)	74,308	Market Approach	Adjusted EBITDA Multiple	5.9x – 49.5x	12.0x	Increase
	13,292	Recent Transaction	Transaction Price	$0.98 – $7,876	$82.55	Increase
Warrants	—	Market Approach	Adjusted EBITDA Multiple	6.7x – 19.5x	N/A	Increase
(1) Excludes investments with an aggregate fair value amounting to $7,596, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $25,924, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3)Excludes investments with an aggregate fair value amounting to $2,655, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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
The following tables present the Company’s investment portfolio at fair value as of June 30, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$56,570	$763,341	$819,911
Subordinated debt and 2nd lien notes	—	4,989	115,927	120,916
Structured products	—	15,424	13,890	29,314
Equity shares	21	2,357	90,255	92,633
Equity warrants	—	38	—	38
Investments subject to leveling	$21	$79,378	$983,413	$1,062,812
Investments in joint ventures(1)				62,289
				$1,125,101
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$718,641
New investments	226,168	32,275	4,520	17,179	280,142
Transfers into (out of) Level 3	(6,834)	10,292	9,811	3,518	16,787
Proceeds from sales of investments	823	—	—	—	823
Loan origination fees received	(4,938)	(607)	—	—	(5,545)
Principal repayments received	(19,405)	—	—	—	(19,405)
Payment in kind interest	614	608	—	—	1,222
Accretion of loan premium/discount	109	37	—	—	146
Accretion of deferred loan origination revenue	1,598	87	—	—	1,685
Realized loss	(1,620)	—	—	—	(1,620)
Unrealized appreciation (depreciation)	(17,463)	(3,591)	(441)	12,032	(9,463)
Fair value, end of period	$763,341	$115,927	$13,890	$90,255	$983,413

Six Months Ended June 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,325	$1,236	$122	$126,683
New investments	275,485	57,876	2,326	335,687
Transfers into Level 3	—	—	2,884	2,884
Proceeds from sales of investments	(114,517)	(3,889)	—	(118,406)
Loan origination fees received	(6,848)	(1,408)	—	(8,256)
Principal repayments received	(1,816)	(742)	—	(2,558)
Payment in kind interest	211	—	—	211
Accretion of loan premium/discount	13	29	—	42
Accretion of deferred loan origination revenue	496	18	—	514
Realized gain (loss)	1,270	(4)	—	1,266
Unrealized appreciation (depreciation)	(892)	565	383	56
Fair value, end of period	$278,727	$53,681	$5,715	$338,123
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $18.0 million and $9.3 million during the three and six months ended June 30, 2022, respectively, were related to portfolio company investments that were still held by the Company as of June 30, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $0.6 million and $1.0 million during the three and six months ended June 30, 2021, respectively, were related to portfolio company investments that were still held by the Company as of June 30, 2021.
Exclusive of short-term investments, during the six months ended June 30, 2022, the Company made investments of approximately $284.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2022, the Company made investments of $34.6 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2022, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$800	$327	$1,488	$528
Management, valuation and other fees	274	105	544	180
Total Recurring Fee Income	1,074	432	2,032	708
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	244	23	265	44
Advisory, loan amendment and other fees	410	16	446	14
Total Non-Recurring Fee Income	654	39	711	58
Total Fee Income	$1,728	$471	$2,743	$766
Offering Costs
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in "Prepaid expenses and other assets" and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s amended registration statement on Form 10, as filed with the SEC on August 5, 2020 (the “Form 10”).
Other General and Administrative Expenses
Other general and administrative expenses include bank service fees and expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Concentration of Credit Risk
As of both June 30, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2022 and December 31, 2021, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.6% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2022, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of June 30, 2022 the Company held nine investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, one investment that was denominated in New Zealand dollars, 38 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 21 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held six investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 28 investments that were denominated in Euros and 15 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2022 and June 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2022 and December 31, 2021 was approximately $1,139.3 million and $854.7 million, respectively. As of June 30, 2022, net unrealized appreciation on the Company's investments (tax basis) was approximately $5.3 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $38.9 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $33.7 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $15.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $20.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $4.7 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited and Audited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited and Audited Consolidated Balance Sheet. As of June 30, 2022, the Company recorded a net deferred tax liability of $0.2 million pertaining to tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2022	June 30, 2022	December 31, 2021
Subscription Facility:
September 21, 2020	NA	NA	$—	$67,954
Total Subscription Facility			$—	$67,954
Credit Facility:
January 15, 2021	April 30, 2026	3.879%	$594,241	$390,155
Total Credit Facility			$594,241	$390,155
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$—
(Less: Deferred financing fees)			$(331)	$—
Total Notes			$99,669	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 187.1% as of June 30, 2022.

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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of June 30, 2022, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2022, the Company had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 4.211% (with Term SOFR borrowings subject to one month SOFR of 1.505% and ABR borrowings subject to the Prime Rate of 4.75%), borrowings denominated in British pounds sterling of £33.2 million ($40.3 million U.S. dollars) with an interest rate of 3.122% (one month GBP LIBOR of 0.972%), borrowings denominated in Euros of €63.5 million ($66.4 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%) and borrowings denominated in

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Australian Dollars of A$25.5 million ($17.5 million U.S. dollars) with an interest rate of 3.275% (one month AUD Screen Rate of 1.125%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of June 30, 2022, the fair value of the borrowings outstanding under the ING Credit Facility was $594.2 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2022, the Company was in compliance with all covenants under the February 2022 NPA.

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
As of June 30, 2022, the fair value of the February 2027 Notes was $89.5 million. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the Company's foreign currency forward contracts as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$29,465	A$39,283	07/07/22	$2,340	Prepaid expense and other assets
Foreign currency forward contract (AUD)	A$39,283	$27,149	07/07/22	(24)	Derivative liability
Foreign currency forward contract (AUD)	$27,704	A$40,052	10/06/22	27	Prepaid expense and other assets

Foreign currency forward contract (CAD)	$4,606	C$5,765	07/07/22	127	Prepaid expense and other assets
Foreign currency forward contract (CAD)	C$5,765	$4,483	07/07/22	(5)	Derivative liability
Foreign currency forward contract (CAD)	$4,496	C$5,780	10/06/22	5	Prepaid expense and other assets

Foreign currency forward contract (DKK)	3,552kr.	$503	07/07/22	(3)	Derivative liability
Foreign currency forward contract (DKK)	$531	3,552kr.	07/07/22	31	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$511	3,585kr.	10/06/22	3	Prepaid expense and other assets

Foreign currency forward contract (EUR)	€68,233	$71,845	07/07/22	(406)	Derivative liability
Foreign currency forward contract (EUR)	$43,848	€39,433	07/07/22	2,562	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$30,869	€28,800	07/07/22	716	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$2,119	€2,000	10/06/22	12	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$66,208	€62,479	10/06/22	361	Prepaid expense and other assets

Foreign currency forward contract (GBP)	£9,030	$11,013	07/07/22	(29)	Derivative liability
Foreign currency forward contract (GBP)	$11,181	£8,800	07/07/22	477	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$300	£230	07/07/22	21	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$11,234	£9,195	10/06/22	30	Prepaid expense and other assets

Foreign currency forward contract (NZD)	$4,852	NZ$7,023	07/07/22	466	Prepaid expense and other assets
Foreign currency forward contract (NZD)	NZ$7,023	$4,392	07/07/22	(7)	Derivative liability
Foreign currency forward contract (NZD)	$4,384	NZ$7,019	10/06/22	6	Prepaid expense and other assets

Foreign currency forward contract (CHF)	1,200Fr.	$1,255	07/07/22	2	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$1,253	1,200Fr.	07/07/22	(4)	Derivative liability
Foreign currency forward contract (CHF)	$1,263	1,200Fr.	10/06/22	(2)	Derivative liability
Total				$6,706

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$12,250	A$8,906	01/06/22	$(1)	Derivative liability
Foreign currency forward contract (AUD)	A$8,834	$12,250	01/06/22	(71)	Derivative liability
Foreign currency forward contract (AUD)	$5,503	€7,659	04/08/22	(66)	Derivative liability

Foreign currency forward contract (CAD)	€5,580	$4,366	01/06/22	44	Prepaid expense and other assets
Foreign currency forward contract (CAD)	€4,373	$5,580	01/06/22	(36)	Derivative liability
Foreign currency forward contract (CAD)	$270	£349	04/08/22	(6)	Derivative liability
Foreign currency forward contract (CAD)	$4,439	£5,675	04/08/22	(44)	Derivative liability

Foreign currency forward contract (DKK)	£3,526	$537	01/06/22	2	Prepaid expense and other assets
Foreign currency forward contract (DKK)	£551	$3,526	01/06/22	12	Prepaid expense and other assets
Foreign currency forward contract (DKK)	£531	$3,481	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	£20,807	$23,557	01/06/22	119	Prepaid expense and other assets
Foreign currency forward contract (EUR)	£5,181	$4,500	01/06/22	61	Prepaid expense and other assets
Foreign currency forward contract (EUR)	£18,704	$16,307	01/06/22	149	Prepaid expense and other assets
Foreign currency forward contract (EUR)	£10,436	$9,200	04/08/22	(54)	Derivative liability
Foreign currency forward contract (EUR)	£25,362	$22,357	04/08/22	(129)	Derivative liability

Foreign currency forward contract (GBP)	£8,566	$11,504	01/06/22	96	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£4,068	$5,418	04/08/22	88	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£11,472	$8,566	01/06/22	(129)	Derivative liability
Total				$33
As of June 30, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $6.7 million and $33,665, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of June 30, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of June 30, 2022, all commitments have been funded.
As of December 31, 2021, the Company had $568.5 million in total capital commitments from investors ($211.1 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($1.5 million unfunded) and $95.0 million was from MassMutual ($28.6 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$141
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	776
Accurus Aerospace Corporation(1)(2)	Revolver	922	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	108	108
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,150	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	227	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	2,582
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	428	—
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	168	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	135	151

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	844	941
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	690	769
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	990	1,046
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	282	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	627	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	178	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	119	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	112	160
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	916	996
CGI Parent, LLC(1)	Revolver	1,653	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Comply365, LLC(1)(2)	Revolver	556	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	989	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	237	2,712
CSL DualCom(1)(2)(4)	Acquisition Term Loan	1,114	1,242
DecksDirect, LLC(1)(2)	Revolver	153	218
Dune Group(1)(2)(3)	Delayed Draw Term Loan	960	1,044
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,094	1,094
Eclipse Business Capital, LLC(1)	Revolver	3,234	5,840
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	4,475	5,339
EMI Porta Holdco LLC(1)	Revolver	859	1,271
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	187	425
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	930
Events Software BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	440	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240	240
Finexvet(1)(2)(3)	Acquisition Facility	230	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	773	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	3,779	3,779
GPZN II GmbH(1)(2)(3)	Term Loan	549	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	235
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	360
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	817	1,206
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	807	878
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	711	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	856	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,903	1,574
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,224	1,332
LeadsOnline, LLC(1)	Revolver	1,692	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	130	316
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	372	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	149	162
Marshall Excelsior Co.(1)(2)	Revolver	416	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	861	861
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	340	360
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	813	906
Narda Acquisitionco., Inc.(1)(2)	Revolver	684	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	4,338	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	53
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	817	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility C	1,042	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	147	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)	Revolver	131	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	343
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
Perimeter Master Note Business Trust(1)(2)	Secured Note - Class A	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class B	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class C	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class D	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class E	2,794	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	237	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	2,632
Premium Invest(1)(2)(3)	Acquisition Facility	732	834
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	206	224
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	712	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term loan	—	461
Questel Unite(1)(2)(3)	Incremental Term Loan	2,707	2,944
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	465	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	742	1,301
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	141	153
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,594	2,594
Sanoptis S.A.R.L.(1)(3)	Acquisition Facility	2,806	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,112	—
Scout Bidco B.V.(1)(2)(3)	Revolver	504	—
Sereni Capital NV(1)(2)(3)	Term Loan	376	—
Sereni Capital NV(1)(2)(3)	Revolver	53	—
Smartling, Inc.(1)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)	Revolver	588	588
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	1,699	1,895
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)	Revolver	264	336
Syntax Systems Ltd(1)	Delayed Draw Term Loan	1,142	1,142
Tank Holding Corp(1)	Revolver	382	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	485
Techone B.V.(1)(2)(3)	Revolver	65	129
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	591	591
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	—	1,494
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,537	—
Union Bidco Limited(1)(4)	Acquisition Facility	151	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,588	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	729	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,060	1,549
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)	Revolver	684	967
Xeinadin Bidco Limited(1)(2)(4)	Term Loan	2,394	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,270	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	267	—
Total unused commitments to extend financing		$110,000	$116,977
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
COVID-19 Developments
During the six months ended June 30, 2022, the COVID-19 pandemic continued to have an impact on the U.S and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value at beginning of period	$22.43	$21.58
Net investment income(1)	1.15	0.88
Net realized gain on investments / foreign currency transactions(1)	0.10	0.18
Net unrealized appreciation on investments / foreign currency transactions(1)	(0.43)	0.47
Total increase from investment operations(1)	0.82	1.53
Dividends declared from net investment income	(0.96)	(0.63)
Dividends declared from realized gains	(0.07)	(0.20)
Total dividends declared	(1.03)	(0.83)
Loss on extinguishment of debt(1)	(0.01)	—
Other(2)	0.01	(0.09)
Net asset value at end of period	$22.22	$22.19
Shares outstanding at end of period	27,209,484	10,185,518
Net assets at end of period	$604,587	$226,046
Average net assets	$548,900	$178,019
Ratio of total expenses to average net assets (annualized)(3)	5.21%	6.96%
Ratio of net investment income to average net assets (annualized)(3)	10.23%	8.22%
Portfolio turnover ratio (annualized)	3.89%	64.83%
Total return(4)	3.64%	6.78%
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
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2022, the Company made approximately $110.6 million of new commitments, of which $85.5 million closed and funded. The $85.5 million of investments consists of $79.6 million of first lien senior secured debt investments, $5.3 million of second lien senior secured and subordinated debt investments and $0.6 million of equity investments. The weighted average yield of the debt investments was 8.1%. In addition, the Company funded $8.1 million of previously committed delayed draw term loans.
On August 9, 2022, the Board declared a quarterly dividend of $0.53 per share payable on September 14, 2022 to holders of record as of September 7, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of June 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 7.8% and 7.0%, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies but no longer adversely affects our operations and the operations of Barings, including with respect to us. Barings continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $274.4 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of June 30, 2022, BIIL had approximately £16.7 billion in assets under management.
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
Portfolio Investment Composition
The total value of our investment portfolio was $1,125.1 million as of June 30, 2022, as compared to $865.1 million as of December 31, 2021. As of June 30, 2022, we had investments in 188 portfolio companies with an aggregate cost of $1,139.3 million. As of December 31, 2021, we had investments in 151 portfolio companies with an aggregate cost of $854.6 million. As of both June 30, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Senior debt and 1st lien notes	$841,181	73%	$819,911	72%
Subordinated debt and 2nd lien notes	123,513	11	120,916	11
Structured products	30,266	3	29,314	3
Equity shares	78,385	7	92,633	8
Equity warrants	68	—	38	—
Investments in joint ventures	65,889	6	62,289	6
	$1,139,302	100%	$1,125,101	99%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72
Subordinated debt and 2nd lien notes	91,067	11	92,297	11
Structured products	29,477	3	30,900	3
Equity shares	56,431	7	59,601	7
Equity warrants	68	—	163	—
Investments in joint ventures	58,689	7	61,253	7
	$854,643	100%	$865,142	100%
Investment Activity
During the six months ended June 30, 2022, we made 45 new investments totaling $237.0 million, made investments in existing portfolio companies totaling $71.0 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million. We had seven loans repaid at par totaling $18.8 million and received $9.3 million of portfolio company principal payments and sales proceeds, recognizing a net realized loss on these transactions of $1.6 million. In addition, we received $3.6 million of return of capital from one of our joint ventures.

During the six months ended June 30, 2021, we made 43 new investments totaling $335.5 million, made investments in existing portfolio companies totaling $18.7 million and made a new joint venture equity investment totaling $48.2 million. We received $4.1 million of portfolio company principal payments and sold $15.4 million of loans, recognizing a net realized gain on these transactions of $0.4 million. In addition, we sold $103.4 million of middle-market portfolio company debt investments to our joint venture, realizing a gain on these transactions of $0.8 million.
Total portfolio investment activity for the six months ended June 30, 2022 and 2021 was as follows:

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	249,271	32,276	4,520	21,954	—	10,831	318,852
Proceeds from sales of investments	784	—	(2,792)	—	—	(3,631)	(5,639)
Loan origination fees received	(4,938)	(607)	—	—	—	—	(5,545)
Principal repayments received	(25,130)	—	(945)	—	—	—	(26,075)
Payment-in-kind interest	1,299	608	—	—	—	—	1,907
Accretion of loan premium/discount	916	82	7	—	—	—	1,005
Accretion of deferred loan origination revenue	1,668	87	—	—	—	—	1,755
Realized loss	(1,599)	—	—	—	—	—	(1,599)
Unrealized appreciation (depreciation)	(23,288)	(3,827)	(2,376)	11,078	(125)	(6,164)	(24,702)
Fair value, end of period	$819,911	$120,916	$29,314	$92,633	$38	$62,289	$1,125,101

Six Months Ended June 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$164,239	$9,022	$10,383	$207	$112	$—	$31,100	$215,063
New investments	288,527	57,876	2,700	5,125	—	48,171	82,907	485,306
Proceeds from sales of investments	(114,928)	(3,889)	—	—	—	—	(111,006)	(229,823)
Loan origination fees received	(7,174)	(1,408)	—	—	—	—	—	(8,582)
Principal repayments received	(5,071)	(5,742)	(1,334)	—	—	—	—	(12,147)
Payment-in-kind interest	852	—	—	—	—	—	—	852
Accretion of loan premium/ discount	880	127	—	—	—	—	—	1,007
Accretion of deferred loan origination revenue	553	18	—	—	—	—	—	571
Realized gain (loss)	1,300	(4)	—	—	—	—	(1)	1,295
Unrealized appreciation (depreciation)	1,281	556	592	383	124	(310)	—	2,626
Fair value, end of period	$330,459	$56,556	$12,341	$5,715	$236	$47,861	$3,000	$456,168
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both June 30, 2022 and December 31, 2021, we had no non-accrual assets.

Results of Operations
Three and six months ended June 30, 2022 and 2021
Operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$23,076	$8,459	$42,396	$13,510
Total operating expenses	6,820	3,498	14,124	6,189
Net investment income before taxes	16,256	4,961	28,272	7,321
Income taxes, including excise tax expense	—	—	—	8
Net investment income after taxes	16,256	4,961	28,272	7,313
Net realized gains (losses)	(465)	1,260	2,452	1,467
Net unrealized appreciation (depreciation)	(12,909)	392	(10,578)	3,943
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency borrowings	(13,374)	1,652	(8,126)	5,410
Loss on extinguishment of debt	—	—	(181)	—
Net increase in net assets resulting from operations	$2,882	$6,613	$19,965	$12,723
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Interest income	$17,749	$7,076	$31,129	$11,523
Dividend income	2,874	$367	6,664	367
Fee and other income	1,728	$471	2,743	766
Payment-in-kind interest income	725	$545	1,860	854
Total investment income	$23,076	$8,459	$42,396	$13,510
The change in investment income for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to an increase in the average size of our portfolio, increased dividends from portfolio companies and joint venture investments, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The increase in the average size of our portfolio was largely due to increased investment opportunities. The amount of our outstanding debt investments was $999.0 million as of June 30, 2022, as compared to $403.1 million as of June 30, 2021. The weighted average yield on the principal amount of our outstanding debt investments was 7.8% as of June 30, 2022, as compared to 7.2% as of June 30, 2021. For the three and six months ended June 30, 2022, dividends from portfolio companies and joint venture investments were $2.9 million and $6.7 million, respectively, compared to $0.4 million for both the three and six months ended June 30, 2021. For both the three and six months ended June 30, 2022, acceleration of unamortized OID income and unamortized loan origination fee totaled $0.8 million, as compared to $0.3 million for both the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, PIK interest income was $0.7 million and $1.9 million, respectively, as compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2021.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses:
Interest and other financing fees	$5,055	$1,721	$8,806	$2,744
Base management fee	409	138	764	226
Incentive fee	412	945	2,735	1,819
Offering costs	—	68	—	136
Professional fees	265	213	481	502
Directors fees	60	60	135	105
Custody and administrative fees	158	95	351	174
Other general and administrative expenses	461	258	852	483
Total operating expenses	$6,820	$3,498	$14,124	$6,189
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2022 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the six months ended June 30, 2021 were attributable to borrowings under the September 2020 Subscription Facility and the ING Credit Facility.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2022, the amount of base management fee incurred was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2021, the amount of base management fee incurred was $0.1 million and $0.2 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2022, the amount of Income-Based Fee incurred was $2.1 million and $3.9 million, respectively, and we reduced the Capital Gains Fee accrual by $1.7 million and $1.1 million, respectively. For the three and six months ended June 30, 2021, the amount of Income-Based Fee incurred was $0.7 million and $1.1 million, respectively, and we accrued $0.2 million and $0.7 million, respectively for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.4 million, respectively.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,828)	$748	$(1,638)	$1,295
Affiliate investments	—	—	39	—
Net realized gains (losses) on investments	(1,828)	748	(1,599)	1,295
Foreign currency transactions	1,363	$512	4,051	172
Net realized gains (losses)	$(465)	$1,260	$2,452	$1,467
For the three months ended June 30, 2022, we recognized net realized losses totaling $0.5 million, which consisted primarily of a net loss on our loan portfolio of $1.8 million, partially offset by a net gain on foreign currency transactions of $1.4 million. For the six months ended June 30, 2022, we recognized net realized gains totaling $2.5 million, which consisted primarily of a net gain on foreign currency transactions of $4.1 million, partially offset by a net loss on our loan portfolio of $1.6 million.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(23,571)	$953	$(30,118)	$2,935
Affiliate investments	(3,702)	(124)	5,211	(309)
Net unrealized appreciation (depreciation) on investments	(27,273)	829	(24,907)	2,626
Foreign currency transactions	14,364	(437)	14,329	1,317
Net unrealized appreciation (depreciation)	$(12,909)	$392	$(10,578)	$3,943
During the three months ended June 30, 2022, we recorded net unrealized depreciation totaling $12.9 million, consisting of net unrealized depreciation on our current portfolio of $26.5 million, net unrealized depreciation reclassification adjustments of $0.7 million related to realized gains and losses recognized during the year and deferred tax liability of $0.1 million, partially offset by net unrealized appreciation related to foreign currency transactions of $14.4 million. The net unrealized depreciation on our current portfolio of $26.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.0 million and broad market moves for investments of $13.1 million, partially offset by the credit or fundamental performance of investments of $0.6 million.

During the six months ended June 30, 2022, we recorded net unrealized depreciation totaling $10.6 million, consisting of net unrealized depreciation on our current portfolio of $23.8 million, deferred tax liability of $0.2 million and net unrealized depreciation reclassification adjustments of $0.9 million related to realized gains and losses recognized during the year, partially offset by net unrealized appreciation related to foreign currency transactions of $14.3 million. The net unrealized depreciation on our current portfolio of $23.8 million was driven primarily by the impact of foreign currency exchange rates on investments of $16.7 million and broad market moves for investments of $20.2 million, partially offset by the credit or fundamental performance of investments of $13.1 million.
During the three months ended June 30, 2021, we recorded net unrealized appreciation totaling $0.4 million, consisting of net unrealized appreciation on our current portfolio of $1.0 million, net unrealized depreciation related to foreign currency transactions of $0.4 million and net unrealized depreciation reclassification adjustments of $0.2 million related to realized gains and losses recognized during the year. The net unrealized appreciation on the current portfolio of $1.0 million was driven primarily by broad market moves for investments of $2.0 million, partially offset by the impact of foreign currency exchange rates on investments of $1.0 million.
During the six months ended June 30, 2021, we recorded net unrealized appreciation totaling $3.9 million, consisting of net unrealized appreciation on our current portfolio of $4.0 million, net unrealized appreciation related to foreign currency transactions of $1.3 million and net unrealized depreciation reclassification adjustments of $1.3 million related to realized gains and losses recognized during the year. The net unrealized appreciation on the current portfolio of $4.0 million was driven primarily by broad market moves for investments of $5.8 million, partially offset by the impact of foreign currency exchange rates on investments of $1.8 million.
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
Under the Investment Company Act of 1940, as amended (the “1940 Act”), we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 187.1% as of June 30, 2022.
Cash Flows
For the six months ended June 30, 2022, we experienced a net increase in cash in the amount of $108.9 million. During that period, our operating activities used $237.2 million in cash, consisting primarily of purchases of portfolio investments of $331.2 million, partially offset by proceeds from sales of portfolio investments totaling $71.0 million. In addition, our financing activities provided $346.1 million of cash, consisting primarily of net proceeds from the issuance the February 2027 Notes of $99.9 million, borrowings under the ING Credit Facility totaling $213.6 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility totaling $66.4 million and dividends paid in the amount of $14.1 million. As of June 30, 2022, we had $153.9 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of June 30, 2022, we were in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2022, we had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 4.211% (with Term SOFR borrowings subject to one month SOFR of 1.505% and ABR borrowings subject to the Prime Rate of 4.75%), borrowings denominated in British pounds sterling of £33.2 million ($40.3 million U.S. dollars) with an interest rate of 3.122% (one month GBP LIBOR of 0.972%), borrowings denominated in Euros of €63.5 million ($66.4 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%) and borrowings denominated in Australian Dollars of A$25.5 million ($17.5 million U.S. dollars) with an interest rate of 3.275% (one month AUD Screen Rate of 1.125%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2022, we were in compliance with all covenants under the February 2022 NPA.
The February 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The February 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
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
Recent Developments
Subsequent to June 30, 2022, we made approximately $110.6 million of new commitments, of which $85.5 million closed and funded. The $85.5 million of investments consists of $79.6 million of first lien senior secured debt investments, $5.3 million of second lien senior secured and subordinated debt investments and $0.6 million of equity investments. The weighted average yield of the debt investments was 8.1%. In addition, we funded $8.1 million of previously committed delayed draw term loans.
On August 9, 2022, the Board declared a quarterly dividend of $0.53 per share payable on September 14, 2022 to holders of record as of September 7, 2022.
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
As of June 30, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 186% of our total net assets, as compared to approximately 178% of our total net assets as of December 31, 2021.
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
Fee income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$800	$327	$1,488	$528
Management, valuation and other fees	274	105	544	180
Total Recurring Fee Income	1,074	432	2,032	708
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	244	23	265	44
Advisory, loan amendment and other fees	410	16	446	14
Total Non-Recurring Fee Income	654	39	711	58
Total Fee Income	$1,728	$471	$2,743	$766
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$141
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	776
Accurus Aerospace Corporation(1)(2)	Revolver	922	—

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	108	108
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,150	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	227	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	2,582
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	428	—
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	168	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	135	151
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	844	941
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	690	769
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	990	1,046
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	282	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	627	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	178	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	119	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	112	160
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	916	996
CGI Parent, LLC(1)	Revolver	1,653	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Comply365, LLC(1)(2)	Revolver	556	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	989	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	237	2,712
CSL DualCom(1)(2)(4)	Acquisition Term Loan	1,114	1,242
DecksDirect, LLC(1)(2)	Revolver	153	218
Dune Group(1)(2)(3)	Delayed Draw Term Loan	960	1,044
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,094	1,094
Eclipse Business Capital, LLC(1)	Revolver	3,234	5,840
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	4,475	5,339
EMI Porta Holdco LLC(1)	Revolver	859	1,271
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	187	425
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	930
Events Software BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	440	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	240	240
Finexvet(1)(2)(3)	Acquisition Facility	230	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	773	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	3,779	3,779
GPZN II GmbH(1)(2)(3)	Term Loan	549	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	235

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	360
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	817	1,206
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	807	878
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	711	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	856	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,903	1,574
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,224	1,332
LeadsOnline, LLC(1)	Revolver	1,692	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	130	316
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	372	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	149	162
Marshall Excelsior Co.(1)(2)	Revolver	416	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	861	861
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	340	360
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	813	906
Narda Acquisitionco., Inc.(1)(2)	Revolver	684	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	4,338	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	53
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	817	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility C	1,042	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	147	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)	Revolver	131	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	343
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
Perimeter Master Note Business Trust(1)(2)	Secured Note - Class A	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class B	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class C	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class D	55	—
Perimeter Master Note Business Trust (1)(2)	Secured Note - Class E	2,794	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	237	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	2,632
Premium Invest(1)(2)(3)	Acquisition Facility	732	834
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	206	224
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	712	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term loan	—	461
Questel Unite(1)(2)(3)	Incremental Term Loan	2,707	2,944

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	465	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	742	1,301
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	141	153
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,594	2,594
Sanoptis S.A.R.L.(1)(3)	Acquisition Facility	2,806	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,112	—
Scout Bidco B.V.(1)(2)(3)	Revolver	504	—
Sereni Capital NV(1)(2)(3)	Term Loan	376	—
Sereni Capital NV(1)(2)(3)	Revolver	53	—
Smartling, Inc.(1)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)	Revolver	588	588
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	1,699	1,895
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)	Revolver	264	336
Syntax Systems Ltd(1)	Delayed Draw Term Loan	1,142	1,142
Tank Holding Corp(1)	Revolver	382	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	485
Techone B.V.(1)(2)(3)	Revolver	65	129
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	591	591
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	—	1,494
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,537	—
Union Bidco Limited(1)(4)	Acquisition Facility	151	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,588	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	729	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,060	1,549
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)	Revolver	684	967
Xeinadin Bidco Limited(1)(2)(4)	Term Loan	2,394	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,270	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	267	—
Total unused commitments to extend financing		$110,000	$116,977
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, CDOR, SONIA, BKBM, SARON and SOFR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2022, we were not a party to any interest rate hedging arrangements.
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
The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, as which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.

As of June 30, 2022, approximately $903.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $18.1 million on an annual basis.
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. As of June 30, 2022, the alternate base rate was equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month LIBOR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. A hypothetical 200 basis point increase or decrease in the interest rates on the ING Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $11.9 million on an annual basis (based on the amount of outstanding borrowings under the ING Credit Facility as of June 30, 2022). On April 25, 2022, the Company amended the ING Credit Facility to, among other things, replace the LIBOR benchmark provisions with SOFR benchmark provisions.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of June 30, 2022, we had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 4.211% (with Term SOFR borrowings subject to one month SOFR of 1.505% and ABR borrowings subject to the Prime Rate of 4.75%), borrowings denominated in British pounds sterling of £33.2 million ($40.3 million U.S. dollars) with an interest rate of 3.122% (one month GBP LIBOR of 0.972%), borrowings denominated in Euros of €63.5 million ($66.4 million U.S. dollars) with an interest rate of 2.150% (one month EURIBOR of 0.000%) and borrowings denominated in Australian Dollars of A$25.5 million ($17.5 million U.S. dollars) with an interest rate of 3.275% (one month AUD Screen Rate of 1.125%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2022.
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

10.1
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated April 25, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on April 29, 2022 and incorporated herein by reference).^

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
*    Filed Herewith.
**    Furnished Herewith.
^    Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	August 9, 2022	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer