Form 10-Q
period 2022-09-30
Barings Capital Investment Corp
filed 2022-11-10
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 10, 2022 was 27,496,359.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,022,258 and $748,498 as of September 30, 2022 and December 31, 2021, respectively)	$983,197	$754,861
Affiliate investments (cost of $110,544 and $106,145 as of September 30, 2022 and December 31, 2021, respectively)	122,754	110,281
Total investments at fair value	1,105,951	865,142
Cash	107,341	41,951
Foreign currencies (cost of $18,133 and $3,072 as of September 30, 2022 and December 31, 2021, respectively)	17,678	3,098
Interest and fees receivable	25,907	11,876
Prepaid expenses and other assets	205	69
Derivative asset	10,557	571
Deferred financing fees	3,100	3,338
Receivable from unsettled transactions	37,815	40,994
Total assets	$1,308,554	$967,039
Liabilities:
Accounts payable and accrued liabilities	$1,010	$854
Interest payable	1,412	515
Administrative fees payable	317	200
Base management fees payable	428	285
Incentive management fees payable	3,073	3,570
Derivative liability	602	537
Payable from unsettled transactions	17,524	18,141
Borrowings under subscription and credit facilities	572,805	458,109
Notes payable (net of deferred financing fees)	99,699	—
Total liabilities	696,870	482,211
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 27,496,359 and 21,614,871 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	28	22
Additional paid-in capital	596,825	465,631
Total distributable earnings	14,831	19,175
Total net assets	611,684	484,828
Total liabilities and net assets	$1,308,554	$967,039
Net asset value per share	$22.25	$22.43
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$20,020	$8,338	$50,994	$19,856
Affiliate investments	118	39	272	39
Short-term investments	—	1	—	7
Total interest income	20,138	8,378	51,266	19,902
Dividend income:
Non-Control / Non-Affiliate investments	759	65	945	98
Affiliate investments	2,639	1,870	9,116	2,204
Total dividend income	3,398	1,935	10,061	2,302
Fee and other income:
Non-Control / Non-Affiliate investments	1,815	852	4,554	1,618
Affiliate investments	5	7	11	7
Total fee and other income	1,820	859	4,565	1,625
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,071	545	2,931	1,399
Total payment-in-kind interest income	1,071	545	2,931	1,399
Interest income from cash	4	—	4	—
Total investment income	26,431	11,717	68,827	25,228
Operating expenses:
Interest and other financing fees	7,630	2,415	16,435	5,159
Base management fee (Note 2)	428	208	1,192	434
Incentive management fees (Note 2)	2,154	1,148	4,889	2,967
Offering costs	—	1	—	136
Professional fees	239	262	721	764
Directors fees	60	75	195	180
Custody and administrative fees	177	105	528	279
Other general and administrative expenses (Note 2)	407	250	1,259	735
Total operating expenses	11,095	4,464	25,219	10,654
Net investment income before taxes	15,336	7,253	43,608	14,574
Income taxes, including excise tax expense	(62)	—	(62)	8
Net investment income after taxes	15,398	7,253	43,670	14,566

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(3,591)	(431)	(5,228)	864
Affiliate investments	—	—	39	—
Net realized gains (losses) on investments	(3,591)	(431)	(5,189)	864
Foreign currency transactions	5,852	(1,401)	9,902	(1,228)
Net realized gains (losses)	2,261	(1,832)	4,713	(364)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(15,518)	(2,167)	(45,636)	768
Affiliate investments	2,863	549	8,075	240
Net unrealized appreciation (depreciation) on investments	(12,655)	(1,618)	(37,561)	1,008
Foreign currency transactions	10,139	4,232	24,468	5,549
Net unrealized appreciation (depreciation)	(2,516)	2,614	(13,093)	6,557
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(255)	782	(8,380)	6,193
Loss on extinguishment of debt	—	—	(181)	—
Net increase in net assets resulting from operations	$15,143	$8,035	$35,109	$20,759
Net investment income per share—basic and diluted	$0.56	$0.54	$1.72	$1.45
Net increase in net assets resulting from operations per share—basic and diluted	$0.56	$0.60	$1.38	$2.07
Dividends/distributions per share:
Total dividends/distributions	$0.53	$0.50	$1.56	$1.33
Weighted average shares outstanding—basic and diluted	27,259,375	13,313,188	25,449,534	10,012,047
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2021	10,185,518	$10	$213,041	$12,994	$226,045
Net investment income	—	—	—	7,253	7,253
Net realized loss on investments / foreign currency transactions	—	—	—	(1,832)	(1,832)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	2,614	2,614
Dividends/distributions	152,028	—	3,374	(6,524)	(3,150)
Issuance of common stock	5,028,400	5	110,839	—	110,844
Balance, September 30, 2021	15,365,946	$15	$327,254	$14,505	$341,774

Three Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2022	27,209,484	$27	$590,451	$14,109	$604,587
Net investment income	—	—	—	15,398	15,398
Net realized gain on investments / foreign currency transactions	—	—	—	2,261	2,261
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(2,516)	(2,516)
Dividends/distributions	286,875	1	6,374	(14,421)	(8,046)
Balance, September 30, 2022	27,496,359	$28	$596,825	$14,831	$611,684
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2020	4,976,474	$5	$99,655	$7,731	$107,391
Net investment income	—	—	—	14,566	14,566
Net realized loss on investments / foreign currency transactions	—	—	—	(364)	(364)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	6,557	6,557
Dividends/distributions	354,435	—	7,790	(13,985)	(6,195)
Issuance of common stock	10,035,037	10	219,809	—	219,819
Balance, September 30, 2021	15,365,946	$15	$327,254	$14,505	$341,774

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	21,614,871	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	43,670	43,670
Net realized gain on investments / foreign currency transactions	—	—	—	4,713	4,713
Loss on extinguishment of debt	—	—	—	(181)	(181)
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(13,093)	(13,093)
Dividends/distributions	771,944	1	17,308	(39,453)	(22,144)
Issuance of common stock	5,109,544	5	113,886	—	113,891
Balance, September 30, 2022	27,496,359	$28	$596,825	$14,831	$611,684
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$35,109	$20,759
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(442,082)	(619,996)
Repayments received / sales of portfolio investments	160,222	151,221
Purchases of short-term investments	—	(187,907)
Sales of short-term investments	—	154,007
Loan origination and other fees received	7,784	12,315
Net realized (gain) loss on investments	5,189	(864)
Net realized (gain) loss on foreign currency transactions	(9,902)	1,228
Net unrealized (appreciation) depreciation of investments	37,561	(1,008)
Net unrealized appreciation of foreign currency transactions	(24,468)	(5,549)
Payment-in-kind interest / dividends	(3,628)	(1,399)
Amortization of deferred financing fees	717	825
Amortization of offering costs	—	136
Loss on extinguishment of debt	181	—
Accretion of loan origination and other fees	(3,137)	(1,065)
Amortization / accretion of purchased loan premium / discount	(1,192)	(1,333)
Payments for derivative contracts	(1,794)	(1,461)
Proceeds from derivative contracts	8,242	1,388
Changes in operating assets and liabilities:
Interest and fees receivables	(13,313)	(8,397)
Prepaid expenses and other assets	(136)	(34)
Accounts payable and accrued liabilities	(292)	2,432
Interest payable	897	300
Net cash used in operating activities	(244,042)	(484,402)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	213,607	356,878
Repayments of subscription and credit facilities	(80,381)	(70,231)
Proceeds from notes	100,000	—
Financing fees paid	(961)	(3,682)
Issuance of common stock	113,891	219,819
Cash dividends / distributions paid	(22,144)	(6,195)
Net cash provided by financing activities	324,012	496,589
Net increase in cash and foreign currencies	79,970	12,187
Cash and foreign currencies, beginning of period	45,049	6,506
Cash and foreign currencies, end of period	$125,019	$18,693
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,504	$3,433
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$17,308	$7,790
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A	$—	$2,500	$2,651	0.4%	(6) (27)
							2,500	2,651

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	07/27	1,941	1,893	1,882	0.3%	(3) (6) (7) (10)
						1,941	1,893	1,882

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	8,921	8,796	8,809	1.4%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	—	(13)	(12)	—%	(6) (7) (9)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	176	—%	(6) (27)
						8,921	8,958	8,973

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	03/22	10/26	2,841	3,099	2,767	0.5%	(3) (6) (7) (13)
						2,841	3,099	2,767

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 10.9% Cash	08/21	10/25	5,500	5,160	4,620	0.8%	(3) (6) (7) (9)
						5,500	5,160	4,620

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	274	—%	(6) (27)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	71	—%	(6) (27)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (27)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (27)
							126	345

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,835	1,835	1,798	0.3%
						1,835	1,835	1,798

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	06/21	07/27	17,837	17,543	17,569	2.9%	(6) (7) (9)
						17,837	17,543	17,569

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 11.2% Cash	04/21	04/29	4,849	4,755	4,767	0.8%	(6) (7) (9)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	365	0.1%	(6) (27)
						4,849	4,917	5,132

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 11.7% Cash	05/21	05/29	18,157	17,679	16,704	2.7%	(6) (7) (8)
						18,157	17,679	16,704

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,220	2,226	2,222	0.4%	(3) (6)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	520	0.1%	(3) (6) (27)
		Warrants (190,193 units)	N/A	09/22	N/A		2	—	—%	(3) (6) (27)
						2,220	2,748	2,742

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.1% Cash	11/21	11/27	1,353	1,314	1,322	0.2%	(6) (7) (8)
		Revolver	LIBOR + 5.50%, 8.0% Cash	11/21	11/27	45	42	42	—%	(6) (7) (8)
						1,398	1,356	1,364

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	08/20	08/25	$6,050	$5,735	$6,110	1.0%
						6,050	5,735	6,110

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.50%, 9.0% Cash	11/21	12/28	829	919	810	0.1%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	12/28	1,010	1,177	988	0.2%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	11/28	2,946	3,237	2,879	0.5%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.7% Cash	11/21	12/28	614	614	600	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	04/22	10/28	2,462	2,670	2,397	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.8% Cash	06/22	10/28	476	476	465	0.1%	(3) (6) (7) (9)
		Revolver	EURIBOR + 6.50%, 6.5% Cash	04/22	10/23	—	(4)	(4)	—%	(3) (6) (7) (12)
						8,337	9,089	8,135

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.1% Cash	07/22	07/29	1,763	1,773	1,701	0.3%	(3) (6) (7) (12)
						1,763	1,773	1,701

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 9.9% Cash	04/22	03/30	894	1,021	879	0.1%	(3) (6) (7) (20)
						894	1,021	879

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 7.0% Cash	09/21	09/27	3,061	3,583	2,991	0.5%	(3) (6) (7) (12)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	70	—%	(3) (6) (27)
		Common Stock (32 shares)	N/A	09/21	N/A		8	9	—%	(3) (6) (27)
						3,061	3,670	3,070

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	02/21	03/28	2,299	2,776	2,246	0.4%	(3) (6) (7) (19)
						2,299	2,776	2,246

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 10.6% Cash	03/21	03/29	21,000	20,543	20,716	3.4%	(6) (7) (9)
						21,000	20,543	20,716

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/28	1,490	1,736	1,457	0.2%	(3) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/24	—	(21)	(17)	—%	(3) (6) (7) (19)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	393	457	385	0.1%	(3) (6) (7) (19)
						1,883	2,172	1,825

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	07/22	07/29	2,821	2,790	2,707	0.4%	(3) (6) (7) (12)
						2,821	2,790	2,707

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	10/20	10/27	7,053	8,508	6,877	1.1%	(3) (6) (7) (13)
						7,053	8,508	6,877

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.75%, 7.9% Cash	07/22	07/29	$742	$756	$709	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	LIBOR+ 5.75%, 9.4% Cash	07/22	07/29	65	63	63	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	07/22	07/29	728	751	708	0.1%	(3) (6) (7) (12)
		Subordinated Term Loan	10.5% PIK	07/22	07/29	227	235	221	—%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		24	23	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		24	23	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (27)
						1,762	1,853	1,747

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.0% Cash	07/22	07/27	13,187	12,972	12,964	2.1%	(6) (7) (14)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	326	0.1%	(6) (27)
						13,187	13,298	13,290

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.50%, 8.8% Cash	05/21	08/29	7,511	7,446	6,722	1.1%	(7) (9)
						7,511	7,446	6,722

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 8.2% Cash	11/21	11/28	1,427	1,646	1,373	0.2%	(3) (6) (7) (18)
						1,427	1,646	1,373

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.1% Cash	11/21	11/27	1,708	1,817	1,652	0.3%	(3) (6) (7) (22)
						1,708	1,817	1,652

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.6% Cash, 1.0% PIK	08/20	10/26	249	234	220	—%	(7) (9)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,086	4,018	4,134	0.7%
						4,335	4,252	4,354

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	11/21	11/27	3,047	2,983	2,988	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	11/21	11/27	—	(6)	(5)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	900	884	887	0.1%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	96	—%	(6) (27)
						3,947	3,989	3,966

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	1,665	1,865	1,621	0.3%	(3) (6) (7) (12)
						1,665	1,865	1,621

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.2% Cash	10/21	10/27	2,560	2,498	2,493	0.4%	(6) (7) (9)
						2,560	2,498	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 6.5% Cash	02/21	02/28	2,057	2,424	1,998	0.3%	(3) (6) (7) (13)
						2,057	2,424	1,998

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.7% Cash	01/21	01/28	181	216	178	—%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.7% Cash	01/21	01/28	846	825	832	0.1%	(3) (6) (7) (15)
						1,027	1,041	1,010

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.6% Cash	05/21	05/28	$12,391	$12,131	$10,548	1.7%	(7) (8)
						12,391	12,131	10,548

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	08/21	08/27	6,052	5,907	5,914	1.0%	(6) (7) (9)
						6,052	5,907	5,914

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,148	2.3%
		Preferred Stock- Series C (7,309 shares)	7.0% PIK	07/22	N/A		6,969	6,969	1.1%	(6)
						13,600	20,569	21,117

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,875	0.3%	(6)
						2,000	2,000	1,875

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.1% Cash	10/21	10/28	1,657	1,901	1,627	0.3%	(3) (6) (7) (12)
						1,657	1,901	1,627

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.1% Cash	10/21	10/27	3,852	3,819	3,826	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 9.1% Cash	10/21	10/27	—	(6)	(5)	—%	(6) (7) (9)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	671	0.1%	(6) (27)
						3,852	4,409	4,492

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	729	729	741	0.1%
						729	729	741

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 9.2% Cash	12/20	12/27	2,012	2,373	1,957	0.3%	(3) (6) (7) (17)
						2,012	2,373	1,957

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.2% Cash	07/22	07/30	2,273	2,183	2,182	0.4%	(6) (7) (14)
		LP Units (227 units)	N/A	07/22	N/A		227	204	—%	(6) (27)
						2,273	2,410	2,386

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 10.7% Cash	06/22	06/26	5,494	5,672	5,293	0.9%	(6) (7) (12)
						5,494	5,672	5,293

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/21	12/28	3,766	3,698	3,691	0.6%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.7% Cash	07/22	12/28	1,035	1,015	1,015	0.2%	(6) (7) (9)
		Revolver	LIBOR + 6.25%, 9.9% Cash	12/21	12/28	—	(13)	(14)	—%	(6) (7) (9)
						4,801	4,700	4,692

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 9.7% Cash, 0.50% PIK	06/21	03/26	1,476	1,657	1,417	0.2%	(3) (6) (7) (23)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	364	0.1%	(3) (6) (27)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (27)
						1,476	2,046	1,781

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 10.1% Cash	04/22	04/27	2,159	2,129	2,132	0.3%	(3) (6) (7) (15)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	329	0.1%	(3) (6) (27)
						2,159	2,470	2,461

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Carlson Travel, Inc.	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	$2,898	$2,686	$2,492	0.4%
		Common Stock (124,051 shares)	N/A	11/21	NA		2,345	1,054	0.2%	(27)
						2,898	5,031	3,546

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	10/21	10/28	1,819	2,068	1,764	0.3%	(3) (6) (7) (12)
						1,819	2,068	1,764

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	02/22	02/28	10,751	10,556	10,581	1.7%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.8% Cash	02/22	02/28	—	(30)	(26)	—%	(6) (7) (9)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	955	0.2%	(6) (27)
						10,751	11,077	11,510

Cineworld Group PLC	Leisure Products	Super Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	05/24	1,274	1,166	1,510	0.2%	(3)
		Super Senior Secured Term Loan	LIBOR + 8.25%, 10.1% Cash	07/21	02/25	666	651	711	0.1%	(3) (7) (10)
		Warrants (371,024 units)	N/A	07/22	N/A		68	28	—%	(3) (27)
						1,940	1,885	2,249

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	2,575	2,368	2,339	0.4%	(6)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	6,522	5,956	5,915	1.0%	(6)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,094	0.8%	(6) (27)
						9,097	12,871	13,348

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	11/21	11/28	1,995	1,952	1,939	0.3%	(3) (6) (7) (9)
						1,995	1,952	1,939

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	10/25	377	370	370	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	129	—%	(6) (27)
						377	495	499

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.4% Cash	04/22	04/28	6,910	6,780	6,793	1.1%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 8.4% Cash	04/22	04/28	—	(10)	(9)	—%	(6) (7) (15)
						6,910	6,770	6,784

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	17,399	17,383	17,329	2.8%	(3) (6)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	70	—%	(3) (27)
						17,399	17,557	17,399

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	09/21	09/28	8,573	9,979	8,401	1.4%	(3) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	215	—%	(3) (6) (27)
		Class B Units (231 units)	N/A	09/21	N/A		538	516	0.1%	(3) (6) (27)
						8,573	10,765	9,132

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	09/20	09/27	1,000	1,088	980	0.2%	(3) (6) (7) (17)
						1,000	1,088	980

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	$5,094	$5,737	$4,992	0.8%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	12/21	12/28	3,382	3,305	3,315	0.5%	(3) (6) (7) (15)
						8,476	9,042	8,307

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.5% Cash	01/21	01/27	8,002	7,865	7,770	1.3%	(6) (7) (8)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	254	—%	(6) (27)
						8,002	8,268	8,024

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/21	12/26	700	688	690	0.1%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 9.1% Cash	12/21	12/26	—	(4)	(3)	—%	(6) (7) (8)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	51	—%	(6) (27)
						700	739	738

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	04/21	04/28	6,074	6,897	5,951	1.0%	(3) (6) (7) (13)
						6,074	6,897	5,951

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	09/21	09/28	3,177	3,128	3,140	0.5%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	09/21	09/28	178	176	165	—%	(3) (6) (7) (12)
						3,355	3,304	3,305

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 8.8% Cash	06/22	06/28	1,000	986	987	0.2%	(3) (6) (7) (14)
						1,000	986	987

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	07/21	07/27	12,553	12,291	12,265	2.0%	(6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	07/21	07/27	1,094	1,085	1,072	0.2%	(6) (7) (9)
						13,647	13,376	13,337

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.8% Cash	11/21	11/29	7,605	7,482	7,293	1.2%	(6) (7) (9)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	414	0.1%	(6) (27)
						7,605	7,771	7,707

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.5% Cash	09/21	09/27	3,734	3,670	3,685	0.6%	(6) (7) (9)
						3,734	3,670	3,685

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.5% Cash	12/21	12/27	7,890	7,683	7,586	1.2%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 9.5% Cash	12/21	12/27	386	364	353	0.1%	(6) (7) (9)
						8,276	8,047	7,939

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	02/21	12/25	3,957	3,929	3,874	0.6%	(6) (7) (9)
						3,957	3,929	3,874

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	04/21	04/28	4,445	4,368	4,397	0.7%	(6) (7) (9)
						4,445	4,368	4,397

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.1% Cash	11/21	11/27	7,573	7,407	7,554	1.2%	(6) (7) (8)
		Revolver	LIBOR + 5.00%, 8.1% Cash	11/21	11/27	—	(19)	(2)	—%	(6) (7) (8)
						7,573	7,388	7,552

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.3% Cash	03/22	03/28	$1,647	$1,851	$1,549	0.3%	(3) (6) (7) (21)
						1,647	1,851	1,549

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 9.1% Cash	07/22	07/28	4,438	4,344	4,341	0.7%	(6) (7) (14)
		Revolver	SOFR + 6.50%, 9.1% Cash	07/22	07/28	171	168	168	—%	(6) (7) (14)
						4,609	4,512	4,509

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,742	0.4%	(6)
							2,799	2,742

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	02/21	02/28	1,727	1,704	1,713	0.3%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	02/21	02/27	—	(3)	(2)	—%	(6) (7) (9)
						1,727	1,701	1,711

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	03/22	03/29	2,204	2,385	2,138	0.3%	(3) (6) (7) (12)
						2,204	2,385	2,138

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		3,618	3,652	0.6%	(6)
							3,618	3,652

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.3% Cash	12/20	12/26	2,460	2,424	2,422	0.4%	(6) (7) (9)
						2,460	2,424	2,422

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.4% Cash	05/22	05/30	7,143	7,005	6,943	1.1%	(6) (7) (14)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	504	0.1%	(6) (27)
						7,143	7,509	7,447

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,271	8,608	1.4%
						10,000	9,271	8,608

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,281	1,281	0.2%	(3) (6) (27)
						—	1,281	1,281

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.3% Cash	04/22	04/29	1,382	1,556	1,334	0.2%	(3) (6) (7) (18)
						1,382	1,556	1,334

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	05/21	05/27	7,463	7,215	7,441	1.2%	(6) (7) (9)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	1,004	0.2%	(6) (27)
						7,463	8,104	8,445

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 15.5% Cash	11/21	11/28	698	664	668	0.1%	(6) (7) (9)
		Common Stock (33,601 shares)	N/A	11/21	N/A		38	16	—%	(27)
						698	702	684

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	08/21	08/28	14,740	14,483	14,551	2.4%	(6) (7) (8)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		107	119	—%	(6) (27)
						14,740	14,590	14,670

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 8.3% Cash	07/22	07/27	$1,581	$1,666	$1,534	0.3%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 8.3% Cash	07/22	07/27	2,603	2,797	2,517	0.4%	(3) (6) (7) (24)
						4,184	4,463	4,051

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.2% Cash	06/22	06/29	421	428	397	0.1%	(3) (6) (7) (11)
						421	428	397

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	07/22	07/29	678	671	653	0.1%	(3) (6) (7) (12)
						678	671	653

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.3% Cash	09/22	07/28	594	568	565	0.1%	(3) (6) (7) (21)
						594	568	565

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/28	3,370	3,300	3,310	0.5%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	11/23	425	418	416	0.1%	(6)*
						3,795	3,718	3,726

Hoffmaster Group Inc.	Packaging	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 7.7% Cash	07/20	11/23	2,494	2,337	2,247	0.4%	(7) (9)
						2,494	2,337	2,247

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.1% Cash	03/21	03/27	4,513	4,443	4,436	0.7%	(6) (7) (14)
						4,513	4,443	4,436

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.7% Cash	04/22	11/28	8,500	8,244	8,084	1.3%	(3) (6) (7) (16)
						8,500	8,244	8,084

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.4% Cash	07/22	07/25	5,795	5,699	5,693	0.9%	(6) (7) (15)
		Revolver	SOFR + 8.50%, 11.4% Cash	07/22	07/25	—	(10)	(10)	—%	(6) (7) (15)
						5,795	5,689	5,683

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	09/22	09/29	294	281	286	—%	(3) (6) (7) (12)
						294	281	286

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	05/21	04/28	3,135	3,752	3,093	0.5%	(3) (6) (7) (13)
						3,135	3,752	3,093

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 10.3% Cash	09/20	12/28	2,843	2,831	2,487	0.4%	(7) (9)
						2,843	2,831	2,487

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	2,382	2,683	2,316	0.4%	(3) (6) (7) (13)
						2,382	2,683	2,316

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.0% Cash	04/21	04/28	3,835	4,484	3,425	0.6%	(3) (6) (7) (13)
						3,835	4,484	3,425

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 6.4% Cash	12/20	12/27	752	908	749	0.1%	(3) (6) (7) (12)
						752	908	749

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	08/22	08/29	1,121	1,129	1,086	0.2%	(3) (6) (7) (12)
		Super Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	08/22	02/29	—	(2)	(2)	—%	(3) (6) (7) (12)
						1,121	1,127	1,084

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	12/21	12/27	$716	$701	$704	0.1%	(6) (7) (8)
		Revolver	LIBOR + 4.75%, 7.9% Cash	12/21	12/27	6	4	4	—%	(6) (7) (8)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		144	143	—%	(6) (27)
						722	849	851

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.2% Cash	12/21	09/24	4,865	4,768	4,736	0.8%	(6) (7) (15)
		Revolver	SOFR + 5.25%, 8.2% Cash	12/21	09/24	—	(4)	(7)	—%	(6) (7) (15)
						4,865	4,764	4,729

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,555	1,555	1,526	0.2%
						1,555	1,555	1,526

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	05/21	07/24	3,623	3,542	3,388	0.6%	(6) (7) (8)
						3,623	3,542	3,388

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.4% Cash	03/22	03/27	1,827	2,183	1,777	0.3%	(3) (6) (7) (24)
						1,827	2,183	1,777

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	02/22	02/28	2,785	2,734	2,740	0.4%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 8.9% Cash	02/22	02/28	—	(8)	(7)	—%	(6) (7) (8)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	97	—%	(6) (27)
						2,785	2,823	2,830

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.0% Cash	11/20	11/26	5,015	4,891	4,905	0.8%	(6) (7) (9)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	74	—%	(6) (27)
						5,015	4,970	4,979

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	10/21	10/27	18,957	18,631	18,704	3.1%	(6) (7) (9)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	799	0.1%	(6) (27)
						18,957	19,482	19,503

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.3% Cash	12/20	12/27	5,619	5,516	5,518	0.9%	(6) (7) (9)
						5,619	5,516	5,518

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.2% Cash	12/21	12/28	3,059	3,389	2,933	0.5%	(3) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	917	1,023	882	0.1%	(3) (6)
						3,976	4,412	3,815

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	02/22	02/28	10,955	10,781	10,805	1.8%	(6) (7) (9)
		Revolver	LIBOR + 5.00%, 8.7% Cash	02/22	02/28	—	(30)	(27)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	43	—%	(6)
						10,955	10,790	10,821

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 6.4% Cash	08/20	12/23	67	47	55	—%	(7) (8)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	08/20	12/23	6,131	6,111	6,070	1.0%	(6) (9)
						6,198	6,158	6,125

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 5.00%, 7.5% Cash	04/22	04/25	$10,000	$9,915	$9,900	1.6%	(6) (7) (14)
						10,000	9,915	9,900

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	01/21	12/25	3,319	3,290	3,291	0.5%	(6) (7) (9)
						3,319	3,290	3,291

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash	04/22	09/27	4,873	4,782	4,791	0.8%	(6) (7) (8)
						4,873	4,782	4,791

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	12/21	12/28	1,675	1,887	1,641	0.3%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	12/21	12/24	327	329	320	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.00%, 5.0% Cash	12/21	06/27	—	(4)	(3)	—%	(3) (6) (7) (12)
						2,002	2,212	1,958

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/22	02/28	6,633	6,532	6,531	1.1%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 9.2% Cash	02/22	02/28	749	734	734	0.1%	(6) (7) (15)
						7,382	7,266	7,265

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	07/21	06/27	3,854	3,771	3,795	0.6%	(6) (7) (9)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	373	0.1%	(6) (27)
						3,854	4,144	4,168

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.5% Cash	02/22	10/27	3,461	4,072	3,114	0.5%	(3) (6) (7) (19)
						3,461	4,072	3,114

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 8.1% Cash	08/22	08/29	1,699	1,838	1,643	0.3%	(3) (6) (7) (26)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	52	—%	(3) (6) (27)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	—	—%	(3) (6)
						1,699	1,894	1,695

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	08/21	08/27	914	898	899	0.1%	(6) (7) (8)
		Partnership Units (76.92 units)	N/A	08/21	NA		77	70	—%	(6) (27)
						914	975	969

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 8.8% Cash	12/20	12/26	1,868	2,073	1,820	0.3%	(3) (6) (7) (20)
						1,868	2,073	1,820

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 5.9% Cash	11/20	11/27	703	816	695	0.1%	(3) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 5.00%, 6.2% Cash	11/20	11/27	187	200	176	—%	(3) (6) (7) (19)
						890	1,016	871

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.7% Cash	08/20	08/26	5,147	5,060	5,057	0.8%	(6) (7) (8)
						5,147	5,060	5,057

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 8.5% Cash	03/22	03/28	6,709	7,314	6,393	1.0%	(3) (6) (7) (21)
						6,709	7,314	6,393

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	$2,955	$2,910	$2,728	0.4%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	34	24	(18)	—%	(6) (7) (9)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	193	—%	(6) (27)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	—	—%	(6) (27)
						2,989	3,200	2,903

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.2% Cash	02/21	02/27	9,282	9,167	9,208	1.5%	(6) (7) (8)
						9,282	9,167	9,208

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.9% Cash	10/21	10/28	2,307	2,712	2,251	0.4%	(3) (6) (7) (19)
		Revolver	SONIA + 5.25%, 5.9% Cash	10/21	04/23	87	104	87	—%	(3) (6) (7) (19)
						2,394	2,816	2,338

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	10/21	09/27	3,965	3,897	3,896	0.6%	(6) (7) (9)
						3,965	3,897	3,896

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.6% Cash	01/22	01/28	3,055	3,383	2,930	0.5%	(3) (6) (7) (22)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.6% Cash	01/22	01/28	3,479	3,388	3,294	0.5%	(3) (6) (7) (16)
						6,534	6,771	6,224

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	09/22	09/29	1,968	1,902	1,902	0.3%	(3) (6) (7) (12)
						1,968	1,902	1,902

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/21	12/28	6,599	6,478	6,486	1.1%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 9.1% Cash	12/21	12/28	—	(24)	(23)	—%	(6) (7) (8)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	(6) (27)
						6,599	6,665	6,674

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.0% Cash	03/22	03/29	1,810	1,777	1,780	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.00%, 8.0% Cash	03/22	03/28	284	271	272	—%	(6) (7) (15)
						2,094	2,048	2,052

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	11.3% Cash	02/21	08/23	6,706	8,167	6,538	1.1%	(3)
						6,706	8,167	6,538

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.8% Cash	06/21	06/28	6,071	7,234	6,041	1.0%	(3) (6) (7) (12)
						6,071	7,234	6,041

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	12/20	12/26	8,315	8,246	8,118	1.3%	(6) (7) (15)
						8,315	8,246	8,118

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 5.7% Cash	06/21	05/28	1,184	1,460	1,166	0.2%	(3) (6) (7) (19)
						1,184	1,460	1,166

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.7% Cash	06/21	06/28	597	583	584	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.3% Cash	06/21	06/28	325	395	318	0.1%	(3) (6) (7) (12)
						922	978	902

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	$2,264	$2,223	$2,230	0.4%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	—	(3)	(3)	—%	(6) (7) (9)
		LP Units (60,040 units)	N/A	07/22	N/A		63	67	—%	(6) (27)
						2,264	2,283	2,294

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,924	4,407	4,530	0.7%	(6)
						4,924	4,407	4,530

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	08/21	08/27	12,793	12,600	12,625	2.1%	(6) (7) (9)
		Class A-2 Partnership Units (286.4 units)	N/A	08/21	N/A		86	114	—%	(6) (27)
						12,793	12,686	12,739

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	82	82	75	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	82	82	74	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	82	82	71	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	82	82	71	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	4,192	4,192	3,633	0.6%	(3) (6)
						4,520	4,520	3,924

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.50%, 9.1% Cash	12/21	12/27	4,631	5,032	4,535	0.7%	(3) (6) (7) (21)
						4,631	5,032	4,535

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.3% Cash	12/21	12/27	2,105	2,068	2,067	0.3%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 7.3% Cash	12/21	12/27	—	(5)	(5)	—%	(6) (7) (9)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	370	0.1%	(6) (27)
						2,105	2,433	2,432

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	20,571	20,060	19,954	3.3%	(6) (7) (9)
		Warrants Class A (10,710 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants Class B (3,614 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants Class C (372 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants Class D (955 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
						20,571	20,060	19,954

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/20	12/26	11,845	11,652	11,670	1.9%	(6) (7) (9)
						11,845	11,652	11,670

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.5% Cash	06/21	06/28	5,094	6,008	5,094	0.8%	(3) (6) (7) (13)
						5,094	6,008	5,094

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	08/21	07/28	3,147	3,066	3,089	0.5%	(3) (6) (7) (10)
						3,147	3,066	3,089

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	$708	$695	$691	0.1%	(6) (7) (10)
		Revolver	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	—	(4)	(5)	—%	(6) (7) (10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	32	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	65	—%	(6) (27)
						740	788	783

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	03/21	03/28	319	374	311	0.1%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.25%, 6.9% Cash	03/21	03/27	665	788	658	0.1%	(3) (6) (7) (12)
						984	1,162	969

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.1% Cash	05/22	05/29	801	823	766	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	05/22	05/29	866	843	845	0.1%	(3) (6) (7) (9)
						1,667	1,666	1,611

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.0% Cash	09/21	09/26	2,718	3,002	2,637	0.4%	(3) (6) (7) (21)
						2,718	3,002	2,637

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	12/20	12/27	2,113	2,452	2,047	0.3%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/20	12/27	367	363	362	0.1%	(3) (6) (7) (9)
						2,480	2,815	2,409

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.4% Cash	08/20	07/26	5,033	4,963	5,023	0.8%	(6) (7) (9)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	54	—%	(6) (27)
						5,033	5,044	5,077

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	11/21	11/27	7,641	7,474	7,506	1.2%	(6) (7) (9)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	395	0.1%	(6) (27)
						7,641	7,869	7,901

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	12/20	12/26	8,283	9,455	8,169	1.3%	(6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.1% Cash	12/20	12/26	1,467	1,431	1,440	0.2%	(6) (7) (9)
						9,750	10,886	9,609

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.2% Cash	04/21	04/29	1,859	1,826	1,833	0.3%	(6) (7) (9)
						1,859	1,826	1,833

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	08/21	06/28	5,652	6,818	5,546	0.9%	(3) (6) (7) (18)
						5,652	6,818	5,546

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.2% Cash	12/21	12/28	2,032	2,247	1,976	0.3%	(3) (6) (7) (12)
						2,032	2,247	1,976

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.9% Cash	08/22	08/28	5,522	5,391	5,389	0.9%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 8.9% Cash	08/22	08/28	204	187	186	—%	(6) (7) (15)
						5,726	5,578	5,575

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	10/20	10/25	$15,113	$14,861	$14,887	2.4%	(6) (7) (8)
						15,113	14,861	14,887

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/20	12/26	4,841	4,760	4,768	0.8%	(6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/20	09/23	143	114	104	—%	(6) (7) (8)
		Preferred Stock (84.8 shares)	N/A	12/20	N/A		85	116	—%	(6) (27)
						4,984	4,959	4,988

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	07/29	889	820	812	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 7.8% Cash	06/22	07/29	166	162	161	—%	(3) (6) (7) (25)
						1,055	982	973

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	12/21	12/28	1,739	1,708	1,739	0.3%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	12/21	12/23	—	(5)	—	—%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 9.2% Cash	12/21	12/28	—	(6)	—	—%	(6) (7) (15)
						1,739	1,697	1,739

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.6% Cash	05/22	03/29	2,976	3,140	2,888	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 6.00%, 6.6% Cash	05/22	03/29	—	(12)	(10)	—%	(3) (6) (7) (12)
						2,976	3,128	2,878

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	05/29	450	479	439	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	11/28	208	200	198	—%	(3) (6) (7) (13)
						658	679	637

Serta Simmons Bedding LLC	Home Furnishings	Super Priority Second Out	LIBOR + 7.50%, 10.8% Cash	09/20	08/23	1,960	1,842	1,022	0.2%	(7) (9)
						1,960	1,842	1,022

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/20	12/26	4,923	4,849	4,517	0.7%	(6) (7) (9)
						4,923	4,849	4,517

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	11/21	10/27	8,174	8,010	8,015	1.3%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 9.4% Cash	11/21	10/27	—	(10)	(10)	—%	(6) (7) (9)
						8,174	8,000	8,005

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.8% Cash	12/20	12/26	4,567	4,499	4,567	0.7%	(6) (7) (8)
						4,567	4,499	4,567

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 8.4% Cash	12/20	11/27	428	462	405	0.1%	(3) (6) (7) (18)
						428	462	405

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.40%, 9.2% Cash	10/21	04/27	4,640	4,580	4,551	0.7%	(3) (6) (7) (9)
						4,640	4,580	4,551

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	12/21	12/27	16,406	16,112	16,160	2.6%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 9.4% Cash	12/21	12/27	—	(26)	(22)	—%	(6) (7) (9)
						16,406	16,086	16,138

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A	$—	$7,424	$7,045	1.1%	(6)
						—	7,424	7,045

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.0% Cash	11/21	10/28	4,127	4,090	4,011	0.7%	(3) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.0% Cash	11/21	10/23	—	(6)	(32)	—%	(3) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 8.0% Cash	11/21	10/26	398	393	382	0.1%	(3) (6) (7) (8)
						4,525	4,477	4,361

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,008	993	996	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	39	—%	(6) (27)
						1,008	1,016	1,035

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.9% Cash	03/22	03/28	7,345	7,191	7,208	1.2%	(6) (7) (14)
		Revolver	SOFR + 6.00%, 8.9% Cash	03/22	03/28	—	(14)	(12)	—%	(6) (7) (14)
						7,345	7,177	7,196

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	2,667	2,981	2,601	0.4%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 6.7% Cash	11/21	05/28	78	82	75	—%	(3) (6) (7) (12)
						2,745	3,063	2,676

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	4,220	4,155	4,165	0.7%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	—	(11)	(10)	—%	(6) (7) (9)
						4,220	4,144	4,155

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	261	256	256	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	239	—%	(6) (27)
						261	495	495

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.9% Cash	10/21	12/27	811	752	762	0.1%	(6) (7) (9)
		Revolver	LIBOR + 4.25%, 7.9% Cash	10/21	12/27	—	(12)	(11)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.00%, 9.6% Cash	10/21	10/28	3,245	3,187	3,200	0.5%	(6) (7) (9)
						4,056	3,927	3,951

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.9% Cash	07/22	07/28	13,442	13,155	13,147	2.1%	(6) (7) (14)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	2,828	2,767	2,764	0.5%	(6)
						16,270	15,922	15,911

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 9.6% Cash	04/22	03/30	7,569	7,425	7,443	1.2%	(6) (7) (15)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	587	0.1%	(6) (27)
						7,569	7,834	8,030

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	02/21	02/27	16,780	16,570	16,528	2.7%	(6) (7) (9)
						16,780	16,570	16,528

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	4,898	5,346	4,702	0.8%	(3) (6) (7)
						4,898	5,346	4,702

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.2% Cash	11/21	12/25	$7,621	$7,473	$7,365	1.2%	(6) (7) (9)
						7,621	7,473	7,365

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	07/21	09/26	7,957	7,831	7,829	1.3%	(6) (7) (16)
						7,957	7,831	7,829

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 9.4% Cash	09/20	09/27	931	1,048	892	0.1%	(3) (6) (7) (18)
						931	1,048	892

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.0% Cash	06/22	06/29	802	852	784	0.1%	(3) (6) (7) (18)
						802	852	784

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	04/22	03/29	716	731	665	0.1%	(3) (6) (7) (13)
						716	731	665

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	09/20	09/27	686	824	677	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	02/21	09/27	364	364	359	0.1%	(3) (6) (7) (9)
						1,050	1,188	1,036

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	03/22	01/29	7,204	8,396	7,030	1.1%	(3) (6) (7) (17)
						7,204	8,396	7,030

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	9,286	9,286	8,548	1.4%	(6)
						9,286	9,286	8,548

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	06/21	06/28	12,613	12,400	12,613	2.1%	(6) (7) (9)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		165	329	0.1%	(6) (27)
						12,613	12,565	12,942

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	10/20	06/25	1,351	1,351	1,343	0.2%	(6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.1% Cash	10/20	06/25	—	(15)	(6)	—%	(6) (7) (9)
						1,351	1,336	1,337

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	10,000	9,600	9,737	1.6%	(6)
						10,000	9,600	9,737

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	5/46	2,248	2,248	1,731	0.3%
						2,248	2,248	1,731

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	12/21	12/27	3,344	3,285	3,221	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 8.6% Cash	12/21	12/27	678	659	639	0.1%	(6) (7) (9)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	677	0.1%	(6) (27)
						4,022	4,721	4,537

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 6.9% Cash	05/22	05/29	4,979	5,332	4,798	0.8%	(3) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	1,758	1,888	1,706	0.3%	(3) (6)
		Common Stock (177,141 shares)	N/A	05/22	N/A		226	204	—%	(3) (6) (27)
						6,737	7,446	6,708

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	02/22	02/28	$1,349	$1,315	$1,318	0.2%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 8.4% Cash	02/22	02/28	—	(8)	(7)	—%	(6) (7) (9)
		LLC Units (76.3 units)	N/A	02/22	N/A		76	90	—%	(6) (27)
						1,349	1,383	1,401

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	03/22	03/29	2,701	3,069	2,615	0.4%	(3) (6) (7) (18)
		Revolver	SONIA + 6.25%, 8.4% Cash	03/22	05/22	—	(1)	(5)	—%	(3) (6) (7) (18)
						2,701	3,068	2,610

Subtotal Non–Control / Non–Affiliate Investments (160.7%)						968,656	1,022,258	983,197

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	15,473	2.5%	(3) (27)
							14,646	15,473

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	07/21	07/28	3,054	2,999	3,054	0.5%	(6) (8)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,227	2,246	0.4%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		44,396	62,540	10.2%	(6)
						5,300	49,622	67,840

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		23,720	18,070	3.0%	(3)
							23,720	18,070

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		22,556	21,371	3.5%	(3)
							22,556	21,371

Subtotal Affiliate Investments (20.1%)						5,300	110,544	122,754

Total Investments, September 30, 2022 (180.8%)*						$973,956	$1,132,802	$1,105,951

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$40,975	$26,578	HSBC Bank USA	10/06/22	$(222)
Foreign currency forward contract (AUD)	$658	A$923	BNP Paribas SA	10/06/22	64
Foreign currency forward contract (AUD)	$27,704	A$40,052	HSBC Bank USA	10/06/22	1,942
Foreign currency forward contract (AUD)	$26,835	A$41,294	HSBC Bank USA	01/09/23	224

Foreign currency forward contract (CAD)	C$2,780	$2,029	HSBC Bank USA	10/06/22	(7)
Foreign currency forward contract (CAD)	C$3,000	$2,248	BNP Paribas SA	10/06/22	(66)
Foreign currency forward contract (CAD)	$4,496	C$5,780	HSBC Bank USA	10/06/22	293
Foreign currency forward contract (CAD)	$2,055	C$2,813	HSBC Bank USA	01/09/23	7

Foreign currency forward contract (DKK)	3,683kr.	$485	HSBC Bank USA	10/06/22	(1)
Foreign currency forward contract (DKK)	$14	98kr.	BNP Paribas SA	10/06/22	1
Foreign currency forward contract (DKK)	$511	3,585kr.	HSBC Bank USA	10/06/22	39
Foreign currency forward contract (DKK)	$494	3,720kr.	HSBC Bank USA	01/09/23	1

Foreign currency forward contract (EUR)	€72,429	$70,937	HSBC Bank USA	10/06/22	(81)
Foreign currency forward contract (EUR)	$7,136	€6,950	BNP Paribas SA	10/06/22	337
Foreign currency forward contract (EUR)	$69,273	€65,479	HSBC Bank USA	10/06/22	5,216
Foreign currency forward contract (EUR)	$74,792	€75,782	HSBC Bank USA	01/09/23	71

Foreign currency forward contract (GBP)	£15,845	$17,542	HSBC Bank USA	10/06/22	94
Foreign currency forward contract (GBP)	$7,615	£6,650	BNP Paribas SA	10/06/22	213
Foreign currency forward contract (GBP)	$11,234	£9,195	HSBC Bank USA	10/06/22	999
Foreign currency forward contract (GBP)	$17,984	£16,224	HSBC Bank USA	01/09/23	(99)

Foreign currency forward contract (NZD)	NZ$11,678	$6,663	BNP Paribas SA	10/06/22	(77)
Foreign currency forward contract (NZD)	$4,482	NZ$7,178	HSBC Bank USA	10/06/22	434
Foreign currency forward contract (NZD)	$2,800	NZ$4,500	BNP Paribas SA	10/06/22	262
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	BNP Paribas SA	01/09/23	76

Foreign currency forward contract (NOK)	kr20,013	$1,880	BNP Paribas SA	10/06/22	(41)
Foreign currency forward contract (NOK)	$2,045	kr20,013	BNP Paribas SA	10/06/22	205
Foreign currency forward contract (NOK)	$1,767	kr18,890	BNP Paribas SA	01/09/23	27

Foreign currency forward contract (CHF)	200Fr.	$204	HSBC Bank USA	10/03/22	(1)
Foreign currency forward contract (CHF)	1,220Fr.	$1,247	BNP Paribas SA	10/06/22	(7)
Foreign currency forward contract (CHF)	$21	20Fr.	BNP Paribas SA	10/06/22	—
Foreign currency forward contract (CHF)	$1,263	1,200Fr.	HSBC Bank USA	10/06/22	44
Foreign currency forward contract (CHF)	$206	200Fr.	HSBC Bank USA	01/09/23	1
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	BNP Paribas SA	01/09/23	7
Total Foreign Currency Forward Contracts, September 30, 2022					$9,955
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith whether the Company’s investments were valued at fair value in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, NIBOR, BBSY, CDOR, SONIA, BKBM, SARON, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of September 30, 2022 represented 180.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.2% of total investments at fair value as of September 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the nine months ended September 30, 2022 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$12,859	$2,000	$—	$—	$614	$15,473	$—
		12,859	2,000	—	—	614	15,473	—

Eclipse Business Capital, LLC (d)	Revolver (LIBOR + 7.25%)	898	2,612	(449)	—	(7)	3,054	156
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,341	2	—	—	(97)	2,246	126
	LLC Units (44,197,541 units)	45,789	—	—	—	16,751	62,540	4,585
		49,028	2,614	(449)	—	16,647	67,840	4,867

Thompson Rivers LLC	6.6% Member Interest	34,893	31	(8,598)	—	(8,256)	18,070	3,218
		34,893	31	(8,598)	—	(8,256)	18,070	3,218

Waccamaw River LLC	20% Member Interest	13,501	8,800	(39)	39	(930)	21,371	1,314
		13,501	8,800	(39)	39	(930)	21,371	1,314

Total Affiliate Investments		$110,281	$13,445	$(9,086)	$39	$8,075	$122,754	$9,399
(a) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(b)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
(c)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(5)Some or all of the investment is or will be encumbered as security for the Company's senior secured revolving credit facility with ING Capital LLC (as amended, the "ING Credit Facility").
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2022 was 3.14271%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2022 was 3.75471%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2022 was 4.23200%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2022 was 0.67900%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2022 was 1.17300%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2022 was 1.80900%.
(14)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2022 was 3.04205%.
(15)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2022 was 3.59329%.
(16)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2022 was 3.99102%.
(17)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2022 was 2.25330%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2022 was 3.22510%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2022 was 4.12810%.
(20)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2022 was 2.70750%.
(21)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2022 was 3.06310%.
(22)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2022 was 3.56880%.
(23)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2022 was 4.20000%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2022 was 3.64000%.
(25)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2022 was 0.436530%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2022 was 2.70000%.
(27)Investment is non-income producing.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	$5,380	$5,273	$5,272	1.1%	(6) (7) (9)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	80	60	60	—%	(6) (7) (9)
		Common Stock (777,260.13 shares)	N/A	12/21	N/A		777	777	0.2%	(6)*
						5,460	6,110	6,109

Subtotal Non–Control / Non–Affiliate Investments (155.7%)						753,265	748,497	754,861

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		12,646	12,859	2.6%	(3)*
							12,646	12,859

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,225	2,341	0.5%	(6)*
		Revolver	LIBOR + 7.25%	07/21	07/28	898	836	898	0.2%	(6) (9)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		44,396	45,789	9.4%	(6)*
						3,144	47,457	49,028

Thompson Rivers LLC	Investment Funds & Vehicles	6.5% Member Interest	N/A	06/21	N/A		32,287	34,893	7.2%	(3)*
							32,287	34,893

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	04/21	N/A		13,756	13,501	2.8%	(3)*
							13,756	13,501

Subtotal Affiliate Investments (22.7%)						3,144	106,146	110,281

Total Investments, December 31, 2021 (178.4%)*						$756,409	$854,643	$865,142

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$12,250	$8,906	HSBC Bank USA	01/06/22	$(1)
Foreign currency forward contract (AUD)	$8,834	A$12,250	HSBC Bank USA	01/06/22	(71)
Foreign currency forward contract (AUD)	$5,503	A$7,659	HSBC Bank USA	04/08/22	(66)

Foreign currency forward contract (CAD)	C$5,580	$4,366	HSBC Bank USA	01/06/22	44
Foreign currency forward contract (CAD)	$4,373	C$5,580	HSBC Bank USA	01/06/22	(36)
Foreign currency forward contract (CAD)	$270	C$349	BNP Paribas SA	04/08/22	(6)
Foreign currency forward contract (CAD)	$4,439	C$5,675	HSBC Bank USA	04/08/22	(44)

Foreign currency forward contract (DKK)	3,526kr.	$537	HSBC Bank USA	01/06/22	2
Foreign currency forward contract (DKK)	$551	3,526kr.	HSBC Bank USA	01/06/22	12
Foreign currency forward contract (DKK)	$531	3,481kr.	HSBC Bank USA	04/08/22	(2)

Foreign currency forward contract (EUR)	€20,807	$23,557	HSBC Bank USA	01/06/22	119
Foreign currency forward contract (EUR)	$5,181	€4,500	BNP Paribas SA	01/06/22	61
Foreign currency forward contract (EUR)	$18,704	€16,307	HSBC Bank USA	01/06/22	149
Foreign currency forward contract (EUR)	$10,436	€9,200	BNP Paribas SA	04/08/22	(54)
Foreign currency forward contract (EUR)	$25,362	€22,357	HSBC Bank USA	04/08/22	(129)

Foreign currency forward contract (GBP)	£8,566	$11,504	HSBC Bank USA	01/06/22	96
Foreign currency forward contract (GBP)	$11,472	£8,566	HSBC Bank USA	01/06/22	(128)
Foreign currency forward contract (GBP)	£4,068	$5,418	HSBC Bank USA	04/08/22	88
Total Foreign Currency Forward Contracts, December 31, 2021					$34
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $338.4 billion in assets under management as of September 30, 2022.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of September 30, 2022, BIIL had approximately £16.5 billion in assets under management.
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
For the three and nine months ended September 30, 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.2 million and $0.4 million, respectively. As of September 30, 2022, the Base Management Fee of $0.4 million for the three months ended September 30, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $0.3 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2022, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $2.2 million and $6.1 million, respectively. For the three and nine months ended September 30, 2021, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $1.1 million and $2.2 million, respectively. As of September 30, 2022, the Income-Based Fee of $2.2 million for the three months ended September 30, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Incentive-Based Fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three and nine months ended September 30, 2022, the Company reduced the Capital Gains Fee accrual by $31,904 and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the Company accrued $0.1 million and $0.8 million, respectively, of Capital Gains Fee. As of September 30, 2022, the Capital Gains Fee of $0.9 million accrued since inception was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Capital Gains Fee of $2.1 million accrued since inception was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Advisory Agreement had an initial term of two years. Thereafter, it continues automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement’s continuance was approved for an additional annual term by a vote of the Board at its meeting held on May 5, 2022. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days' written

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
For the three and nine months ended September 30, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $1.0 million, respectively, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.6 million, respectively, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2022, the administrative expenses of $0.3 million incurred during the three months ended September 30, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years and thereafter continues automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement’s continuance was approved for an additional annual term by a vote of the Board at its meeting held on May 5, 2022. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2022:
Senior debt and 1st lien notes	$829,227	73%	$797,135	72%	130%
Subordinated debt and 2nd lien notes	124,959	11	120,799	11	20
Structured products	29,444	3	26,876	2	5
Equity shares	88,180	8	106,199	10	17
Equity warrants	70	—	28	—	—
Investments in joint ventures	60,922	5	54,914	5	9
	$1,132,802	100%	$1,105,951	100%	181%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72%	128%
Subordinated debt and 2nd lien notes	91,067	11	92,297	11	19
Structured products	29,477	3	30,900	3	6
Equity shares	56,431	7	59,601	7	12
Equity warrants	68	—	163	—	—
Investments in joint ventures	58,689	7	61,253	7	13
	$854,643	100%	$865,142	100%	178%
During the three months ended September 30, 2022, the Company made 21 new investments totaling $105.5 million and made investments in existing portfolio companies totaling $17.1 million. During the nine months ended September 30, 2022, the Company made 66 new investments totaling $344.5 million, made investments in existing portfolio companies totaling $86.2 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Aerospace and Defense	$57,327	5.2%	$48,271	5.6%
Automotive	4,439	0.4	11,826	1.4
Banking, Finance, Insurance and Real Estate	128,124	11.6	99,003	11.5
Beverage, Food and Tobacco	38,590	3.5	42,795	4.9
Capital Equipment	28,679	2.6	17,630	2.0
Chemicals, Plastics, and Rubber	26,997	2.4	19,202	2.2
Construction and Building	8,909	0.8	9,073	1.1
Consumer Goods: Durable	22,869	2.0	12,478	1.4
Consumer Goods: Non-durable	8,805	0.8	9,207	1.1
Containers, Packaging and Glass	22,930	2.1	8,150	0.9
Energy: Oil and Gas	2,742	0.2	3,146	0.4
Environmental Industries	28,886	2.6	7,906	0.9
Healthcare and Pharmaceuticals	86,174	7.8	53,681	6.2
High Tech Industries	124,691	11.3	63,862	7.4
Hotel, Gaming and Leisure	22,135	2.0	24,216	2.8
Investment Funds and Vehicles	56,195	5.1	61,253	7.1
Media: Advertising, Printing and Publishing	17,988	1.6	8,860	1.0
Media: Broadcasting and Subscription	6,446	0.6	5,312	0.6
Media: Diversified and Production	19,463	1.8	14,157	1.6
Metals and Mining	9,900	0.9	—	—
Services: Business	217,581	19.7	194,120	22.4
Services: Consumer	60,020	5.4	53,624	6.2
Structured Products	14,344	1.3	21,144	2.4
Telecommunications	15,148	1.4	11,965	1.4
Transportation: Cargo	57,919	5.2	59,400	6.9
Transportation: Consumer	13,437	1.2	4,164	0.5
Utilities: Electric	5,213	0.5	697	0.1
Total	$1,105,951	100.0%	$865,142	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP ("Banff"), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2022, the Company contributed $2.0 million of capital and held a 10.0% partnership interest in Banff. As of September 30, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $15.5 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $153.3 million as of September 30, 2022, as compared to $132.2 million as of December 31, 2021. As of September 30, 2022, Banff’s investments had an aggregate cost of $167.9 million, as compared to $133.7 million as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Senior debt and 1st lien notes	$163,974	98%	$149,335	97%
Subordinated debt and 2nd lien notes	3,902	2	3,946	3
	$167,876	100%	$153,281	100%
December 31, 2021:
Senior debt and 1st lien notes	$129,777	97%	$128,231	97%
Subordinated debt and 2nd lien notes	3,894	3%	4,000	3%
	$133,671	100%	$132,231	100%
As of September 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 7.6% and 6.7%, respectively.
The industry composition of Banff’s investments at fair value at September 30, 2022 and December 31, 2021, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Aerospace and Defense	$14,445	9.4%	$15,346	11.6%
Banking, Finance, Insurance and Real Estate	20,270	13.3	23,178	17.5
Beverage, Food and Tobacco	5,393	3.5	6,114	4.6
Chemicals, Plastics, and Rubber	1,269	0.8	—	—
Construction and Building	1,472	1.0	—	—
Consumer Goods: Durable	1,959	1.3	—	—
Consumer Goods: Non-durable	5,567	3.6	6,422	4.9
Containers, Packaging and Glass	6,016	3.9	5,705	4.3
Healthcare and Pharmaceuticals	16,255	10.7	15,760	11.9
High Tech Industries	17,114	11.1	17,511	13.2
Media: Advertising, Printing and Publishing	2,074	1.3	3,474	2.6
Media: Diversified and Production	—	—	2,498	1.9
Services: Business	38,166	24.9	21,776	16.5
Services: Consumer	11,483	7.5	9,773	7.4
Telecommunications	2,812	1.8	3,386	2.6
Transportation: Cargo	8,986	5.9	1,288	1.0
Total	$153,281	100%	$132,231	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at September 30, 2022 and December 31, 2021, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Australia	$4,143	2.7%	$6,426	4.9%
Belgium	5,393	3.5	6,114	4.6
Canada	2,479	1.6	2,729	2.1
France	31,877	20.8	31,521	23.9
Germany	6,454	4.2	3,075	2.3
Hong Kong	6,744	4.4	—	—
Netherlands	8,087	5.3	8,080	6.1
New Zealand	2,202	1.4	—	—
Singapore	3,924	2.6	—	—
United Kingdom	26,696	17.4	28,496	21.5
USA	55,282	36.1	45,790	34.6
Total	$153,281	100.0%	$132,231	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both September 30, 2022 and December 31, 2021, the Company had sold $187.9 million and $143.0 million of its investments to Banff, respectively. For both the three and nine months ended September 30, 2022, the Company realized a loss on the sales of its investments to Banff of $2.4 million. For the three and nine months ended September 30, 2021, the Company realized a gain on the sales of its investments to Banff of zero and $0.8 million, respectively. As of September 30, 2022, the Company had $19.8 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Company had $39.9 million in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Audited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2022. As of September 30, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2022, Thompson Rivers declared $89.1 million and $178.5 million in dividends, respectively, of which $0.9 million and $3.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $5.0 million and $8.6 million, respectively, of the dividends as a return of capital.
As of September 30, 2022, Thompson Rivers had $1.2 billion in Ginnie Mae early buyout loans and $203.5 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of September 30, 2022, Thompson Rivers had 6,913 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of September 30, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Federal Housing Administration (“FHA”) loans	$1,119,118	91%	$1,046,632	91%
Veterans Affairs (“VA”) loans	112,609	9	105,378	9
	$1,231,727	100%	$1,152,010	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93	$2,839,495	93
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $284.8 million and $694.8 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $546.3 million and $1,245.2 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $241.5 million and $933.1 million outstanding as of September 30, 2022 and December 31, 2021, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318		$32,287
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.4 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $1.7 million of recallable return of capital) has been funded as of September 30, 2022. As of September 30, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three and nine months ended September 30, 2022, Waccamaw River declared $2.7 million and $6.6 million in dividends, respectively, of which $0.5 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2022, Waccamaw River had $169.1 million in unsecured consumer loans and $11.5 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of September 30, 2022, Waccamaw River had 15,017 outstanding loans with an average loan size of $11,649, remaining average life to maturity of 44.7 months and weighted average interest rate of 11.6%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $56.7 million in principal amount outstanding as of September 30, 2022. Waccamaw River's secured loan borrowing with Barclays Bank PLC., which is non-recourse to the Company, had approximately $24.1 million in principal amount outstanding as of September 30, 2022.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation	$24,250		$15,450
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)		$(1,730)
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $78.1 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
(4)Includes $51.7 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. As of September 30, 2022 and December 31, 2021, $3.1 million and $0.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board may choose to designate the Company’s investment adviser to perform the fair value determination relating to such investments. The Board has designated the Adviser as valuation designee to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Adviser that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Adviser determines in good faith whether the Company's investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Adviser’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Adviser’s market assumptions. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Adviser will utilize alternative approaches such as broker quotes or manual prices. The Adviser attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investments in Banff, Thompson Rivers and Waccamaw River
As Banff, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$613,783	Yield Analysis	Market Yield	6.9% – 19.8%	10.5%	Decrease
	16,142	Discounted Cash Flow Analysis	Discount Rate	9.5% – 12.9%	11.6%	Decrease
	108,292	Recent Transaction	Transaction Price	96.8% – 98.5%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	85,862	Yield Analysis	Market Yield	8.6% – 16.6%	12.1%	Decrease
	4,404	Recent Transaction	Transaction Price	96.0% – 100.0%	98.0%	Increase
Structured products(3)	8,548	Discounted Cash Flow Analysis	Discount Rate	9.3%	9.3%	Decrease
Equity shares(4)	81,729	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.6x	Increase
	9,103	Market Approach	Revenue Multiple	6.3x – 29.8x	16.1x	Increase
	11,485	Recent Transaction	Transaction Price	$0.00 – $1,000	$648.79	Increase
Warrants	—	Market Approach	Adjusted EBITDA Multiple	7.0x – 18.5x	N/A	Increase
(1) Excludes investments with an aggregate fair value amounting to $9,184, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $21,324, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $3,924, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $2,742, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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
The following tables present the Company’s investment portfolio at fair value as of September 30, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$49,734	$747,401	$797,135
Subordinated debt and 2nd lien notes	—	9,209	111,590	120,799
Structured products	—	14,404	12,472	26,876
Equity shares	85	1,055	105,059	106,199
Equity warrants	—	28	—	28
Investments subject to leveling	$85	$74,430	$976,522	$1,051,037
Investments in joint ventures(1)				54,914
				$1,105,951
(1) The Company's investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet.

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,639	$584,289	$620,928
Subordinated debt and 2nd lien notes	—	15,471	76,826	92,297
Structured products	—	30,900	—	30,900
Equity shares	19	2,056	57,526	59,601
Equity warrants	—	163	—	163
Investments subject to leveling	$19	$85,229	$718,641	$803,889
Investment in joint ventures (1)				$61,253
				$865,142
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Warrants	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$—	$718,641
New investments	320,987	36,774	4,520	26,701	2	388,984
Transfers into (out of) Level 3	(5,087)	5,879	9,811	3,518	—	14,121
Proceeds from sales of investments	(74,425)	(2,958)	—	—	—	(77,383)
Loan origination fees received	(7,086)	(698)	—	—	—	(7,784)
Principal repayments received	(42,729)	(449)	(714)	—	—	(43,892)
Payment in kind interest/dividends	1,039	931	—	99	—	2,069
Accretion of loan premium/discount	141	81	—	—	—	222
Accretion of deferred loan origination revenue	2,860	154	—	—	—	3,014
Realized loss	(4,189)	7	—	—	—	(4,182)
Unrealized appreciation (depreciation)	(28,399)	(4,957)	(1,145)	17,215	(2)	(17,288)
Fair value, end of period	$747,401	$111,590	$12,472	$105,059	$—	$976,522

Nine Months Ended September 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,325	$1,236	$122	$126,683
New investments	432,079	61,046	47,880	541,005
Transfers into Level 3	—	—	2,884	2,884
Proceeds from sales of investments	(128,966)	(3,889)	—	(132,855)
Loan origination fees received	(10,473)	(1,516)	—	(11,989)
Principal repayments received	(7,217)	(742)	—	(7,959)
Payment in kind interest	426	—	—	426
Accretion of loan premium/discount	20	41	—	61
Accretion of deferred loan origination revenue	936	40	—	976
Realized gain (loss)	839	(4)	—	835
Unrealized appreciation (depreciation)	(2,750)	873	619	(1,258)
Fair value, end of period	$410,219	$57,085	$51,505	$518,809
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $19.8 million during the nine months ended September 30, 2022, were related to portfolio company investments that were still held by the Company as of September 30, 2022. Pre-tax net unrealized depreciation on Level 3 investments of $0.5 million during the nine months ended September 30, 2021 were related to portfolio company investments that were still held by the Company as of September 30, 2021.
Exclusive of short-term investments, during the nine months ended September 30, 2022, the Company made investments of approximately $399.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2022, the Company made investments of $41.7 million in portfolio companies to which it was previously committed to provide such financing.

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2022, the Company had no non-accrual assets. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$845	$386	$2,333	$913
Management, valuation and other fees	304	143	848	324
Total Recurring Fee Income	1,149	529	3,181	1,237
Non-Recurring Fee Income:
Prepayment fees	—	10	108	10
Acceleration of unamortized loan origination fees	538	108	804	152
Advisory, loan amendment and other fees	133	212	472	226
Total Non-Recurring Fee Income	671	330	1,384	388
Total Fee Income	$1,820	$859	$4,565	$1,625
Offering Costs
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in “Prepaid expenses and other assets” and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s amended registration statement on Form 10, as filed with the SEC on August 5, 2020 (the “Form 10”).
Other General and Administrative Expenses
Other general and administrative expenses include bank service fees and expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Concentration of Credit Risk
As of both September 30, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2022 and December 31, 2021, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 6.1% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2022, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of September 30, 2022 the Company held 11 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 44 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 22 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held six investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 28 investments that were denominated in Euros and 15 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2022 and September 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2022 and December 31, 2021 was approximately $1,132.8 million and $854.7 million, respectively. As of September 30, 2022, net unrealized appreciation on the Company's investments (tax basis) was approximately $2.7 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $56.3 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $53.6 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $15.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $20.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $4.7 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited and Audited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited and Audited Consolidated Balance Sheet. As of September 30, 2022, the Company recorded a net deferred tax liability of $0.2 million pertaining to tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2022	September 30, 2022	December 31, 2021
Subscription Facility:
September 21, 2020	NA	NA	$—	$67,954
Total Subscription Facility			$—	$67,954
Credit Facility:
January 15, 2021	April 30, 2026	4.923%	$572,805	$390,155
Total Credit Facility			$572,805	$390,155
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$—
(Less: Deferred financing fees)			$(301)	$—
Total Notes			$99,699	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 190.9% as of September 30, 2022.

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
On April 30, 2021, the Company amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, the Company entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, the Company had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. On April 25, 2022, the Company amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the LIBOR benchmark provisions under the ING Credit Facility with SOFR benchmark provisions. Subsequent to quarter-end, the Company amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million.
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to the Company’s election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month SOFR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The Company pays a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of September 30, 2022, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2022, the Company had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 5.326% (with Term SOFR borrowings subject to one month SOFR of 3.076%), borrowings denominated in British pounds sterling of £33.2 million ($37.1 million U.S. dollars) with an interest rate of 3.873% (one month SONIA of 1.723%), borrowings denominated in Euros of €63.5 million ($62.2 million U.S. dollars) with an interest rate of 2.518% (one month EURIBOR of 0.368%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.5 million U.S. dollars)

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
with an interest rate of 4.713% (one month AUD Screen Rate of 2.563%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of September 30, 2022, the fair value of the borrowings outstanding under the ING Credit Facility was $572.8 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2027 Notes, for which the Company was required to obtain an initial rating by June 30, 2022, have a fixed interest rate of 4.75% per year, subject to a step up of 0.75% per year, to the extent the February 2027 Notes fail to satisfy certain investment grade rating conditions.
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
The February 2022 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, liens, restricted payments, and investments. In addition, the February 2022 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2022, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of September 30, 2022, the fair value of the February 2027 Notes was $84.5 million. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company's foreign currency forward contracts as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$40,975	$26,578	10/06/22	$(222)	Derivative liability
Foreign currency forward contract (AUD)	$658	A$923	10/06/22	64	Derivative asset
Foreign currency forward contract (AUD)	$27,704	A$40,052	10/06/22	1,942	Derivative asset
Foreign currency forward contract (AUD)	$26,835	A$41,294	01/09/23	224	Derivative asset

Foreign currency forward contract (CAD)	C$2,780	$2,029	10/06/22	(7)	Derivative liability
Foreign currency forward contract (CAD)	C$3,000	$2,248	10/06/22	(66)	Derivative liability
Foreign currency forward contract (CAD)	$4,496	C$5,780	10/06/22	293	Derivative asset
Foreign currency forward contract (CAD)	$2,055	C$2,813	01/09/23	7	Derivative asset

Foreign currency forward contract (DKK)	3,683kr.	$485	10/06/22	(1)	Derivative Liability
Foreign currency forward contract (DKK)	$14	98kr.	10/06/22	1	Derivative asset
Foreign currency forward contract (DKK)	$511	3,585kr.	10/06/22	39	Derivative asset
Foreign currency forward contract (DKK)	$494	3,720kr.	01/09/23	1	Derivative asset

Foreign currency forward contract (EUR)	€72,429	$70,937	10/06/22	(81)	Derivative liability
Foreign currency forward contract (EUR)	$7,136	€6,950	10/06/22	337	Derivative asset
Foreign currency forward contract (EUR)	$69,273	€65,479	10/06/22	5,216	Derivative asset
Foreign currency forward contract (EUR)	$74,792	€75,782	01/09/23	71	Derivative asset

Foreign currency forward contract (GBP)	£15,845	$17,542	10/06/22	94	Derivative asset
Foreign currency forward contract (GBP)	$7,615	£6,650	10/06/22	213	Derivative asset
Foreign currency forward contract (GBP)	$11,234	£9,195	10/06/22	999	Derivative asset
Foreign currency forward contract (GBP)	$17,984	£16,224	01/09/23	(99)	Derivative liability

Foreign currency forward contract (NZD)	NZ$11,678	$6,663	10/06/22	(77)	Derivative liability
Foreign currency forward contract (NZD)	$4,482	NZ$7,178	10/06/22	434	Derivative asset
Foreign currency forward contract (NZD)	$2,800	NZ$4,500	10/06/22	262	Derivative asset
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	01/09/23	76	Derivative asset

Foreign currency forward contract (NOK)	kr20,013	$1,880	10/06/22	(41)	Derivative liability
Foreign currency forward contract (NOK)	$2,045	kr20,013	10/06/22	205	Derivative asset
Foreign currency forward contract (NOK)	$1,767	kr18,890	01/09/23	27	Derivative asset

Foreign currency forward contract (CHF)	200Fr.	$204	10/03/22	(1)	Derivative liability
Foreign currency forward contract (CHF)	1,220Fr.	$1,247	10/06/22	(7)	Derivative liability
Foreign currency forward contract (CHF)	$21	20Fr.	10/06/22	—	Derivative asset
Foreign currency forward contract (CHF)	$1,263	1,200Fr.	10/06/22	44	Derivative asset
Foreign currency forward contract (CHF)	$206	200Fr.	01/09/23	1	Derivative asset
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	01/09/23	7	Derivative asset
Total				$9,955

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$12,250	$8,906	01/06/22	$(1)	Derivative liability
Foreign currency forward contract (AUD)	$8,834	A$12,250	01/06/22	(71)	Derivative liability
Foreign currency forward contract (AUD)	$5,503	A$7,659	04/08/22	(66)	Derivative liability

Foreign currency forward contract (CAD)	C$5,580	$4,366	01/06/22	44	Derivative asset
Foreign currency forward contract (CAD)	$4,373	C$5,580	01/06/22	(36)	Derivative liability
Foreign currency forward contract (CAD)	$270	C$349	04/08/22	(6)	Derivative liability
Foreign currency forward contract (CAD)	$4,439	C$5,675	04/08/22	(44)	Derivative liability

Foreign currency forward contract (DKK)	3,526kr.	$537	01/06/22	2	Derivative asset
Foreign currency forward contract (DKK)	$551	3,526kr.	01/06/22	12	Derivative asset
Foreign currency forward contract (DKK)	$531	3,481kr.	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	€20,807	$23,557	01/06/22	119	Derivative asset
Foreign currency forward contract (EUR)	$5,181	€4,500	01/06/22	61	Derivative asset
Foreign currency forward contract (EUR)	$18,704	€16,307	01/06/22	149	Derivative asset
Foreign currency forward contract (EUR)	$10,436	€9,200	04/08/22	(54)	Derivative liability
Foreign currency forward contract (EUR)	$25,362	€22,357	04/08/22	(129)	Derivative liability

Foreign currency forward contract (GBP)	£8,566	$11,504	01/06/22	96	Derivative asset
Foreign currency forward contract (GBP)	$11,472	£8,566	01/06/22	(128)	Derivative liability
Foreign currency forward contract (GBP)	£4,068	$5,418	04/08/22	88	Derivative asset
Total				$34
As of September 30, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $10.0 million and $33,665, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three and nine months ended September 30, 2022 and 2021 are shown in the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Forward currency contracts	$6,264	$64	$6,448	$(73)
Net unrealized appreciation or depreciation on forward contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three and nine months ended September 30, 2022 and 2021 are shown in the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Forward currency contracts	$3,249	$(11)	$9,921	$199

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of September 30, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of September 30, 2022, all commitments have been funded.
As of December 31, 2021, the Company had $568.5 million in total capital commitments from investors ($211.1 million unfunded), of which $5.0 million was from C.M. Life Insurance Company ($1.5 million unfunded) and $95.0 million was from MassMutual ($28.6 million unfunded).
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$—	$141
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	776
Accurus Aerospace Corporation(1)	Revolver	922	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	108
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	182	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	2,582
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	401	—
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	157	—
APC1 Holding(1)(2)(3)	Delayed Draw Term Loan	490	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	—	151
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	776	941
Arc Education(1)(3)	Delayed Draw Term Loan	1,744	—
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	366	—
Argus Bidco Limited(1)(2)(4)	Bridge Term Loan	78	—
ASC Communications, LLC(1)(2)	Revolver	658	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	634	769
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	925	1,046
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	588	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	167	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	112	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	105	160
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	858	996
CGI Parent, LLC(1)(2)	Revolver	1,653	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Comply365, LLC(1)(2)	Revolver	555	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	927	1,076
Crash Champions, LLC(1)	Delayed Draw Term Loan	—	2,712
CSL DualCom(1)(2)(4)	Acquisition Term Loan	1,024	1,242
DecksDirect, LLC(1)(2)	Revolver	218	218
Dune Group(1)(2)(3)	Delayed Draw Term Loan	900	1,044
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,845	1,094
Eclipse Business Capital, LLC(1)(2)	Revolver	8,175	5,840
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,774	5,339
EMI Porta Holdco LLC(1)(2)	Revolver	885	1,271
EPS NASS Parent, Inc.(1)(2)	Delayed Draw Term Loan	187	425
eShipping, LLC(1)(2)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)(2)	Revolver	1,122	930
Events Software BidCo Pty Ltd(1)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)	Delayed Draw Term Loan	391	—
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	240	240
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	711	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	3,779	3,779
Global Academic Group Limited(1)(7)	Term Loan	269	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	514	—
Greenhill II BV(1)(2)(3)	Capex Acquisition Facility	234	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	297	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	235
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	—
HTI Technology & Industries(1)(2)	Revolver	682	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	360
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	765	1,206
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	756	878
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,203	—
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	109	—
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	118	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	3,763	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	383	—
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,203	1,574
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,147	1,332
LeadsOnline, LLC(1)(2)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	130	316
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	22	405
Marmoutier Holding B.V.(1)(3)	Revolver	139	162
Marshall Excelsior Co.(1)(2)	Revolver	250	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	861	861

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Mercell Holding AS(1)(2)(8)	Bridge Term Loan	127	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	425	—
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	318	360
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	747	906
Narda Acquisitionco., Inc.(1)(2)	Revolver	649	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	53
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	751	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	425	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	401	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	343
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class A	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class B	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class C	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class D	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class E	2,794	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	273	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	2,632
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	3,331	834
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	193	224
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	667	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term loan	—	461
Questel Unite(1)(3)	Incremental Term Loan	2,536	2,944
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	465	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	682	1,301
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	—	153
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Royal Buyer, LLC(1)(2)	Delayed Draw Term Loan	1,104	—
Royal Buyer, LLC(1)(2)	Revolver	670	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,594
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	2,147	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,042	—
Scout Bidco B.V.(1)(2)(3)	Revolver	473	—
Sereni Capital NV(1)(3)	Term Loan	220	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)(2)	Revolver	588	588
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	1,562	1,895

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	336
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	485
Techone B.V.(1)(2)(3)	Revolver	61	129
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	—	591
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)(2)	Revolver	1,292	—
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,537	1,494
Union Bidco Limited(1)(2)(4)	Acquisition Facility	89	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,488	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	1,060	1,549
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)(2)	Line of Credit	370	967
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,201	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,168	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	245	—
Total unused commitments to extend financing		$120,601	$116,977
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
(8)Actual commitment amount is denominated in Norwegian Kroner. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value at beginning of period	$22.43	$21.58
Net investment income(1)	1.72	1.45
Net realized gain on investments / foreign currency transactions(1)	0.18	(0.11)
Net unrealized appreciation on investments / foreign currency transactions(1)	(0.51)	0.65
Total increase from investment operations(1)	1.39	1.99
Dividends declared from net investment income	(1.49)	(1.13)
Dividends declared from realized gains	(0.07)	(0.20)
Total dividends declared	(1.56)	(1.33)
Loss on extinguishment of debt(1)	(0.01)	—
Net asset value at end of period	$22.25	$22.24
Shares outstanding at end of period	27,496,359	15,365,946
Net assets at end of period	$611,684	$341,774
Average net assets	$569,537	$214,043
Ratio of total expenses to average net assets (annualized)(2)	5.93%	6.64%
Ratio of net investment income to average net assets (annualized)(2)	10.18%	9.08%
Portfolio turnover ratio (annualized)	16.34%	47.52%
Total return(3)	6.26%	9.43%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(3)Total return is calculated as the change in net asset value ("NAV") per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
Subsequent to September 30, 2022, the Company made approximately $81.8 million of new commitments, of which $63.7 million closed and funded. The $63.7 million of investments consists of $63.2 million of first lien senior secured debt investments and $0.5 million of equity investments. The weighted average yield of the debt investments was 9.9%. In addition, the Company funded $5.3 million of previously committed delayed draw term loans.
Subsequent to September 30, 2022, the Company placed its debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, the Company will no longer recognize interest income on its debt investment in Core Scientific for financial reporting purposes.
On October 13, 2022, the Company amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million. There were no other amendments to the terms of the ING Credit Facility.
On November 10, 2022, the Board declared a quarterly dividend of $0.54 per share payable on December 14, 2022 to holders of record as of December 7, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economy; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Our investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/

return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of September 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 8.6% and 7.0%, respectively.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $264.0 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of September 30, 2022, BIIL had approximately £16.5 billion in assets under management.
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

Portfolio Investment Composition
The total value of our investment portfolio was $1,106.0 million as of September 30, 2022, as compared to $865.1 million as of December 31, 2021. As of September 30, 2022, we had investments in 205 portfolio companies with an aggregate cost of $1,132.8 million. As of December 31, 2021, we had investments in 151 portfolio companies with an aggregate cost of $854.6 million. As of both September 30, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Senior debt and 1st lien notes	$829,227	73%	$797,135	72%
Subordinated debt and 2nd lien notes	124,959	11	120,799	11
Structured products	29,444	3	26,876	2
Equity shares	88,180	8	106,199	10
Equity warrants	70	—	28	—
Investments in joint ventures	60,922	5	54,914	5
	$1,132,802	100%	$1,105,951	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72
Subordinated debt and 2nd lien notes	91,067	11	92,297	11
Structured products	29,477	3	30,900	3
Equity shares	56,431	7	59,601	7
Equity warrants	68	—	163	—
Investments in joint ventures	58,689	7	61,253	7
	$854,643	100%	$865,142	100%
Investment Activity
During the nine months ended September 30, 2022, we made 66 new investments totaling $344.5 million, made investments in existing portfolio companies totaling $86.2 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million. We had 11 loans repaid at par totaling $37.8 million and received $66.4 million of portfolio company principal payments and sales proceeds, recognizing a net realized loss on these transactions of $2.8 million. In addition, we sold $44.9 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $2.4 million. Lastly, we received $8.6 million of return of capital from one of our joint ventures.

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
Total portfolio investment activity for the nine months ended September 30, 2022 and 2021 was as follows:

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	357,690	36,774	4,520	31,648	2	10,832	441,466
Proceeds from sales of investments	(92,496)	(2,958)	(2,792)	—	—	(8,598)	(106,844)
Loan origination fees received	(7,086)	(698)		—	—	—	(7,784)
Principal repayments received	(48,630)	(449)	(1,771)	—	—	—	(50,850)
Payment-in-kind interest	2,000	931		100	—	—	3,031
Accretion of loan premium/discount	1,051	131	10	—	—	—	1,192
Accretion of deferred loan origination revenue	2,983	154	—	—	—	—	3,137
Realized loss	(5,196)	7	—	—	—	—	(5,189)
Unrealized appreciation (depreciation)	(34,109)	(5,390)	(3,991)	14,850	(137)	(8,573)	(37,350)
Fair value, end of period	$797,135	$120,799	$26,876	$106,199	$28	$54,914	$1,105,951

Nine Months Ended September 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$164,239	$9,022	$10,383	$207	$112	$—	$31,100	$215,063
New investments	446,815	66,106	2,700	50,679	—	52,002	187,907	806,209
Proceeds from sales of investments	(129,378)	(3,889)	—	—	—	—	(154,006)	(287,273)
Loan origination fees received	(10,799)	(1,516)	—	—	—	—	—	(12,315)
Principal repayments received	(10,679)	(5,742)	(1,812)	—	—	—	—	(18,233)
Payment-in-kind interest	1,507		—	—	—	—	—	1,507
Accretion of loan premium/ discount	1,184	149	—	—	—	—	—	1,333
Accretion of deferred loan origination revenue	1,025	40	—	—	—	—	—	1,065
Realized gain (loss)	869	(4)	—	—	—	—	(1)	864
Unrealized appreciation (depreciation)	(1,274)	963	574	619	73	152	—	1,107
Fair value, end of period	$463,509	$65,129	$11,845	$51,505	$185	$52,154	$65,000	$709,327
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both September 30, 2022 and December 31, 2021, we had no non-accrual assets.

Results of Operations
Three and nine months ended September 30, 2022 and 2021
Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$26,431	$11,717	$68,827	$25,228
Total operating expenses	11,095	4,464	25,219	10,654
Net investment income before taxes	15,336	7,253	43,608	14,574
Income taxes, including excise tax expense	(62)	—	(62)	8
Net investment income after taxes	15,398	7,253	43,670	14,566
Net realized gains (losses)	2,261	(1,832)	4,713	(364)
Net unrealized appreciation (depreciation)	(2,516)	2,614	(13,093)	6,557
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency borrowings	(255)	782	(8,380)	6,193
Loss on extinguishment of debt	—	—	(181)	—
Net increase in net assets resulting from operations	$15,143	$8,035	$35,109	$20,759
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Interest income	$20,138	$8,378	$51,266	$19,902
Dividend income	3,398	1,935	10,061	2,302
Fee and other income	1,820	859	4,565	1,625
Payment-in-kind interest income	1,071	545	2,931	1,399
Interest income from cash	4	—	4	—
Total investment income	$26,431	$11,717	$68,827	$25,228
The change in investment income for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, was primarily due to an increase in the average size of our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, increased dividends from portfolio companies and joint venture investments, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The increase in the average size of our portfolio was largely due to increased investment opportunities. The amount of our outstanding debt investments was $974.0 million as of September 30, 2022, as compared to $546.9 million as of September 30, 2021. The weighted average yield on the principal amount of our outstanding debt investments was 8.6% as of September 30, 2022, as compared to 7.0% as of September 30, 2021. For the three and nine months ended September 30, 2022, dividends from portfolio companies and joint venture investments were $3.4 million and $10.1 million, respectively, compared to $1.9 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, acceleration of unamortized OID income and unamortized loan origination fee totaled $0.6 million and $1.4 million, respectively, as compared to $0.1 million and 0.4 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, PIK interest income was $1.1 million and $2.9 million, respectively, as compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2021.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses:
Interest and other financing fees	$7,630	$2,415	$16,435	$5,159
Base management fee	428	208	1,192	434
Incentive fee	2,154	1,148	4,889	2,967
Offering costs	—	1	—	136
Professional fees	239	262	721	764
Directors fees	60	75	195	180
Custody and administrative fees	177	105	528	279
Other general and administrative expenses	407	250	1,259	735
Total operating expenses	$11,095	$4,464	$25,219	$10,654
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2022 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and an increase in the weighted average interest rate on the ING Credit Facility. Interest and other financing fees during the nine months ended September 30, 2021 were attributable to borrowings under the September 2020 Subscription Facility (as defined below under “Financial Condition, Liquidity and Capital Resources”) and the ING Credit Facility. The weighted average interest on the ING Credit Facility was 4.9% as of September 30, 2022, as compared to 2.4% as of September 30, 2021.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2022, the amount of base management fee incurred was $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the amount of base management fee incurred was $0.2 million and $0.4 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2022, the amount of Income-Based Fee incurred was $2.2 million and $6.1 million, respectively, and we reduced the Capital Gains Fee accrual by $31,904 and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the amount of Income-Based Fee incurred was $1.1 million and $2.2 million, respectively, and we accrued $0.1 million and $0.8 million, respectively for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.6 million, respectively.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,591)	$(431)	$(5,228)	$864
Affiliate investments	—	—	39	—
Net realized gains (losses) on investments	(3,591)	(431)	(5,189)	864
Foreign currency transactions	5,852	$(1,401)	9,902	(1,228)
Net realized gains (losses)	$2,261	$(1,832)	$4,713	$(364)
For the three months ended September 30, 2022, we recognized net realized gains totaling $2.3 million, which consisted primarily of a net gain on foreign currency transactions of $5.9 million, partially offset by a net loss on our loan portfolio of $3.6 million. For the nine months ended September 30, 2022, we recognized net realized gains totaling $4.7 million, which consisted primarily of a net gain on foreign currency transactions of $9.9 million, partially offset by a net loss on our loan portfolio of $5.2 million.
For the three months ended September 30, 2021, we recognized net realized losses totaling $1.8 million, which consisted primarily of a net loss on our loan portfolio of $0.4 million and a net loss on foreign currency transactions of $1.4 million. For the nine months ended September 30, 2021, we recognized net realized losses totaling $0.4 million, which consisted of a net loss on foreign currency transactions of $1.2 million, partially offset by a net gain on our loan portfolio of $0.9 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(15,518)	$(2,167)	$(45,636)	$768
Affiliate investments	2,863	549	8,075	240
Net unrealized appreciation (depreciation) on investments	(12,655)	(1,618)	(37,561)	1,008
Foreign currency transactions	10,139	4,232	24,468	5,549
Net unrealized appreciation (depreciation)	$(2,516)	$2,614	$(13,093)	$6,557
During the three months ended September 30, 2022, we recorded net unrealized depreciation totaling $2.5 million, consisting of net unrealized depreciation on our current portfolio of $16.9 million, partially offset by net unrealized appreciation related to foreign currency transactions of $10.1 million and net unrealized appreciation reclassification adjustments of $4.2 million related to realized gains and losses recognized during the year. The net unrealized depreciation on our current portfolio of $16.9 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.3 million and broad market moves for investments of $8.0 million, partially offset by the credit or fundamental performance of investments of $5.4 million.
During the nine months ended September 30, 2022, we recorded net unrealized depreciation totaling $13.1 million, consisting of net unrealized depreciation on our current portfolio of $40.7 million and deferred tax liability of $0.2 million, partially offset by net unrealized appreciation related to foreign currency transactions of $24.5 million and net unrealized appreciation reclassification adjustments of $3.4 million related to realized gains and losses recognized during the year. The net unrealized depreciation on our current portfolio of $40.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $31.0 million and broad market moves for investments of $28.2 million, partially offset by the credit or fundamental performance of investments of $18.5 million.
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
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the ING Credit Facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements.
Under the Investment Company Act of 1940, as amended (the “1940 Act”), we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 190.9% as of September 30, 2022.
Cash Flows
For the nine months ended September 30, 2022, we experienced a net increase in cash in the amount of $80.0 million. During that period, our operating activities used $244.0 million in cash, consisting primarily of purchases of portfolio investments of $442.1 million, partially offset by proceeds from sales of portfolio investments totaling $160.2 million. In addition, our financing activities provided $324.0 million of cash, consisting primarily of net proceeds from the issuance the February 2027 Notes of $99.9 million, net borrowings under the ING Credit Facility totaling $199.6 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility totaling $66.4 million and dividends paid in the amount of $22.1 million. As of September 30, 2022, we had $125.0 million of cash on hand, including foreign currencies.
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
The amount of permissible borrowings under the September 2020 Subscription Facility could be increased to an agreed-upon amount with the consent of the administrative agent. The September 2020 Subscription Facility had a maturity date of September 21, 2022. On March 25, 2022, following the repayment of all borrowings, interest, and fees payable thereunder, and at our election, the September 2020 Subscription Facility was terminated, including all commitments and obligations with Société Générale to lend and make advances to us. In connection with the termination, the pro rata portion of the unamortized deferred financing costs related to the September 2020 Subscription Facility was written off and recognized as a loss on extinguishment of debt in our Unaudited Consolidated Statements of Operations.
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
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, we entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, we had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. On April 25, 2022, we amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the LIBOR benchmark provisions under the ING Credit Facility with SOFR benchmark provisions. Subsequent to quarter-end, we amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million.
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, the alternate base rate plus 1.15% or the adjusted eurocurrency rate plus 2.15%, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Krone, Norwegian Krone or Swedish Krona, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) the adjusted three-month SOFR plus 1.00% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. We pay a commitment fee on undrawn amounts under the ING Credit Facility.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of September 30, 2022, we were in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2022, we had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 5.326% (with Term SOFR borrowings subject to one month SOFR of 3.076%), borrowings denominated in British pounds sterling of £33.2 million ($37.1 million U.S. dollars) with an interest rate of 3.873% (one month SONIA of 1.723%), borrowings denominated in Euros of €63.5 million ($62.2 million U.S. dollars) with an interest rate of 2.518% (one month EURIBOR of 0.368%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.5 million U.S. dollars) with an interest rate of 4.713% (one month AUD Screen Rate of 2.563%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
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
The February 2027 Notes, for which we were required to obtain an initial rating by June 30, 2022, have a fixed interest rate of 4.75% per year, subject to a step up of 0.75% per year, to the extent the February 2027 Notes fail to satisfy certain investment grade rating conditions.
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
The February 2022 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, liens, restricted payments, and investments. In addition, the February 2022 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders, to be less than the statutory minimum then applicable to us under the 1940 Act; and (c) not permitting our net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2022, we were in compliance with all covenants under the February 2022 NPA.
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
Recent Developments
Subsequent to September 30, 2022, we made approximately $81.8 million of new commitments, of which $63.7 million closed and funded. The $63.7 million of investments consists of $63.2 million of first lien senior secured debt investments and $0.5 million of equity investments. The weighted average yield of the debt investments was 9.9%. In addition, we funded $5.3 million of previously committed delayed draw term loans.
Subsequent to September 30, 2022, we placed our debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will no longer recognize interest income on our debt investment in Core Scientific for financial reporting purposes.
On October 13, 2022, we amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million. There were no other amendments to the terms of the ING Credit Facility.
On November 10, 2022, the Board declared a quarterly dividend of $0.54 per share payable on December 14, 2022 to holders of record as of December 7, 2022.
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
As of September 30, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 181% of our total net assets, as compared to approximately 178% of our total net assets as of December 31, 2021.
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
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board may choose to designate our investment adviser to perform the fair value determination relating to such investments. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of these assets. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings' pricing committee.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, Barings determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, our Audit Committee and the independent valuation firm.
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Barings implemented enhanced processes to comply with the new rule’s valuation requirements before the SEC’s September 8, 2022 compliance date.
Valuation Techniques
The Adviser’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Adviser’s market assumptions. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Adviser will utilize alternative approaches such as broker quotes or manual prices. The Adviser attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investments in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Revenue Recognition
Interest and Dividend Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The cessation of recognition of such interest will negatively impact the reported fair value of the investment. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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
Fee income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$845	$386	$2,333	$913
Management, valuation and other fees	304	143	848	324
Total Recurring Fee Income	1,149	529	3,181	1,237
Non-Recurring Fee Income:
Prepayment fees	—	10	108	10
Acceleration of unamortized loan origination fees	538	108	804	152
Advisory, loan amendment and other fees	133	212	472	226
Total Non-Recurring Fee Income	671	330	1,384	388
Total Fee Income	$1,820	$859	$4,565	$1,625
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$—	$141
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	776
Accurus Aerospace Corporation(1)	Revolver	922	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	108
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	182	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	2,582
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	401	—
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	157	—
APC1 Holding(1)(2)(3)	Delayed Draw Term Loan	490	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	—	151
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	776	941
Arc Education(1)(3)	Delayed Draw Term Loan	1,744	—
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	366	—
Argus Bidco Limited(1)(2)(4)	Bridge Term Loan	78	—
ASC Communications, LLC(1)(2)	Revolver	658	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	634	769
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	925	1,046
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	588	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	167	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	112	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	105	160
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	858	996
CGI Parent, LLC(1)(2)	Revolver	1,653	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Comply365, LLC(1)(2)	Revolver	555	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	927	1,076
Crash Champions, LLC(1)	Delayed Draw Term Loan	—	2,712
CSL DualCom(1)(2)(4)	Acquisition Term Loan	1,024	1,242
DecksDirect, LLC(1)(2)	Revolver	218	218
Dune Group(1)(2)(3)	Delayed Draw Term Loan	900	1,044

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,845	1,094
Eclipse Business Capital, LLC(1)(2)	Revolver	8,175	5,840
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,774	5,339
EMI Porta Holdco LLC(1)(2)	Revolver	885	1,271
EPS NASS Parent, Inc.(1)(2)	Delayed Draw Term Loan	187	425
eShipping, LLC(1)(2)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)(2)	Revolver	1,122	930
Events Software BidCo Pty Ltd(1)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)	Delayed Draw Term Loan	391	—
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	240	240
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	711	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	3,779	3,779
Global Academic Group Limited(1)(7)	Term Loan	269	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	514	—
Greenhill II BV(1)(2)(3)	Capex Acquisition Facility	234	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	297	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	235
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	—
HTI Technology & Industries(1)(2)	Revolver	682	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	360
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	765	1,206
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	756	878
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,203	—
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	109	—
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	118	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	3,763	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	383	—
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	1,203	1,574
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,147	1,332
LeadsOnline, LLC(1)(2)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	130	316
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	22	405
Marmoutier Holding B.V.(1)(3)	Revolver	139	162
Marshall Excelsior Co.(1)(2)	Revolver	250	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	861	861
Mercell Holding AS(1)(2)(8)	Bridge Term Loan	127	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	425	—
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	318	360
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	747	906
Narda Acquisitionco., Inc.(1)(2)	Revolver	649	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	53

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	751	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	425	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	401	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	343
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class A	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class B	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class C	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class D	55	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class E	2,794	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	273	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	2,632
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	3,331	834
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	193	224
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	667	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term loan	—	461
Questel Unite(1)(3)	Incremental Term Loan	2,536	2,944
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	465	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	682	1,301
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	—	153
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Royal Buyer, LLC(1)(2)	Delayed Draw Term Loan	1,104	—
Royal Buyer, LLC(1)(2)	Revolver	670	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,594
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	2,147	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,042	—
Scout Bidco B.V.(1)(2)(3)	Revolver	473	—
Sereni Capital NV(1)(3)	Term Loan	220	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)(2)	Revolver	588	588
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	1,562	1,895
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	336
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	485
Techone B.V.(1)(2)(3)	Revolver	61	129
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	—	591

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)(2)	Revolver	1,292	—
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,537	1,494
Union Bidco Limited(1)(2)(4)	Acquisition Facility	89	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,488	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	1,060	1,549
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)(2)	Line of Credit	370	967
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,201	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,168	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	245	—
Total unused commitments to extend financing		$120,601	$116,977
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
(8)Actual commitment amount is denominated in Norwegian Kroner. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, NIBOR, BBSY, CDOR, SONIA, BKBM, SARON and SOFR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2022, we were not a party to any interest rate hedging arrangements.

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
The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2022, approximately $844.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our September 30, 2022 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$25,329	$17,184	$8,145
Up 200 basis points	16,886	11,456	5,430
Up 100 basis points	8,443	5,728	2,715
Down 25 basis points	(2,111)	(1,432)	(679)
Down 50 basis points	(4,221)	(2,864)	(1,357)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit

Facility to finance such investments. As of September 30, 2022, we had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 5.326% (with Term SOFR borrowings subject to one month SOFR of 3.076%), borrowings denominated in British pounds sterling of £33.2 million ($37.1 million U.S. dollars) with an interest rate of 3.873% (one month SONIA of 1.723%), borrowings denominated in Euros of €63.5 million ($62.2 million U.S. dollars) with an interest rate of 2.518% (one month EURIBOR of 0.368%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.5 million U.S. dollars) with an interest rate of 4.713% (one month AUD Screen Rate of 2.563%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2022.
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

10.1
Incremental Commitment Agreement, dated as of October 13, 2022, among the Company, the subsidiary guarantor party thereto, the lenders party thereto, and ING Capital LLC, as administrative agent and issuing bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on October 17, 2022 and incorporated herein by reference).

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	November 10, 2022	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer