Form 10-K
period 2022-12-31
Barings Capital Investment Corp
filed 2023-02-23
CIK 1811972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2022, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 23, 2023 was 27,795,215.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
Auditor ID: 185        Auditor Name: KPMG LLP    Auditor Location: Charlotte, North Carolina

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas.
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
On July 13, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to subscription agreements with investors (each, a “Subscription Agreement”) and have held additional private placement closings thereafter. See “The Private Offering” below for more information. As of December 31, 2022 and 2021, the Company had accepted $568.7 million and $568.5 million in aggregate capital commitments from investors, respectively. As of December 31, 2022, all commitments have been fully funded.
We are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Barings also provides administrative services necessary for us to operate (in such capacity, the “Administrator”) pursuant to an administration agreement with the Company (the “Administration Agreement”). The Administrator may enter into one or more agreements with third-parties for them to provide us with certain administrative services.
We are a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g. private asset-backed securities), syndicated loan opportunities and/or mortgage securities. Barings’ existing SEC co-investment exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017 (the “Exemptive Relief”), permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us.
Our primary investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $271.3 billion Global Fixed Income Platform (as of December 31, 2022) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2022, BIIL had approximately £16.0 billion in assets under management.
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
Under the terms of the Administration Agreement, Barings (in its capacity as our Administrator) performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to the Board’s oversight, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.

Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2022 Barings GPFG has over 90 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Based on Barings GPFG’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, Barings believes it has a reputation as a reliable partner. Barings also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to it. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual Adjusted EBITDA of $10.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings believes that Barings GPFG’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPFG offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the illiquid nature of a significant portion of our assets. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings believes allows it to better assess the company’s prospects. After closing, Barings maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
•Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high yield investments and/or mortgage securities. Our special situation investments generally comprise of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.
Investments
Debt Investments
The terms of our directly originated debt investments in middle-market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe that negotiated senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We invest primarily in loans that have terms of between five and seven years, and bear interest at rates ranging from LIBOR (or an applicable successor rate) plus 450 basis points to LIBOR plus 650 basis points per annum.
Equity Investments
On a limited basis, we may acquire equity interests in portfolio companies. In such cases, we generally seek to structure our equity investments as non-control investments that provide us with minority rights.
Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities in middle market companies. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPFG. The Investment Committee at Barings GPFG is responsible for all aspects of our investment process for investments in middle-market companies; however, other investment committees within Barings are primarily responsible for the investment process for our opportunistic investments in special situations, structured credit (e.g., private asset-backed securities), high-yield investments and mortgage securities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
Origination
Barings GPFG’s typical origination process for investments in middle-market companies is summarized in the following chart:

Investment Pre-Screen
The investment pre-screen process typically begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor. The investment group focuses on a prospective investment’s fundamentals, sponsor/source and proposed investment structure. This review may be followed by a discussion between the investment originator and an investment group head to identify investment opportunities that should be passed on, either because they fall outside of Barings GPFG’s stated investment strategy or offer an unacceptable risk-adjusted return. If the originator and investment group head agree that an investment opportunity is worth pursuing, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is typically discussed internally with the investment group head and other senior members of the investment group, and in certain instances, the investment group head may elect to review the screening memorandum with the investment committee prior to the preliminary investment proposal.
Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment group head to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market portfolio companies.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters are typically reviewed by Barings GPFG’s internal legal team or outside counsel. Commitment letters typically include customary conditions as well as any conditions specified by the investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the investment committee as a condition to approval, commitment letters need not include final investment committee approval as a condition precedent.
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
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings’ investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we seek to foster continuous interaction between investment teams and the investment committee. This frequent communication encourages the early escalation of issues to members of the investment committee to leverage their experience and expertise well in advance of potentially adverse events.
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
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List”, or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. For middle-market loans, we invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPFG). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
•Robust Investment and Portfolio Management System. Barings’ investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings portfolio management has established a set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, which are used during quarterly portfolio reviews.

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
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.

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
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.

Valuation Inputs
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
We use the expertise of the investment professionals of Barings to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We believe the relationship we have with Barings enables us to learn about, and compete for financing opportunities with companies in middle-market businesses that operate across a wide range of industries. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” included in Item 1A of Part I of this Annual Report on Form 10-K.
The Private Offering
We sold shares of our common stock in private placements to investors in reliance on exemptions from the registration requirements of the Securities Act. Investors who acquired shares of our common stock were required to enter into separate Subscription Agreements. Each investor made a capital commitment to purchase shares of our common stock pursuant to a Subscription Agreement. Investors were required to make capital contributions to purchase shares of our common stock each time we delivered a drawdown notice, which was delivered at least 10 calendar days prior to each required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases were generally made pro rata, in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including a committee thereof). The Board or a committee thereof was required to make the determination that we were not selling shares of our common stock at a price below the then-current net asset value of our common stock at the time at which the sale is made. The Board could set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of our organizational and other expenses. Upon the termination of the period (the “Commitment Period”) ending on the earlier to occur of (i) a Liquidity Event (as defined below) and (ii) the seven-year anniversary of the initial closing of shares of common stock, which occurred on July 13, 2020, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions contained herein and in the Subscription Agreement. Prior to a Liquidity Event, no investor who purchased shares of our common stock in our private offerings of common stock will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law. If a Liquidity Event has not occurred by the expiration of the Commitment Period, the Board will use its best efforts to wind down and/or liquidate and dissolve the Company. A “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, including an affiliated BDC), such as a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities). The decision whether to pursue a Liquidity Event will be made at the discretion of the Board and with the requisite approval of our stockholders as required by Maryland law.
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the year ended December 31, 2022 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Management Agreements
Investment Advisory Agreement
On June 24, 2020, we entered into the Advisory Agreement. Pursuant to the Advisory Agreement, the Adviser manages our day-to-day operations and provides us with investment advisory services. Among other things, the Adviser (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by us; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of its funds.
The Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from us for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as our investment adviser. the Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Advisory Agreement is not adversely affected.

Under the Advisory Agreement, we pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
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
Administration Agreement
On June 24, 2020, we entered into the Administration Agreement with the Adviser, pursuant to which the Adviser provides the administrative services necessary for us to operate (in such capacity, the “Administrator”), including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on our behalf and subject to the Board’s approval, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by the Administrator on our behalf under the Administration Agreement include, but are not limited to:

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
Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.
•We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with Barings’ valuation policy. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we will generally be required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “—Material U.S. Federal

Income Tax Considerations.” We met the minimum distribution requirements for 2021 and 2022 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
As a BDC, we are required to have a majority of directors who are not “interested persons” under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “Regulation of Business Development Companies” below.
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We are exposed to risks associated with changes in interest rates. Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability,” included in this Annual Report on Form 10-K.
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

Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Gerald Cummins serves as our Chief Compliance Officer.
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
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. For example:
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
•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify for tax treatment as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment” below.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance with respect to publicly offered RICs indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution (10% in case of distributions through June 30, 2022). Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we are able and decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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
•Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
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
•We are exposed to risks associated with changes in interest rates.
•Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
•Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•There is no public market for our securities, and we do not expect there to be a market for our securities.
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
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon Barings and its affiliates’ relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Barings or its affiliates fail to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Barings have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
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
Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. The Board may choose to designate our investment adviser to perform the fair value determination relating to such investments. The Board has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.
Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Adviser conducts the valuation of such investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of Barings. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Adviser’s fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
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
As of February 23, 2023, MassMutual owns approximately 19.1% of our outstanding common stock. Barings, a wholly-owned indirect subsidiary of MassMutual, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as MassMutual may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
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
Barings is able to resign as our investment adviser and/or our administrator upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the Advisory Agreement, Barings has the right to resign as our investment adviser upon 60 days’ written notice, whether a replacement has been found or not. Similarly, Barings’ has the right under the Administration Agreement to resign upon 60 days’ written notice, whether a replacement has been found or not. If

Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
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
We will have a continuing need for capital to finance our investments. We are and will be, from time to time, party to various financing agreements which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum obligators’ net worth, minimum asset coverage, maximum net debt to equity minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
We are exposed to risks associated with changes in interest rates.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. The recent increases in the general level of interest rates have led to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to Barings. Also, the recent increases in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.
Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to Barings with respect to pre-incentive fee net investment income.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2022 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2022, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(28.8)%	(17.8)%	(6.9)%	4.1%	15.0%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2022(2)	(42.4)%	(27.2)%	(11.9)%	3.4%	18.7%
(1) Assumes $1,318.1 million in total assets, $681.5 million in debt outstanding, $602.1 million in net assets and an average cost of funds of 5.933%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022. The assumed amount of debt outstanding for this example includes $581.4 million under our senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”) as of December 31, 2022, $100.0 million under our senior unsecured notes due February 22, 2027 (the “February 2027 Notes”) and assumed additional borrowings of $17.6 million to settle our payable from unsettled transactions as of December 31, 2022.
(2) Assumes $1,840.8 million in total assets, $1,204.2 million in debt outstanding and $602.1 million in net assets as of December 31, 2022, and an average cost of funds of 5.933%, which was the weighted average borrowing cost of our borrowings at December 31, 2022.
Based on our total outstanding indebtedness of $681.4 million as of December 31, 2022, assumed additional borrowings of $17.6 million to settle our payable from unsettled transactions as of December 31, 2022 and an average cost of funds of 5.933%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022, our investment portfolio must experience an annual return of at least 3.15% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,204.2 million calculated assuming a 150% asset coverage ratio as of December 31, 2022 and an average cost of funds of 5.933%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022, our investment portfolio must experience an annual return of at least 3.88% to cover annual interest payments on our outstanding indebtedness.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.
The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and its stockholders.
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
We have elected to be treated, and intend to qualify annually, as a RIC under the Code, which generally allows us to avoid being subject to corporate-level U.S. federal income tax. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
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
If we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
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
Because any original issue discount or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or additional equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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
There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders.
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
However, if designated by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and original issue discount on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Since shares of our common stock are subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Risks Relating to Our Investments
Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
Certain of the Company’s portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Company’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments.

Any decreases in the fair value of the Company’s investments could result in future realized or unrealized losses and therefore reduce the Company’s net assets resulting from operations
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board, which has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.

The Adviser conducts the valuation of such investments, upon which our net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs,the pricing indicated by the external event is used to corroborate a valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We generally do not expect to control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board (or its valuation designee pursuant to Rule 2a-5 under the 1940 Act). Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. Following the implementation period, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
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
The COVID-19 pandemic has resulted in adverse consequences for us and our portfolio companies. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. While these developments have had adverse consequences for our portfolio companies, the adverse effects of the COVID-19 pandemic on our operations and the operations of Barings, including with respect to us, have been reduced since the height of the pandemic. Barings continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. In addition, Barings’ cybersecurity policies are applied consistently when working remotely or in the office. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our and our portfolio companies’ business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and the consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
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
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our debt and equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.
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
Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shares of our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the shares of common stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of our common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of our common stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of our common stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of February 23, 2023, there were 470 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the year ended December 31, 2022:

	Year Ended December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.10	100%	$1.83	100%
Total reported on IRS Form 1099-DIV	$2.10	100%	$1.83	100%
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
The below table sets forth the total shares of our common stock issued and aggregate purchase price related to drawdown notices delivered pursuant to the Subscription Agreements during the year ended December 31, 2022, including shares sold to an affiliate:

	For the year ended December 31, 2022
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
March 24, 2022	5,109,544	$113,891	(1)
Total	5,109,544	$113,891
(1)Includes 44,863.18 shares issued at an aggregate offering price of $1.0 million to C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and includes 852,400.18 shares issued at an aggregate offering price of $19.0 million to MassMutual.
We had 27,795,215 shares of common stock outstanding as of February 23, 2023. As of February 23, 2023, we have received capital commitments totaling $568.7 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2022.
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
Our primary investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk. The hold size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum.
As of December 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.0% and 7.0%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.8% and 7.0% as of December 31, 2022 and December 31, 2021, respectively.
Portfolio Composition
The total value of our investment portfolio was $1,233.4 million as of December 31, 2022, as compared to $865.1 million as of December 31, 2021. As of December 31, 2022 we had investments in 228 portfolio companies with an aggregate cost of $1,261.6 million. As of December 31, 2021, we had investments in 151 portfolio companies with an aggregate cost of $854.6 million. As of both December 31, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75%
Subordinated debt and 2nd lien notes	127,970	10	123,244	10
Structured products	32,015	3	28,321	2
Equity shares	94,592	8	113,666	9
Equity warrants	70	—	476	—
Investments in joint ventures	55,971	4	47,479	4
	$1,261,603	100%	$1,233,405	100%
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72%
Subordinated debt and 2nd lien notes	91,067	11	92,297	11
Structured products	29,477	3	30,900	3
Equity shares	56,431	7	59,601	7
Equity warrants	68	—	163	—
Investments in joint ventures	58,689	7	61,253	7
	$854,643	100%	$865,142	100%
Investment Activity
During the year ended December 31, 2022, we made new investments totaling $495.6 million, made investments in existing portfolio companies totaling $83.9 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million. We had 13 loans repaid at par totaling $46.5 million and received $71.6 million of portfolio company principal payments and sales proceeds, recognizing a net realized loss on these transactions of $4.3 million. In addition, we sold $44.9 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $2.4 million. Lastly, we received $13.5 million of return of capital from one of our joint ventures.
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
Total portfolio investment activity for the year ended December 31, 2022 and December 31, 2021 was as follows:

December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	495,315	39,565	7,533	37,072	2	10,831	590,318
Proceeds from sales of investments	(92,700)	(2,958)	(2,792)	—	—	(13,549)	(111,999)
Loan origination fees received	(10,074)	(708)	—	—	—	—	(10,782)
Principal repayments received	(61,406)	(899)	(2,217)	—	—	—	(64,522)
Payment-in-kind interest/dividends	2,355	1,492	—	1,089	—	—	4,936
Accretion of loan premium/discount	1,243	179	14	—	—	—	1,436
Accretion of deferred loan origination revenue	4,050	223	—	—	—	—	4,273
Realized gain (loss)	(6,710)	8	—	—	—	—	(6,702)
Unrealized appreciation (depreciation)	(32,782)	(5,955)	(5,117)	15,904	311	(11,056)	(38,695)
Fair value, end of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405

December 31, 2021 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Short-term Investments	Total
Fair value of portfolio, beginning of period	$164,239	$9,022	$10,383	$207	$112	$—	$31,100	$215,063
New investments	703,553	96,116	21,960	56,393	—	58,689	187,908	1,124,619
Proceeds from sales of investments	(178,434)	(3,889)	—	(367)	—	—	(219,007)	(401,697)
Loan origination fees received	(17,557)	(2,755)	—	—	—	—	—	(20,312)
Principal repayments received	(52,006)	(7,688)	(2,258)	—	—	—	—	(61,952)
Payment-in-kind interest	1,768	—	—	—	—	—	—	1,768
Accretion of loan discounts	1,579	185	1	—	—	—	—	1,765
Accretion of deferred loan origination revenue	2,281	138	—	—	—	—	—	2,419
Realized gain (loss)	(1,085)	(4)	—	185	—	—	(1)	(905)
Unrealized appreciation (depreciation)	(3,409)	1,172	814	3,182	51	2,564	—	4,374
Fair value, end of period	$620,929	$92,297	$30,900	$59,600	$163	$61,253	$—	$865,142
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2022, we had one portfolio company with investments on non-accrual, the fair value of which was $6.5 million, which comprised 0.5% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.4% of the total cost of our portfolio. As of December 31, 2021, we had no non-accrual assets.
A summary of our non-accrual asset as of December 31, 2022 is provided below:
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of December 31, 2022, the cost of our debt investment in Core Scientific was $17.4 million and the fair value of such investment was $6.5 million
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2022 and December 31, 2021.
Results of Operations
Comparison of the years ended December 31, 2022 and December 31, 2021
Operating results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Total investment income	$99,498	$41,143
Total operating expenses	36,026	16,464
Net investment income before taxes	63,472	24,679
Income taxes, including excise tax expense	463	231
Net investment income after taxes	63,009	24,448
Net realized gains (losses)	14,385	(2,595)
Net unrealized appreciation (depreciation)	(43,490)	11,884
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency borrowings	(29,105)	9,289
Loss on extinguishment of debt	(181)	(154)
Net increase in net assets resulting from operations	$33,723	$33,583
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
($ in thousands)	2022	2021
Total interest income	$75,237	$31,222
Total dividend income	13,594	4,797
Total fee and other income	6,488	3,349
Total payment-in-kind interest income	4,167	1,775
Interest income from cash	12	—
Total investment income	$99,498	$41,143
The change in total investment income for the year ended December 31, 2022 as compared to the year ended December 31, 2021, was primarily due to an increase in the average size of our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, increased dividends from portfolio companies and joint venture investments, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The increase in the average size of our portfolio was largely due to increased middle-market investment and special situation investment opportunities. The amount of our outstanding debt investments was $1,123.6 million as of December 31, 2022, as compared to $756.4 million as of December 31, 2021. The weighted average yield on the principal amount of our outstanding debt investments was 10.0% as of December 31, 2022, as compared to 7.0% as of December 31, 2021. For the year ended December 31, 2022, dividends from portfolio companies and joint venture investments were $13.6 million as compared to $4.8 million for the year ended December 31, 2021. For the year ended December 31, 2022, acceleration of unamortized OID income and unamortized loan origination fees totaled $1.7 million, as compared to $1.4 million for the year ended December 31, 2021. For the year ended December 31, 2022, PIK interest income was $4.2 million, as compared to $1.8 million for the year ended December 31, 2021.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2022	2021
Interest and other financing fees	$26,152	$8,026
Base management fee	1,637	720
Incentive management fees	4,766	4,948
Offering costs	—	136
Professional fees	940	991
Directors fees	255	255
Custody and administrative fees	693	400
Other general and administrative expenses	1,583	988
Total operating expenses	$36,026	$16,464
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2022 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and an increase in the weighted average interest rate on the ING Credit Facility. Interest and other financing fees during the year ended December 31, 2021 were attributable to borrowings under the September 2020 Subscription Facility (as defined below under “Financial Condition, Liquidity and Capital Resources”) and the ING Credit Facility. The weighted average interest on the ING Credit Facility was 6.1% as of December 31, 2022, as compared to 2.3% as of December 31, 2021.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2022 and December 31, 2021, the amount of base management fee incurred was $1.6 million and $0.7 million, respectively.

Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an Income-Based Fee based on pre-incentive fee net investment income and (ii) a Capital Gains Fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains. The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2022, the amount of Income-Based Fee incurred was $6.8 million and we reduced the Capital Gains Fee accrual by $2.1 million. For the year ended December 31, 2021, the amount of Income-Based Fee incurred was $3.7 million and we accrued $1.2 million for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
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
For the years ended December 31, 2022 and December 31, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was $1.3 million and $0.8 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include D&O insurance costs and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Non-Control / Non-Affiliate investments	$(6,741)	$(905)
Affiliate investments	39	—
Net realized gains (losses) on investments	(6,702)	(905)
Foreign currency transactions	21,087	(1,690)
Net realized gains (losses)	$14,385	$(2,595)

For the year ended December 31, 2022, we recognized a net realized gain totaling $14.4 million, which consisted primarily of a net gain on foreign currency transactions of $21.1 million and a net loss on our loan portfolio of $6.7 million. For the year ended December 31, 2021, we recognized a net realized loss totaling $2.6 million, which consisted primarily of a net loss on our loan portfolio of $0.9 million and a net loss on foreign currency transactions of $1.7 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Non-Control / Non-Affiliate investments	$(47,190)	$239
Affiliate investments	8,117	4,136
Net unrealized appreciation (depreciation) on investments	(39,073)	4,375
Foreign currency transactions	(4,417)	7,509
Net unrealized appreciation (depreciation)	$(43,490)	$11,884

For the year ended December 31, 2022, we recorded net unrealized depreciation totaling $43.5 million, consisting of net unrealized depreciation on our current portfolio of $43.4 million, deferred tax liability of $0.4 million and net unrealized depreciation related to foreign currency transactions of $4.4 million, partially offset by net unrealized appreciation reclassification adjustments of $4.7 million related to realized gains and losses recognized during the year. The net unrealized depreciation on the Company’s current portfolio of $43.4 million was driven primarily by broad market moves for investments of $39.4 million and the impact of foreign currency exchange rates on investments of $13.3 million, partially offset by the credit or fundamental performance of investments of $9.3 million.
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
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the ING Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Consolidated Financial Statements.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 190.0% as of December 31, 2022.
Cash Flows
For the year ended December 31, 2022, we experienced a net increase in cash in the amount of $15.8 million. During that period, our operating activities used $299.7 million in cash, consisting primarily of purchases of portfolio investments of $590.9 million, partially offset by proceeds from sales of investments totaling $216.1 million. In addition, our financing activities provided net cash of $315.5 million, consisting primarily of net proceeds from the issuance of the February 2027 Notes of $99.7 million, net borrowings under the ING Credit Facility totaling $198.6 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility totaling $66.4 million and dividends paid in the amount of $30.3 million. At December 31, 2022, we had $60.9 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of December 31, 2022, we were in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2022, we had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 6.571% (with Term SOFR borrowings subject to one month SOFR of 4.321%), borrowings denominated in British pounds sterling of £33.2 million ($39.9 million U.S. dollars) with an interest rate of 5.110% (one month SONIA of 2.960%), borrowings denominated in Euros of €63.5 million ($67.8 million U.S. dollars) with an interest rate of 3.772% (one month EURIBOR of 1.622%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.400% (one month AUD Screen Rate of 3.250%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statement of Operations.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2022, we were in compliance with all covenants under the February 2022 NPA.
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
As of December 31, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 205% of our total net assets, as compared to approximately 178% of our total net assets as of December 31, 2021.
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
Valuation Inputs
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
Fee income for the years ended December 31, 2022 and 2021, and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 was as follows:

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$3,161	$1,458	$86
Management, valuation and other fees	1,142	497	40
Total Recurring Fee Income	4,303	1,955	126
Non-Recurring Fee Income:
Prepayment fees	446	73	—
Acceleration of unamortized loan origination fees	1,112	961	8
Advisory, loan amendment and other fees	627	360	135
Total Non-Recurring Fee Income	2,185	1,394	143
Total Fee Income	$6,488	$3,349	$269
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
Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The fair value of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; global pandemics; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, NIBOR, BBSY, CDOR, SONIA, BKBM, SARON and SOFR. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2022, we were not a party to any interest rate hedging arrangements.
In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023.
Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
As of December 31, 2022, approximately $987.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are either LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our December 31, 2022 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$29,623	$17,443	$12,180
Up 200 basis points	19,748	11,629	8,119
Up 100 basis points	9,874	5,814	4,060
Down 25 basis points	(2,469)	(1,454)	(1,015)
Down 50 basis points	(4,937)	(2,907)	(2,030)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of December 31, 2022, we had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 6.571% (with Term SOFR borrowings subject to one month SOFR of 4.321%), borrowings denominated in British pounds sterling of £33.2 million ($39.9 million U.S. dollars) with an interest rate of 5.110% (one month SONIA of 2.960%), borrowings denominated in Euros of €63.5 million ($67.8 million U.S. dollars) with an interest rate of 3.772% (one month EURIBOR of 1.622%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.400% (one month AUD Screen Rate of 3.250%).

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2022 was as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Accurus Aerospace Corporation (1)(2)	Revolver	$461
Amtech LLC(1)	Delayed Draw Term Loan	909
Amtech LLC(1)	Revolver	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	354
Aquavista Watersides 2 LTD(1)(4)	Capex / Acquisition Facility	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,900
Argus Bidco Limited(1)(4)	CAF Term Loan	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	84
ASC Communications, LLC(2)	Revolver	659
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	683
ATL II MRO Holdings Inc.(1)(2)	Revolver	1,250
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	976
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641
Azalea Buyer, Inc.(1)	Revolver	321
Bariacum S.A(1)(3)	Acquisition Facility	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	3,189
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	122
BrightSign LLC(1)(2)	Revolver	715
CAi Software, LLC(1)(2)	Revolver	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653
Comply365, LLC(1)	Revolver	472
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	177
DataServ Integrations, LLC(1)(2)	Revolver	481
DecksDirect, LLC(1)	Revolver	218
DISA Holdings Corp.(1)(2)	Delayed Draw Term Loan	912
DISA Holdings Corp.(1)(2)	Revolver	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845
Eclipse Business Capital, LLC(1)	Revolver	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
EMI Porta Holdco LLC(1)(2)	Revolver	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,923
eShipping, LLC(1)	Revolver	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640
Express Wash Acquisition Company, LLC(1)	Revolver	77
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	240
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925
FragilePak LLC(1)	Delayed Draw Term Loan	3,779
GB Eagle Buyer, Inc .(1)(2)	Revolver	1,935
Global Academic Group Limited(1)(7)	Term Loan	301
GPZN II GmbH(1)(2)(3)	CAF Term Loan	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	255
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	441
Gusto Aus BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	223
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	555
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023
HTI Technology & Industries(1)(2)	Revolver	682
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	834
INOS 19-090 GmbH(1)(3)	Acquisition Facility	1,235
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	744
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103
ITI Intermodal, Inc.(1)	Revolver	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	422
Jaguar Merger Sub Inc.(1)	Revolver	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	428
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,250
LeadsOnline, LLC(1)	Revolver	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	530
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Marshall Excelsior Co.(1)	Revolver	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	311
Mercell Holding AS(1)(8)	Capex Acquisition Facility	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	335
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	553
Narda Acquisitionco., Inc.(1)(2)	Revolver	615
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	810
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	463
OA Buyer, Inc.(1)	Revolver	1,331
OAC Holdings I Corp(1)	Revolver	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187
Polara Enterprises, L.L.C.(1)	Revolver	273
Premium Invest(1)(3)	Delayed Draw Term Loan	3,629
ProfitOptics, LLC(1)	Revolver	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	727
Questel Unite(1)(2)(3)	Incremental Term Loan	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,311
R1 Holdings, LLC(1)	Revolver	801
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,309
Randys Holdings, Inc.(1)(2)	Revolver	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	735
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,104
Royal Buyer, LLC(1)	Revolver	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	2,076
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416
Scaled Agile, Inc.(1)	Revolver	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,135
Scout Bidco B.V.(1)(3)	Revolver	515
Sereni Capital NV(1)(3)	Term Loan	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176
Smartling, Inc.(1)(2)	Revolver	588
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	2,255
Solo Buyer, L.P.(1)(2)	Revolver	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	3,750

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Spatial Business Systems LLC(1)(2)	Revolver	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,683
Superjet Buyer, LLC(1)	Revolver	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142
Syntax Systems Ltd(1)(2)	Revolver	199
Tank Holding Corp.(1)(2)	Revolver	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,088
Techone B.V.(1)(2)(3)	Revolver	61
Tencarva Machinery Company, LLC(1)	Revolver	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,413
Trader Corporation(1)(2)(6)	Revolver	173
TSYL Corporate Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,681
TSYL Corporate Buyer, Inc.(1)(2)	Revolver	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,170
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,060
Waccamaw River LLC(2)	Joint Venture	2,480
Woodland Foods, LLC(1)(2)	Line of Credit	213
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	1,165
WWEC Holdings III Corp(1)(2)	Revolver	512
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,372
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	676
ZB Holdco LLC(1)	Revolver	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,258
Total unused commitments to extend financing		$143,252
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

Recent Developments
Subsequent to December 31, 2022, we made approximately $71.0 million of new commitments, of which $57.0 million closed and funded. The $57.0 million of investments consists of $11.1 million of first lien senior secured debt investments, $0.9 million of equity investments and a $45.0 million preferred equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, litigation finance loans to mass tort law firms. The weighted average yield of the debt investments was 10.4%. In addition, we funded $2.5 million of previously committed revolvers and delayed draw term loans.
On February 23, 2023, the Board declared a quarterly distribution of $0.60 per share payable on March 15, 2023 to holders of record as of March 8, 2023.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
See the section entitled “Quantitative and Qualitative Disclosures About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of Part II of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 8.  Financial Statements and Supplementary Data.
See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
On February 23, 2023, the Board appointed Gerald Cummins to serve as Chief Compliance Officer of the Company, effective as of February 23, 2023, to replace Christopher DeFrancis, who was serving as interim Chief Compliance Officer of the Company.
Mr. Cummins serves as the Company’s Chief Compliance Officer and is a Director at ACA Group (“ACA”). Mr. Cummins also serves as the chief compliance officer for an internally managed business development company and a fund complex with affiliated registered entities that manage two structured credit private funds, an exchange listed business development company and an exchange listed structured credit closed-end fund. He also provides compliance program monitoring and testing support to advisers and registered funds who primarily invest in private equity and private credit. Mr. Cummins has supported registered advisers and registered funds as an outsourced chief compliance officer since 2015. Prior to working as an outsourced chief compliance officer, Mr. Cummins was a consultant for Barclays Capital Inc., where he participated in numerous compliance projects on pricing and valuation. Prior to that, he was the Chief Operating Officer and Chief Compliance Officer for BroadArch Capital and the Chief Financial Officer and Chief Operating Officer to its predecessor New Castle Funds, a long-short equity asset manager with over $1 billion in AUM. Mr. Cummins also spent 25 years at Bear Stearns Asset Management (“BSAM”), an asset manager with over $25 billion in AUM, where he was a Managing Director and held senior compliance, controller and operations risk positions. Mr. Cummins served as a member of the risk, best execution and valuation committees that oversaw 25 hedge and private equity funds. At BSAM, he also served as the head of the hedge fund business controllers unit, and participated in the structuring and launch of numerous hedge funds and fund of funds across multiple equity, fixed income and derivatives strategies. Mr. Cummins holds a B.A. in Mathematics from Fordham University.
There is no arrangement or understanding between Mr. Cummins and any other person pursuant to which he was appointed as Chief Compliance Officer. Further, with regard to Mr. Cummins, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
On February 23, 2023, the Board appointed Ashlee Steinnerd as Chief Legal Officer of the Company, effective immediately, to replace Jill Dinerman. Ms. Dinerman will continue to serve as Global Head of Legal at Barings LLC.
Ms. Steinnerd, 41, is the Head of Regulatory at Barings LLC. Ms. Steinnerd also serves as Chief Legal Officer of Barings BDC, Inc., Barings Private Credit Corporation, Barings Global Short Duration High Yield Fund, Barings Corporate Investors, Barings Private Equity Opportunities and Commitments Fund, and Barings Participation Investors. Ms. Steinnerd has been a member of the Barings LLC legal team since 2019, advising Barings LLC on a variety of regulatory issues. Prior to joining Barings LLC, Ms. Steinnerd was Senior Counsel in the SEC’s Office of the Investor Advocate. Ms. Steinnerd held several roles during her tenure at the Securities and Exchange Commission between 2011 and 2019. Ms. Steinnerd holds a B.S. in Applied International Finance and Applied International Economics from the American University of Paris, France and a J.D. from Rutgers School of Law.
There is no arrangement or understanding between Ms. Steinnerd and any other person pursuant to which she was appointed as Chief Legal Officer. Further, with regard to Ms. Steinnerd, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Barings Capital Investment Corporation Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-2
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-3
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-6
Consolidated Schedule of Investments as of December 31, 2022	F-7
Consolidated Schedule of Investments as of December 31, 2021	F-28
Notes to Consolidated Financial Statements	F-42
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

10.18
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 29, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent. (Filed as Exhibit 10.18 Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 and incorporated herein by reference).^

10.19
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated February 22, 2022 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on March 1, 2022 and incorporated herein by reference).^

10.20
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated April 25, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on April 29, 2022 and incorporated herein by reference).^

10.21
Incremental Commitment Agreement, dated as of October 13, 2022, among the Company, the subsidiary guarantor party thereto, the lenders party thereto, and ING Capital LLC, as administrative agent and issuing bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on October 17, 2022 and incorporated herein by reference).

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

99.1
Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s) (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 814-01348), filed with the SEC on February 23, 2022 and incorporated herein by reference).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2023

BARINGS CAPITAL INVESTMENT CORPORATION

By:	/s/ Ian Fowler
Name: Ian Fowler
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Fowler	Chief Executive Officer and President (Principal Executive Officer)	February 23, 2023
Ian Fowler

/s/ Jonathan A. Landsberg	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Jonathan A. Landsberg

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	February 23, 2023
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 23, 2023
Eric Lloyd

/s/ Bernard A. Harris, Jr.	Director	February 23, 2023
Bernard A. Harris, Jr.

/s/ Mark F. Mulhern	Director	February 23, 2023
Mark F. Mulhern

/s/ David Mihalick	Director	February 23, 2023
David Mihalick

/s/ Thomas W. Okel	Director	February 23, 2023
Thomas W. Okel

/s/ Jill Olmstead	Director	February 23, 2023
Jill Olmstead

/s/ John A. Switzer	Director	February 23, 2023
John A. Switzer

Barings Capital Investment Corporation
Index to Financial Statements and Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-2
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-3
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020	F-6
Consolidated Schedule of Investments as of December 31, 2022	F-7
Consolidated Schedule of Investments as of December 31, 2021	F-28
Notes to Consolidated Financial Statements	F-42

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Capital Investment Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Capital Investment Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two‑year period ended December 31, 2022 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two‑year period ended December 31, 2022 and for the period from July 13, 2020 to December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies or agent banks or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2023

Barings Capital Investment Corporation
Consolidated Balance Sheet
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,154,788 and $748,498 as of December 31, 2022 and 2021, respectively)	$1,114,337	$754,861
Affiliate investments (cost of $106,815 and $106,145 as of December 31, 2022 and 2021, respectively)	119,068	110,281
Total investments at fair value	1,233,405	865,142
Cash	43,671	41,951
Foreign currencies (cost of $16,897 and $3,072 as of December 31, 2022 and 2021, respectively)	17,180	3,098
Interest and fees receivable	19,338	11,876
Prepaid expenses and other assets	93	69
Derivative assets	1,202	571
Deferred financing fees	3,191	3,338
Receivable from unsettled transactions	1,188	40,994
Total assets	$1,319,268	$967,039
Liabilities:
Accounts payable and accrued liabilities	$1,463	$854
Interest payable	2,884	515
Administrative fees payable	255	200
Base management fees payable	445	285
Incentive management fees payable	764	3,570
Derivative liabilities	12,622	537
Payable from unsettled transactions	17,584	18,141
Borrowings under subscription and credit facilities	581,436	458,109
Notes payable (net of deferred financing fees)	99,716	—
Total liabilities	717,169	482,211
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 27,795,215 and 21,614,872 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	28	22
Additional paid-in capital	603,002	465,631
Total distributable earnings (loss)	(931)	19,175
Total net assets	602,099	484,828
Total liabilities and net assets	$1,319,268	$967,039
Net asset value per share	$21.66	$22.43

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2022	December 31, 2021	December 31, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$74,848	$31,123	$3,339
Affiliate investments	389	92	—
Short-term investments	—	7	19
Total interest income	75,237	31,222	3,358
Dividend income:
Non-Control / Non-Affiliate investments	1,484	126	—
Affiliate investments	12,110	4,671	—
Total dividend income	13,594	4,797	—
Fee and other income:
Non-Control / Non-Affiliate investments	6,468	3,329	269
Affiliate investments	20	20	—
Total fee and other income	6,488	3,349	269
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	4,167	1,775	312
Total payment-in-kind interest income	4,167	1,775	312
Interest income from cash	12	—	—
Total investment income	99,498	41,143	3,939
Operating expenses:
Interest and other financing fees	26,152	8,026	559
Base management fee (Note 2)	1,637	720	83
Incentive management fees (Note 2)	4,766	4,948	1,080
Offering costs	—	136	137
Professional fees	940	991	402
Directors fees	255	255	135
Custody and administrative fees	693	400	121
Other general and administrative expenses (Note 2)	1,583	988	97
Total operating expenses	36,026	16,464	2,614
Net investment income before taxes	63,472	24,679	1,325
Income taxes, including excise tax expense	463	231	173
Net investment income after taxes	63,009	24,448	1,152

Barings Capital Investment Corporation Consolidated Statement of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2022	December 31, 2021	December 31, 2020
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(6,741)	(905)	2,006
Affiliate investments	39	—	—
Net realized gains (losses) on investments	(6,702)	(905)	2,006
Foreign currency transactions	21,087	(1,690)	537
Net realized gains (losses)	14,385	(2,595)	2,543
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(47,190)	239	6,124
Affiliate investments	8,117	4,136	—
Net unrealized appreciation (depreciation) on investments	(39,073)	4,375	6,124
Foreign currency transactions	(4,417)	7,509	(2,147)
Net unrealized appreciation (depreciation)	(43,490)	11,884	3,977
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(29,105)	9,289	6,520
Loss on extinguishment of debt	(181)	(154)	—
Net increase in net assets resulting from operations	$33,723	$33,583	$7,672
Net investment income per share — basic and diluted	$2.43	$2.06	$0.25
Net increase in net assets resulting from operations per share — basic and diluted	$1.30	$2.83	$1.68
Dividends / distributions per share:
Total dividends / distributions	$2.10	$1.83	$—
Weighted average shares outstanding — basic and diluted	25,979,365	11,863,843	4,558,929

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, July 13, 2020(1)	—	$—	$—	$(281)	$(281)
Net investment income	—	—	—	1,152	1,152
Net realized gain on investments / foreign currency transactions	—	—	—	2,543	2,543
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,977	3,977
Return of capital and other tax related adjustments	—	—	(340)	340	—
Issuance of common stock	4,976,474	5	99,995	—	100,000
Balance, December 31, 2020	4,976,474	$5	$99,655	$7,731	$107,391
Net investment income	—	—	—	24,448	24,448
Net realized loss on investments / foreign currency transactions	—	—	—	(2,595)	(2,595)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	11,884	11,884
Loss on extinguishment of debt	—	—	—	(154)	(154)
Return of capital and other tax related adjustments	—	—	(373)	373	—
Issuance of common stock	16,112,694	16	354,751	—	354,767
Distributions declared from earnings and dividends reinvested	525,704	1	11,598	(22,512)	(10,913)
Balance, December 31, 2021	21,614,872	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	63,009	63,009
Net realized gain on investments / foreign currency transactions	—	—	—	14,385	14,385
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(43,490)	(43,490)
Loss on extinguishment of debt	—	—	—	(181)	(181)
Return of capital and other tax related adjustments	—	—	(472)	472	—
Issuance of common stock	5,109,544	5	113,886	—	113,891
Dividends/distributions	1,070,799	1	23,957	(54,301)	(30,343)
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099

(1)The beginning balance of $(281) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,723	$33,583	$7,672
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(590,874)	(920,174)	(228,683)
Repayments received / sales of portfolio investments	216,060	206,532	49,152
Purchases of short-term investments	—	(187,908)	(167,418)
Sales of short-term investments	—	219,008	136,305
Loan origination and other fees received	10,782	20,312	3,483
Net realized (gain) loss on investments	6,702	905	(2,006)
Net realized (gain) loss on foreign currency transactions	(21,087)	1,690	(538)
Net unrealized (appreciation) depreciation on investments	39,073	(4,375)	(6,124)
Net unrealized (appreciation) depreciation on foreign currency transactions	4,417	(7,509)	2,147
Payment-in-kind interest / dividends	(5,340)	(1,774)	(305)
Amortization of deferred financing fees	987	1,103	148
Loss on extinguishment of debt	181	154	—
Amortization of offering costs	—	136	137
Accretion of loan origination and other fees	(4,273)	(2,419)	(94)
Amortization / accretion of purchased loan premium / discount	(1,436)	(1,766)	(546)
Payments for derivative contracts	(2,296)	(2,280)	—
Proceeds from derivative contracts	18,384	2,199	344
Changes in operating assets and liabilities:
Interest and fees receivable	(4,656)	(11,388)	(1,538)
Prepaid expenses and other assets	(23)	(4)	(94)
Accounts payable and accrued liabilities	(2,361)	3,459	925
Interest payable	2,368	482	32
Net cash used in operating activities	(299,669)	(650,034)	(207,001)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	213,607	461,878	114,569
Repayments of subscription and credit facilities	(80,381)	(113,473)	—
Proceeds from notes	100,000	—	—
Financing fees paid	(1,303)	(3,682)	(1,062)
Issuance of common stock	113,891	354,767	100,000
Cash dividends / distributions paid	(30,343)	(10,913)	—
Net cash provided by financing activities	315,471	688,577	213,507
Net increase in cash and foreign currencies	15,802	38,543	6,506
Cash and foreign currencies, beginning of year	45,049	6,506	—
Cash and foreign currencies, end of year	$60,851	$45,049	$6,506
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,347	$5,631	$305
Summary of non-cash financing transactions:
Excise taxes paid during the period	$210	$180	$—
Dividends/distributions paid through DRIP share issuances	$23,958	$11,599	$—
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$7,500	1.2%	(3) (6)
						7,500	7,500	7,500

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	2,702	0.4%	(6) (30)
		Class B Convertible Preferred Equity (1,666 shares)	N/A	12/22	N/A		1,666	1,666	0.3%	(6) (30)
							4,166	4,368

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	07/27	1,941	1,898	1,891	0.3%	(3) (6) (7) (10)
						1,941	1,898	1,891

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	8,888	8,768	8,746	1.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	461	449	446	0.1%	(6) (7) (9)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	174	—%	(6) (30)
						9,349	9,392	9,366

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	03/22	10/26	3,095	3,120	2,919	0.5%	(3) (6) (7) (13)
						3,095	3,120	2,919

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 9.25%, 14.0% Cash	08/21	10/27	5,500	5,184	4,180	0.7%	(3) (6) (7) (9)
						5,500	5,184	4,180

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	232	—%	(6) (30)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	60	—%	(6) (30)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (30)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (30)
							126	292

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,613	1,613	1,606	0.3%
						1,613	1,613	1,606

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	07/27	17,792	17,512	17,581	2.9%	(6) (7) (9)
						17,792	17,512	17,581

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	04/21	04/29	4,849	4,758	4,665	0.8%	(6) (7) (9)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	370	0.1%	(6) (30)
						4,849	4,920	5,035

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.3% Cash	05/21	05/29	18,156	17,692	16,704	2.8%	(7) (8)
						18,156	17,692	16,704

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 6.8% Cash, 9.0% PIK	09/22	09/28	2,392	2,225	2,145	0.4%	(3) (6) (9)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	560	0.1%	(3) (6) (30)
		Warrants (190,193 units)	N/A	09/22	N/A		2	213	—%	(3) (6) (30)
						2,392	2,747	2,918

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	$1,350	$1,313	$1,322	0.2%	(6) (7) (8)
		Revolver	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	45	42	43	—%	(6) (7) (8)
						1,395	1,355	1,365

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Bond	10.0% Cash, 5.0% PIK	08/20	08/25	6,050	5,757	5,747	1.0%
						6,050	5,757	5,747

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	11/21	12/28	874	919	856	0.1%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	11/28	3,209	3,239	3,142	0.5%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	12/28	1,101	1,178	1,078	0.2%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	04/22	10/28	2,682	2,682	2,626	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	11/21	12/28	614	614	601	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	06/22	10/28	476	476	466	0.1%	(3) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 7.7% Cash	04/22	10/23	—	(2)	(3)	—%	(3) (6) (7) (12)
						8,956	9,106	8,766

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	07/22	07/29	2,101	1,952	2,044	0.3%	(3) (6) (7) (12)
						2,101	1,952	2,044

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.3% Cash	04/22	03/30	943	1,022	929	0.2%	(3) (6) (7) (20)
						943	1,022	929

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	09/21	09/27	3,335	3,585	3,335	0.6%	(3) (6) (7) (11)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	76	—%	(3) (6) (30)
		Common Stock (32 shares)	N/A	09/21	N/A		8	5	—%	(3) (6) (30)
						3,335	3,672	3,416

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	02/21	03/28	2,478	2,778	2,391	0.4%	(3) (6) (7) (19)
						2,478	2,778	2,391

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	03/21	03/29	21,000	20,557	20,097	3.3%	(6) (7) (9)
						21,000	20,557	20,097

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	1,605	1,737	1,575	0.3%	(3) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/24	75	52	59	—%	(3) (6) (7) (19)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	450	484	441	0.1%	(3) (6) (7) (19)
						2,130	2,273	2,075

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	3,074	2,793	2,969	0.5%	(3) (6) (7) (12)
						3,074	2,793	2,969

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	10/20	10/27	7,684	8,525	7,522	1.2%	(3) (6) (7) (12)
						7,684	8,525	7,522

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	$793	$751	$774	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR+ 5.75%, 10.3% Cash	07/22	07/29	65	63	63	—%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	07/22	07/29	799	757	768	0.1%	(3) (6) (7) (18)
		Subordinated Term Loan	10.5% PIK	07/22	07/29	250	240	244	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		26	25	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		26	25	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (30)
						1,907	1,863	1,899

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/22	07/27	12,846	12,645	12,646	2.1%	(6) (7) (14)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	375	0.1%	(6) (30)
						12,846	12,971	13,021

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.3% Cash	05/21	08/29	7,511	7,449	6,522	1.1%	(7) (9)
						7,511	7,449	6,522

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.4% Cash	11/21	11/28	1,537	1,648	1,477	0.2%	(3) (6) (7) (18)
						1,537	1,648	1,477

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/22	11/28	6,250	6,097	6,094	1.0%	(6) (7) (16)
		Revolver	SOFR + 6.00%, 10.4% Cash	11/22	11/28	—	(31)	(31)	—%	(6) (7) (16)
						6,250	6,066	6,063

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 7.7% Cash	11/21	11/27	1,802	1,820	1,730	0.3%	(3) (6) (7) (22)
						1,802	1,820	1,730

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	3,984	3,921	4,070	0.7%
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.7% Cash, 1.0% PIK	08/20	10/26	248	233	228	—%	(7) (8)
						4,232	4,154	4,298

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	3,040	2,978	2,993	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	—	(5)	(4)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	954	940	935	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	122	—%	(6) (30)
						3,994	4,041	4,046

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	1,814	1,867	1,772	0.3%	(3) (6) (7) (13)
						1,814	1,867	1,772

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	10/21	10/27	2,551	2,499	2,493	0.4%	(6) (7) (8)
						2,551	2,499	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	2,241	2,425	2,176	0.4%	(3) (6) (7) (13)
						2,241	2,425	2,176

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	01/21	01/28	$846	$826	$830	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.0% Cash	01/21	01/28	195	216	191	—%	(3) (6) (7) (18)
						1,041	1,042	1,021

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.2% Cash	12/22	11/29	2,105	1,971	1,959	0.3%	(3) (6) (7) (12)
						2,105	1,971	1,959

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.1% Cash	05/21	05/28	12,228	11,981	9,064	1.5%	(7) (8)
						12,228	11,981	9,064

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	08/21	08/27	6,037	5,899	5,613	0.9%	(6) (7) (8)
						6,037	5,899	5,613

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,150	2.4%
		Preferred Stock- Series C (7,309 shares)	7.0% PIK	07/22	N/A		7,230	7,365	1.2%	(6)
						13,600	20,830	21,515

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,740	0.3%	(6)
						2,000	2,000	1,740

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.5% Cash	10/21	10/28	2,241	2,308	2,190	0.4%	(3) (6) (7) (12)
						2,241	2,308	2,190

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	3,843	3,811	3,807	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	—	(6)	(7)	—%	(6) (7) (9)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	620	0.1%	(6) (30)
						3,843	4,401	4,420

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	703	703	692	0.1%
						703	703	692

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 9.3% Cash	12/20	12/27	2,168	2,375	2,115	0.3%	(3) (6) (7) (18)
						2,168	2,375	2,115

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.3% Cash	07/22	07/30	2,273	2,185	2,195	0.4%	(6) (7) (14)
		LP Units (227 units)	N/A	07/22	N/A		227	222	—%	(6) (30)
						2,273	2,412	2,417

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	06/22	06/26	5,985	5,684	5,740	1.0%	(6) (7) (12)
						5,985	5,684	5,740

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	3,757	3,691	3,659	0.6%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 10.2% Cash	07/22	12/28	1,033	1,014	1,006	0.2%	(6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	—	(12)	(18)	—%	(6) (7) (9)
						4,790	4,693	4,647

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 11.9% Cash	06/21	03/26	$1,495	$1,655	$1,410	0.2%	(3) (6) (7) (24)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	292	—%	(3) (6) (30)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30)
						1,495	2,044	1,702

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	2,159	2,130	2,134	0.3%	(3) (6) (7) (15)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	314	0.1%	(3) (6) (30)
						2,159	2,471	2,448

Carlson Travel, Inc.	Business Travel Management	First Lien Senior Secured Bond	8.5% Cash	11/21	11/26	2,898	2,696	2,449	0.4%
		Common Stock (124,051 shares)	N/A	11/21	N/A		2,345	757	0.1%	(30)
						2,898	5,041	3,206

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	3,843	3,814	3,621	0.6%	(3) (6) (7) (12)
						3,843	3,814	3,621

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	10,698	10,510	10,377	1.7%	(6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	02/28	1,599	1,551	1,551	0.3%	(6) (7) (15)
		Revolver	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	—	(29)	(49)	—%	(6) (7) (8)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	1,028	0.2%	(6) (30)
						12,297	12,583	12,907

Cineworld Group PLC	Leisure Products	Warrants (371,024 units)	N/A	07/22	N/A		68	—	—%	(3) (6) (30)
							68	—

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,754	7,764	1.3%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,230	3,027	3,018	0.5%	(6)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,364	0.9%	(6) (30)
						11,540	15,328	16,146

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	11/21	11/28	1,995	1,953	1,943	0.3%	(3) (6) (7) (9)
						1,995	1,953	1,943

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	378	371	369	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	159	—%	(6) (30)
						378	496	528

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	04/22	04/28	6,892	6,768	6,787	1.1%	(6) (7) (16)
		Revolver	SOFR + 5.75%, 10.6% Cash	04/22	04/28	83	73	75	—%	(6) (7) (16)
						6,975	6,841	6,862

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.6% Cash	10/22	10/29	994	905	969	0.2%	(3) (6) (7) (12)
						994	905	969

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	$17,399	$17,383	$6,525	1.1%	(6) (29)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	4	—%	(30)
						17,399	17,557	6,529

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	09/21	09/28	9,845	10,490	9,545	1.6%	(3) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	237	—%	(3) (6) (30)
		Class B Units (231 units)	N/A	09/21	N/A		538	601	0.1%	(3) (6) (30)
						9,845	11,276	10,383

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.7% Cash	09/20	09/27	2,005	1,953	1,989	0.3%	(3) (6) (7) (17)
						2,005	1,953	1,989

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	12/21	12/28	5,550	5,741	5,450	0.9%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	3,382	3,308	3,322	0.6%	(3) (6) (7) (15)
						8,932	9,049	8,772

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	01/21	01/27	7,961	7,832	7,897	1.3%	(6) (7) (8)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	510	0.1%	(6) (30)
						7,961	8,235	8,407

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	11/22	11/28	1,918	1,876	1,875	0.3%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.3% Cash	11/22	11/28	—	(10)	(11)	—%	(6) (7) (15)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	96	—%	(6) (30)
						1,918	1,962	1,960

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	700	688	690	0.1%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	—	(3)	(3)	—%	(6) (7) (8)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		54	49	—%	(6) (30)
						700	739	736

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	09/28	3,802	3,664	3,661	0.6%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 9.8% Cash	11/22	09/28	9	—	—	—%	(6) (7) (14)
						3,811	3,664	3,661

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	04/21	04/28	3,735	3,721	3,667	0.6%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	04/21	04/28	2,882	3,181	2,829	0.5%	(3) (6) (7) (12)
						6,617	6,902	6,496

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	09/21	09/28	3,177	3,130	3,123	0.5%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	09/21	09/28	194	177	174	—%	(3) (6) (7) (12)
						3,371	3,307	3,297

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash	06/22	06/28	1,000	986	988	0.2%	(3) (6) (7) (15)
						1,000	986	988

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	07/21	07/27	$13,630	$13,374	$13,372	2.2%	(6) (7) (9)
						13,630	13,374	13,372

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.7% Cash	11/21	11/29	7,605	7,485	7,308	1.2%	(6) (7) (9)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	508	0.1%	(6) (30)
						7,605	7,774	7,816

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	09/21	09/27	3,733	3,672	3,691	0.6%	(6) (7) (9)
						3,733	3,672	3,691

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	8,111	7,913	7,773	1.3%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	641	620	604	0.1%	(6) (7) (9)
						8,752	8,533	8,377

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.7% Cash	02/21	12/25	3,932	3,906	3,919	0.6%	(6) (7) (9)
						3,932	3,906	3,919

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	04/21	04/28	4,434	4,360	4,394	0.7%	(6) (7) (9)
						4,434	4,360	4,394

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.4% Cash	11/21	11/27	7,060	6,910	7,006	1.2%	(6) (7) (8)
		Revolver	LIBOR + 5.00%, 9.4% Cash	11/21	11/27	—	(18)	(7)	—%	(6) (7) (8)
						7,060	6,892	6,999

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	12/22	12/29	987	892	901	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.5% Cash	12/22	12/29	511	497	497	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.0% Cash	12/22	12/29	1,447	1,439	1,407	0.2%	(3) (6) (7) (18)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	352	338	342	0.1%	(3) (6)
						3,297	3,166	3,147

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.3% Cash	03/22	03/28	1,737	1,853	1,573	0.3%	(3) (6) (7) (21)
						1,737	1,853	1,573

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	07/22	07/28	4,818	4,728	4,737	0.8%	(6) (7) (14)
		Revolver	SOFR + 6.50%, 10.3% Cash	07/22	07/28	94	91	91	—%	(6) (7) (14)
						4,912	4,819	4,828

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,742	0.5%	(6)
							2,799	2,742

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/21	02/28	1,727	1,702	1,698	0.3%	(6) (7) (9)
						1,727	1,702	1,698

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	03/22	03/29	2,401	2,387	2,329	0.4%	(3) (6) (7) (13)
						2,401	2,387	2,329

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		3,823	2,947	0.6%	(6)
							3,823	2,947

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	12/20	12/26	$2,458	$2,424	$2,424	0.4%	(6) (7) (9)
						2,458	2,424	2,424

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.0% Cash	05/22	05/30	7,143	7,009	6,936	1.1%	(6) (7) (15)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	502	0.1%	(6) (30)
						7,143	7,513	7,438

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,274	8,642	1.4%
						10,000	9,274	8,642

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,281	1,288	0.2%	(3) (6) (30)
							1,281	1,288

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	04/22	04/29	1,489	1,559	1,437	0.2%	(3) (6) (7) (18)
						1,489	1,559	1,437

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	02/26	1,575	1,516	1,513	0.3%	(6) (7) (14)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	05/21	05/27	7,444	7,209	7,444	1.2%	(6) (7) (9)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	1,119	0.2%	(6) (30)
						7,444	8,098	8,563

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	765	716	852	0.1%	(6) (7) (9)
		Common Stock (33,601 shares)	N/A	11/21	N/A		56	28	—%	(30)
						765	772	880

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	08/21	08/28	14,702	14,456	14,539	2.4%	(6) (7) (8)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	29	—%	(6) (30)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	127	—%	(6) (30)
						14,702	14,563	14,695

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	12,581	12,207	12,203	2.0%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(57)	(58)	—%	(6) (7) (15)
		Partnership Units (515 units)	N/A	12/22	N/A		515	515	0.1%	(6) (30)
						12,581	12,665	12,660

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	07/22	07/27	1,668	1,668	1,625	0.3%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	07/22	07/27	2,910	2,801	2,828	0.5%	(3) (6) (7) (25)
						4,578	4,469	4,453

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	06/29	458	429	375	0.1%	(3) (6) (7) (11)
						458	429	375

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	07/22	07/29	739	672	716	0.1%	(3) (6) (7) (12)
						739	672	716

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	$625	$553	$598	0.1%	(3) (6) (7) (12)
						625	553	598

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,208	2,016	2,135	0.4%	(3) (6) (7) (22)
						2,208	2,016	2,135

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.6% Cash	09/22	09/28	626	569	598	0.1%	(3) (6) (7) (21)
						626	569	598

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	425	419	412	0.1%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	12/28	3,370	3,302	3,282	0.5%	(6)*
						3,795	3,721	3,694

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.7% Cash	10/22	10/29	4,999	4,461	4,846	0.8%	(3) (6) (7) (12)
						4,999	4,461	4,846

Hoffmaster Group Inc.	Packaging	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 8.7% Cash	07/20	11/23	2,488	2,364	2,241	0.4%	(7) (9)
						2,488	2,364	2,241

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	03/21	03/27	4,502	4,435	4,299	0.7%	(6) (7) (14)
						4,502	4,435	4,299

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/22	11/28	8,500	8,268	8,302	1.4%	(3) (6) (7) (16)
						8,500	8,268	8,302

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.7% Cash	07/22	07/25	5,769	5,680	5,682	0.9%	(6) (7) (15)
		Revolver	SOFR + 8.50%, 11.7% Cash	07/22	07/25	—	(9)	(9)	—%	(6) (7) (15)
						5,769	5,671	5,673

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	09/22	09/29	320	281	312	0.1%	(3) (6) (7) (12)
						320	281	312

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	05/21	04/28	3,415	3,755	3,306	0.5%	(3) (6) (7) (12)
						3,415	3,755	3,306

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.7% Cash	09/20	12/28	2,843	2,831	2,214	0.4%	(7) (9)
						2,843	2,831	2,214

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	2,595	2,686	2,525	0.4%	(3) (6) (7) (13)
						2,595	2,686	2,525

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	04/21	04/28	4,178	4,488	3,631	0.6%	(3) (6) (7) (13)
						4,178	4,488	3,631

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	12/20	12/27	820	901	804	0.1%	(3) (6) (7) (12)
						820	901	804

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	08/22	08/29	1,221	1,131	1,177	0.2%	(3) (6) (7) (12)
		Super Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	08/22	02/29	64	60	62	—%	(3) (6) (7) (12)
						1,285	1,191	1,239

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	10/22	10/29	$4,583	$4,044	$4,436	0.7%	(3) (6) (7) (11)
						4,583	4,044	4,436

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	714	700	703	0.1%	(6) (7) (8)
		Revolver	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	6	4	5	—%	(6) (7) (8)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		144	127	—%	(6) (30)
						720	848	835

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/21	09/24	7,652	7,571	7,617	1.3%	(6) (7) (15)
		Revolver	SOFR + 5.00%, 9.5% Cash	12/21	09/24	—	(4)	(2)	—%	(6) (7) (15)
						7,652	7,567	7,615

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,443	1,443	1,404	0.2%
						1,443	1,443	1,404

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	07/24	3,605	3,529	3,367	0.6%	(6) (7) (8)
						3,605	3,529	3,367

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	03/22	03/27	2,043	2,186	1,992	0.3%	(3) (6) (7) (25)
						2,043	2,186	1,992

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.2% Cash	02/22	02/28	2,785	2,736	2,745	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.2% Cash	02/22	02/28	—	(7)	(6)	—%	(6) (7) (8)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	115	—%	(6) (30)
						2,785	2,826	2,854

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	11/20	11/26	4,981	4,864	4,885	0.8%	(6) (7) (10)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	74	—%	(6) (30)
						4,981	4,943	4,959

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	18,910	18,598	18,689	3.1%	(6) (7) (9)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	769	0.1%	(6) (30)
						18,910	19,449	19,458

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/20	12/27	5,509	5,413	5,419	0.9%	(6) (7) (15)
						5,509	5,413	5,419

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	12/21	12/28	3,333	3,393	3,113	0.5%	(3) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,060	1,085	997	0.2%	(3) (6)
						4,393	4,478	4,110

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	10,928	10,761	10,794	1.8%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(29)	(24)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	49	—%	(6) (30)
						10,928	10,771	10,819

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	08/20	12/23	$6,289	$6,273	$6,037	1.0%	(9)
		First Lien Senior Secured Term Loan	LIBOR + 3.25%, 7.6% Cash	08/20	12/23	67	47	50	—%	(7) (8)
						6,356	6,320	6,087

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 8.8% Cash	04/22	04/25	10,000	9,924	9,923	1.6%	(6) (7) (14)
						10,000	9,924	9,923

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	01/21	12/25	3,319	3,292	3,223	0.5%	(6) (7) (9)
						3,319	3,292	3,223

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.3% Cash	04/22	09/27	4,861	4,774	4,725	0.8%	(6) (7) (8)
						4,861	4,774	4,725

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/24	356	330	341	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	1,825	1,889	1,752	0.3%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	06/27	46	42	40	—%	(3) (6) (7) (12)
						2,227	2,261	2,133

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	6,616	6,520	6,525	1.1%	(6) (7) (15)
		Revolver	Prime + 4.50%, 11.5% Cash	02/22	02/28	749	734	735	0.1%	(6) (7) (28)
						7,365	7,254	7,260

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	07/21	06/27	4,392	4,313	4,342	0.7%	(6) (7) (8)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	390	0.1%	(6) (30)
						4,392	4,686	4,732

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	02/22	10/27	3,729	4,077	3,100	0.5%	(3) (7) (18)
						3,729	4,077	3,100

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.1% Cash	08/22	08/29	1,594	1,563	1,551	0.3%	(3) (6) (7) (27)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	58	—%	(3) (6) (30)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	—	—%	(3) (6) (30)
						1,594	1,619	1,609

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	08/21	08/27	912	897	835	0.1%	(6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	54	—%	(6) (30)
						912	974	889

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.1% Cash	12/20	12/26	1,970	2,075	1,925	0.3%	(3) (6) (7) (20)
						1,970	2,075	1,925

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	11/20	11/27	1,211	1,270	1,189	0.2%	(3) (6) (7) (19)
						1,211	1,270	1,189

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.8% Cash	08/20	08/26	5,031	4,950	4,954	0.8%	(6) (7) (8)
						5,031	4,950	4,954

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	03/22	03/28	7,076	7,323	6,361	1.1%	(3) (6) (7) (22)
						7,076	7,323	6,361

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	$2,940	$2,897	$2,658	0.4%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	68	59	3	—%	(6) (7) (9)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	156	—%	(6) (30)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	—	—%	(6) (30)
						3,008	3,222	2,817

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	02/21	02/27	9,259	9,152	9,104	1.5%	(6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	02/27	5,914	5,769	5,766	1.0%	(6) (7) (14)
						15,173	14,921	14,870

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	10/21	10/28	2,486	2,715	2,433	0.4%	(3) (6) (7) (19)
		Revolver	SONIA + 5.25%, 7.4% Cash	10/21	04/23	94	104	94	—%	(3) (6) (7) (19)
						2,580	2,819	2,527

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	10/21	09/27	3,955	3,890	3,908	0.6%	(6) (7) (9)
						3,955	3,890	3,908

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	01/22	01/28	3,222	3,386	3,145	0.5%	(3) (6) (7) (22)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	01/22	01/28	3,479	3,392	3,371	0.6%	(3) (6) (7) (16)
						6,701	6,778	6,516

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	09/22	10/29	2,143	1,904	2,084	0.3%	(3) (6) (7) (12)
						2,143	1,904	2,084

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	12/21	12/28	6,583	6,466	6,481	1.1%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	12/21	12/28	—	(23)	(21)	—%	(6) (7) (8)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	226	—%	(6) (30)
						6,583	6,654	6,686

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	03/22	03/29	1,810	1,778	1,783	0.3%	(6) (7) (16)
		Revolver	SOFR + 5.00%, 10.0% Cash	03/22	03/28	382	370	371	0.1%	(6) (7) (15)
						2,192	2,148	2,154

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	06/21	06/28	6,614	7,239	6,475	1.1%	(3) (6) (7) (12)
						6,614	7,239	6,475

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	12/20	12/26	8,294	8,229	8,116	1.3%	(6) (7) (15)
						8,294	8,229	8,116

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 7.7% Cash	06/21	05/28	1,276	1,461	1,276	0.2%	(3) (6) (7) (19)
						1,276	1,461	1,276

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	06/28	354	395	342	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	06/21	06/28	597	584	577	0.1%	(3) (6) (7) (9)
						951	979	919

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.2% Cash	12/21	12/27	$2,258	$2,219	$2,190	0.4%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash	12/22	12/27	2,274	2,206	2,206	0.4%	(6) (7) (15)
		Revolver	LIBOR + 6.00%, 10.2% Cash	12/21	12/27	—	(3)	(6)	—%	(6) (7) (9)
		LP Units (60,040 units)	N/A	07/22	N/A		208	221	—%	(6) (30)
						4,532	4,630	4,611

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,924	4,430	4,628	0.8%	(6)
						4,924	4,430	4,628

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.4% Cash	08/21	08/27	12,792	12,606	12,643	2.1%	(6) (7) (9)
		Class A-2 Partnership Units (286.4 units)	N/A	08/21	N/A		86	124	—%	(6) (30)
						12,792	12,692	12,767

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	137	137	124	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	137	137	122	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	137	137	118	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	137	137	119	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	6,986	6,986	6,143	1.0%	(3) (6)
						7,534	7,534	6,626

Permaconn BidCo Pty Ltd	Tele- communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	12/21	12/27	4,884	5,037	4,795	0.8%	(3) (6) (7) (21)
						4,884	5,037	4,795

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	2,100	2,065	2,066	0.3%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	—	(4)	(4)	—%	(6) (7) (9)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	412	0.1%	(6) (30)
						2,100	2,431	2,474

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	20,779	20,298	20,299	3.4%	(6) (7) (9)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	183	—%	(6) (30)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	62	—%	(6) (30)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (30)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	18	—%	(6) (30)
						20,779	20,298	20,562

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/20	12/26	11,815	11,632	11,661	1.9%	(6) (7) (9)
						11,815	11,632	11,661

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	06/21	06/28	5,550	6,017	5,550	0.9%	(3) (6) (7) (13)
						5,550	6,017	5,550

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	08/21	07/28	3,147	3,068	3,068	0.5%	(3) (6) (7) (10)
						3,147	3,068	3,068

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	$659	$648	$650	0.1%	(6) (7) (10)
		Revolver	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	—	(3)	(3)	—%	(6) (7) (10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	69	—%	(6) (30)
						691	742	746

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	03/21	03/28	347	375	326	0.1%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.25%, 7.1% Cash	03/21	03/27	724	788	699	0.1%	(3) (6) (7) (13)
						1,071	1,163	1,025

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	872	825	829	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	05/22	05/29	866	844	842	0.1%	(3) (6) (7) (9)
						1,738	1,669	1,671

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.6% Cash	09/21	09/26	2,867	3,004	2,792	0.5%	(3) (6) (7) (20)
						2,867	3,004	2,792

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/20	12/27	2,302	2,452	2,155	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	12/20	12/27	367	363	357	0.1%	(3) (6) (7) (9)
						2,669	2,815	2,512

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	5,152	4,937	4,937	0.8%	(6) (7) (15)
		Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	236	201	201	—%	(6) (7) (15)
						5,388	5,138	5,138

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	11/22	10/28	9,928	9,545	9,531	1.6%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 10.6% Cash	11/22	10/28	220	179	178	—%	(6) (7) (15)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	400	0.1%	(6) (30)
						10,148	10,124	10,109

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.3% Cash	08/20	07/26	5,007	4,942	4,947	0.8%	(6) (7) (9)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	54	—%	(6) (30)
						5,007	5,023	5,001

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.1% Cash	11/21	11/27	7,622	7,463	7,225	1.2%	(6) (7) (9)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	304	—%	(6) (30)
						7,622	7,858	7,529

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.6% Cash	12/20	12/26	6,926	7,430	6,839	1.1%	(6) (7) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.6% Cash	06/22	12/26	2,070	2,003	2,044	0.3%	(6) (7) (11)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	12/20	12/26	1,566	1,532	1,542	0.3%	(6) (7) (9)
						10,562	10,965	10,425

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.7% Cash	04/21	04/29	1,859	1,827	1,820	0.3%	(6) (7) (9)
						1,859	1,827	1,820

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	08/21	06/28	$6,091	$6,834	$5,992	1.0%	(3) (6) (7) (19)
						6,091	6,834	5,992

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/21	12/28	2,213	2,248	2,162	0.4%	(3) (6) (7) (12)
						2,213	2,248	2,162

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/22	08/28	5,522	5,395	5,404	0.9%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.4% Cash	08/22	08/28	204	187	188	—%	(6) (7) (15)
						5,726	5,582	5,592

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	10/20	10/25	15,012	14,781	14,712	2.4%	(6) (7) (9)
						15,012	14,781	14,712

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	12/20	12/26	4,827	4,750	4,763	0.8%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	12/20	09/23	143	122	109	—%	(6) (7) (9)
		Preferred Stock (84.8 shares)	N/A	12/20	N/A		85	105	—%	(6) (30)
						4,970	4,957	4,977

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.2% Cash	06/22	07/29	1,001	868	917	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.9% Cash	06/22	07/29	417	390	406	0.1%	(3) (6) (7) (26)
						1,418	1,258	1,323

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,735	1,701	1,716	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.2% Cash	12/21	12/28	—	(6)	(3)	—%	(6) (7) (15)
						1,735	1,695	1,713

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	05/22	03/29	3,243	3,143	3,155	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 6.00%, 8.0% Cash	05/22	03/29	—	(12)	(10)	—%	(3) (6) (7) (12)
						3,243	3,131	3,145

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	11/28	358	331	348	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	490	479	479	0.1%	(3) (6) (7) (13)
						848	810	827

Serta Simmons Bedding LLC	Home Furnishings	Super Priority Second Out	LIBOR + 7.50%, 12.3% Cash	09/20	08/23	1,955	1,870	890	0.1%	(7) (9)
						1,955	1,870	890

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	01/30	17,400	16,860	16,860	2.8%	(3) (6) (7) (15)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	600	0.1%	(3) (6) (30)
						17,400	17,460	17,460

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/20	12/26	4,900	4,831	4,503	0.7%	(6) (7) (9)
						4,900	4,831	4,503

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	8,153	7,997	7,966	1.3%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	—	(10)	(12)	—%	(6) (7) (9)
						8,153	7,987	7,954

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.0% Cash	12/20	12/26	$4,567	$4,502	$4,494	0.7%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	11/22	12/26	1,932	1,894	1,893	0.3%	(6) (7) (15)
						6,499	6,396	6,387

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	3,759	3,451	3,744	0.6%	(3) (6)
						3,759	3,451	3,744

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/22	12/29	13,564	13,228	13,225	2.2%	(6) (7) (15)
		Revolver	SOFR + 6.25%, 10.4% Cash	12/22	12/28	—	(30)	(30)	—%	(6) (7) (15)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	310	0.1%	(6) (30)
						13,564	13,508	13,505

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	11/22	03/27	1,674	1,623	1,621	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.00%, 9.6% Cash	11/22	03/27	—	(3)	(4)	—%	(6) (7) (15)
						1,674	1,620	1,617

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	10/28	3,047	2,883	2,877	0.5%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 9.7% Cash	10/22	10/28	—	(17)	(18)	—%	(6) (7) (14)
						3,047	2,866	2,859

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.4% Cash	12/20	11/27	461	464	442	0.1%	(3) (6) (7) (18)
						461	464	442

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.30%, 10.7% Cash	10/21	04/27	4,640	4,583	4,597	0.8%	(3) (6) (7) (9)
						4,640	4,583	4,597

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	16,364	16,082	16,135	2.7%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	—	(24)	(20)	—%	(6) (7) (9)
						16,364	16,058	16,115

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		7,945	6,515	1.1%	(6)
							7,945	6,515

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/28	4,116	4,076	3,843	0.6%	(3) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/26	398	394	367	0.1%	(3) (6) (7) (8)
						4,514	4,470	4,210

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,008	993	978	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	28	—%	(6) (30)
						1,008	1,016	1,006

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,327	7,179	7,181	1.2%	(6) (7) (14)
		Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	109	96	96	—%	(6) (7) (14)
						7,436	7,275	7,277

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	11/22	11/29	1,632	1,486	1,557	0.3%	(3) (6) (7) (18)
						1,632	1,486	1,557

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/21	11/28	$2,905	$2,984	$2,772	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 7.9% Cash	11/21	05/28	91	89	84	—%	(3) (6) (7) (12)
						2,996	3,073	2,856

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/23	588	579	581	0.1%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	3,620	3,566	3,579	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	—	(11)	(9)	—%	(6) (7) (9)
						4,208	4,134	4,151

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	263	259	259	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	255	—%	(6) (30)
						263	498	514

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	807	750	769	0.1%	(6) (7) (9)
		Revolver	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	—	(12)	(9)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	3,297	3,242	3,254	0.5%	(6) (7) (10)
						4,104	3,980	4,014

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	07/22	07/28	13,238	12,963	12,990	2.1%	(6) (7) (14)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	2,828	2,768	2,774	0.5%	(6)
						16,066	15,731	15,764

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.1% Cash	04/22	04/30	7,569	7,428	7,448	1.2%	(6) (7) (15)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	616	0.1%	(6) (30)
						7,569	7,837	8,064

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.6% Cash	12/22	12/29	2,300	2,225	2,243	0.4%	(3) (6) (7) (23)
		Revolver	CDOR + 6.75%, 11.6% Cash	12/22	12/28	—	(4)	(4)	—%	(3) (6) (7) (23)
						2,300	2,221	2,239

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/21	02/27	16,739	16,544	16,512	2.7%	(6) (7) (9)
						16,739	16,544	16,512

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	5,719	5,717	5,559	0.9%	(3) (6) (7)
						5,719	5,717	5,559

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/22	12/28	637	591	591	0.1%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 9.2% Cash	12/22	12/28	—	(4)	(4)	—%	(6) (7) (15)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(6) (30)
						637	592	592

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	11/21	12/25	8,156	8,020	7,901	1.3%	(6) (7) (9)
						8,156	8,020	7,901

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	07/21	09/26	7,937	7,818	7,818	1.3%	(6) (7) (15)
						7,937	7,818	7,818

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 10.8% Cash	09/20	09/27	$1,003	$1,049	$887	0.1%	(3) (6) (7) (18)
						1,003	1,049	887

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	06/22	06/29	882	870	847	0.1%	(3) (6) (7) (18)
						882	870	847

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	04/22	03/29	1,230	1,184	1,180	0.2%	(3) (6) (7) (13)
						1,230	1,184	1,180

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	09/20	09/27	747	825	740	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	02/21	09/27	364	364	360	0.1%	(3) (6) (7) (9)
						1,111	1,189	1,100

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	03/22	01/29	7,041	7,694	6,844	1.1%	(3) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	03/22	01/29	722	709	702	0.1%	(3) (6) (7) (18)
						7,763	8,403	7,546

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	9,286	9,286	7,584	1.3%	(6)
						9,286	9,286	7,584

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	06/28	12,485	12,281	12,485	2.1%	(6) (7) (9)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	293	—%	(6) (30)
						12,485	12,445	12,778

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	10/20	06/25	1,348	1,334	1,335	0.2%	(6) (7) (9)
						1,348	1,334	1,335

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	10/22	04/31	9,000	8,648	8,768	1.5%	(6)
						9,000	8,648	8,768

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	5/46	2,163	2,163	1,767	0.3%
						2,163	2,163	1,767

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	3,336	3,279	2,992	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	835	817	727	0.1%	(6) (7) (9)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	473	0.1%	(6) (30)
						4,171	4,873	4,192

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/22	09/28	5,390	5,233	5,226	0.9%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.6% Cash	10/22	09/28	419	397	396	0.1%	(6) (15)
						5,809	5,630	5,622

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.2% Cash	05/22	05/29	5,365	5,339	5,188	0.9%	(3) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	1,895	1,889	1,844	0.3%	(3) (6)
		Common Stock (177,141 shares)	N/A	05/22	N/A		226	220	—%	(3) (6) (30)
						7,260	7,454	7,252

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	$1,342	$1,311	$1,314	0.2%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(7)	(6)	—%	(6) (7) (9)
		LLC Units (76.3 units	N/A	02/22	02/28		76	95	—%	(6) (30)
						1,342	1,380	1,403

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.2% Cash	03/22	03/29	2,910	3,074	2,581	0.4%	(3) (6) (7) (17)
						2,910	3,074	2,581

Subtotal Non–Control / Non–Affiliate Investments (185.1%)						1,118,748	1,154,788	1,114,337

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	14,730	2.4%	(3)
							14,646	14,730

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,227	2,246	0.4%	(6)
		Revolver	LIBOR + 7.25%	07/21	07/28	2,605	2,552	2,605	0.4%	(6) (8)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		46,065	66,738	11.1%	(6)
						4,851	50,844	71,589

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		18,769	12,537	2.1%
							18,769	12,537

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		22,556	20,212	3.4%	(3)
							22,556	20,212

Subtotal Affiliate Investments (19.8%)						4,851	106,815	119,068

Total Investments, December 31, 2022 (204.9%)*						$1,123,599	$1,261,603	$1,233,405

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$39,294	$26,337	BNP Paribas SA	01/09/23	$408
Foreign currency forward contract (AUD)	A$2,000	$1,374	HSBC Bank USA	01/09/23	(12)
Foreign currency forward contract (AUD)	$26,835	A$41,294	HSBC Bank USA	01/09/23	(1,272)
Foreign currency forward contract (AUD)	$26,797	A$39,836	BNP Paribas SA	04/11/23	(420)

Foreign currency forward contract (CAD)	C$6,033	$4,435	HSBC Bank USA	01/09/23	23
Foreign currency forward contract (CAD)	$4,428	C$6,033	HSBC Bank USA	01/09/23	(29)
Foreign currency forward contract (CAD)	$4,301	C$5,844	HSBC Bank USA	04/11/23	(22)

Foreign currency forward contract (DKK)	3,720kr.	$531	Fifth Third Bank	01/09/23	4
Foreign currency forward contract (DKK)	$494	3,720kr.	HSBC Bank USA	01/09/23	(42)
Foreign currency forward contract (DKK)	$542	3,770kr.	Fifth Third Bank	04/11/23	(4)

Foreign currency forward contract (EUR)	€83,782	$88,963	BNP Paribas SA	01/09/23	711
Foreign currency forward contract (EUR)	$82,670	€83,782	HSBC Bank USA	01/09/23	(7,005)
Foreign currency forward contract (EUR)	$91,411	€85,552	BNP Paribas SA	04/11/23	(734)

Foreign currency forward contract (GBP)	£19,224	$23,352	HSBC Bank USA	01/09/23	(132)
Foreign currency forward contract (GBP)	$21,343	£19,224	HSBC Bank USA	01/09/23	(1,878)
Foreign currency forward contract (GBP)	$19,375	£16,013	HSBC Bank USA	04/11/23	(9)

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	Fifth Third Bank	01/09/23	53
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	HSBC Bank USA	01/09/23	(33)
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	BNP Paribas SA	01/09/23	(745)
Foreign currency forward contract (NZD)	$213	NZ$342	HSBC Bank USA	01/09/23	(4)
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	Fifth Third Bank	04/11/23	(54)

Foreign currency forward contract (NOK)	kr19,278	$1,960	Fifth Third Bank	01/09/23	—
Foreign currency forward contract (NOK)	$1,767	kr18,890	BNP Paribas SA	01/09/23	(153)
Foreign currency forward contract (NOK)	$39	kr388	HSBC Bank USA	01/09/23	—
Foreign currency forward contract (NOK)	$1,970	kr19,301	Fifth Third Bank	04/11/23	—
Foreign currency forward contract (NOK)	$74	kr725	HSBC Bank USA	04/11/23	—

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	HSBC Bank USA	01/09/23	3
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	BNP Paribas SA	01/09/23	(62)
Foreign currency forward contract (CHF)	$206	200Fr.	HSBC Bank USA	01/09/23	(10)
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	HSBC Bank USA	04/11/23	(2)
Total Foreign Currency Forward Contracts, December 31, 2022					$(11,420)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith whether the Company’s investments were valued at fair value in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of December 31, 2022 represented 204.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.8% of total investments at fair value as of December 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended December 31, 2022 were as follows:

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$12,859	$2,000	$—	$—	$(129)	$14,730	$940
		12,859	2,000	—	—	(129)	14,730	940

Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	2,341	3	—	—	(98)	2,246	169
	Revolver (LIBOR + 7.25%)	898	2,615	(899)	—	(9)	2,605	239
	LLC Units (44,197,541 units)	45,789	1,669	—	—	19,280	66,738	5,546
		49,028	4,287	(899)	—	19,173	71,589	5,954

Thompson Rivers LLC	6.6% Member Interest	34,893	31	(13,549)	—	(8,838)	12,537	3,775
		34,893	31	(13,549)	—	(8,838)	12,537	3,775

Waccamaw River LLC	20% Member Interest	13,501	8,800	(39)	39	(2,089)	20,212	1,850
		13,501	8,800	(39)	39	(2,089)	20,212	1,850

Total Affiliate Investments		$110,281	$15,118	$(14,487)	$39	$8,117	$119,068	$12,519
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

(5)All of the investment is or will be encumbered as security for the Company’s senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”).
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2022 was 4.39157%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2022 was 4.76729%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2022 was 5.13886%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2022 was 1.88400%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2022 was 2.13200%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2022 was 2.69300%.
(14)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2022 was 4.35806%.
(15)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2022 was 4.58745%.
(16)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2022 was 4.78131%.
(17)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2022 was 3.43570%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2022 was 3.75470%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2022 was 4.09490%.
(20)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2022 was 3.01500%.
(21)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2022 was 3.26470%.
(22)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2022 was 3.76500%.
(23)The interest rate on these loans is subject to 1 Month CDOR, which as of December 31, 2022 was 4.73750%.
(24)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2022 was 4.93500%.
(25)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2022 was 4.53000%.
(26)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2022 was 0.94212%.
(27)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2022 was 3.04000%.
(28)The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50000%.
(29)Non-accrual investment
(30)Investment is non-income producing.
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
(5)All of the investment is or will be encumbered as security for the Company's senior secured revolving credit facility with ING Capital LLC (as amended, the "ING Credit Facility").
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
Barings Capital Investment Corporation (“BCIC” or the “Company”) was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, the Company commenced operations and made its first portfolio company investment. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $347.3 billion in assets under management as of December 31, 2022.
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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All financial data and information included in these financial statements have been presented on the basis described above. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Valuation Inputs
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
Valuation of Investment in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP (“Banff”), Thompson Rivers LLC (“Thompson Rivers”) and Waccamaw River LLC (“Waccamaw River”) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2022 and 2021. The weighted average range of unobservable inputs is based on fair value of investments.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$727,410	Yield Analysis	Market Yield	7.7% – 30.6%	11.0%	Decrease
	8,768	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	129,646	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	88,432	Yield Analysis	Market Yield	9.3% – 16.6%	12.8%	Decrease
	4,851	Market Approach	Adjusted EBITDA Multiple	9.0x	9.0x	Increase
	342	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	7,584	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
Equity shares(4)	9,462	Yield Analysis	Market Yield	15.7% – 17.8%	16.6%	Decrease
	94,314	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.5x	Increase
	1,152	Market Approach	Revenue Multiple	6.5x – 7.0x	6.8x	Increase
	220	Market Approach	Adjusted EBITDA /Revenue Multiple Blend	5.8x	5.8x	Increase
	1,288	Net Asset Approach	Liabilities	$(8,942)	$(8,942)	Decrease
	3,700	Recent Transaction	Transaction Price	$0.00 – $1,015.13	$620.80	Increase
Equity warrants	476	Market Approach	Adjusted EBITDA Multiple	6.5x – 17.5x	7.4x	Increase

(1) Excludes investments with an aggregate fair value amounting to $6,369, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $4,180, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $6,626, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $2,742, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2021: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$320,216	Yield Analysis	Market Yield	5.2% – 16.2%	7.4%	Decrease
	243,352	Recent Transaction	Transaction Price	97.0% – 99.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	39,802	Yield Analysis	Market Yield	5.3% – 9.9%	9.1%	Decrease
	19,049	Recent Transaction	Transaction Price	97.0% – 98.3%	98.0%	Increase
Equity shares(3)	51,487	Market Approach	Adjusted EBITDA Multiple	6.5x – 54.0x	15.3x	Increase
	2,893	Recent Transaction	Transaction Price	$1 – $1000	$119	Increase
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
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2022, the Company had one investment that was on non-accrual. As of December 31, 2021, the Company had no non-accrual assets. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Fee income for the years ended December 31, 2022, 2021, and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, was as follows:

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Recurring Fee Income:
Amortization of loan origination fees	$3,161	$1,458	$86
Management, valuation and other fees	1,142	497	40
Total Recurring Fee Income	4,303	1,955	126
Non-Recurring Fee Income:
Prepayment fees	446	73	—
Acceleration of unamortized loan origination fees	1,112	961	8
Advisory, loan amendment and other fees	627	360	135
Total Non-Recurring Fee Income	2,185	1,394	143
Total Fee Income	$6,488	$3,349	$269
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
Concentration of Credit Risk
As of both December 31, 2022 and 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2022 and 2021, the Company’s largest single

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
portfolio company investment, excluding short-term investments, represented approximately 5.8% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2022, all of the Company's assets were or will be pledged as collateral for the ING Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of December 31, 2022, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 49 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 24 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held six investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 28 investments that were denominated in Euros and 15 investments that were denominated in British pounds sterling.
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
In addition, for the years ended December 31, 2022 and 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the two years ended December 31, 2022:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
March 23, 2021	March 31, 2021	April 30, 2021	$0.38	$1,113	$1,817	$2,930
May 6, 2021	June 9, 2021	June 16, 2021	0.45	1,931	2,599	4,530
August 5, 2021	August 10, 2021	September 15, 2021	0.50	3,151	3,374	6,525
November 9, 2021	November 24, 2021	December 1, 2021	0.50	4,718	3,809	8,527
Total 2021 dividends and distributions			$1.83	$10,913	$11,599	$22,512
February 23, 2022	March 9, 2022	March 16, 2022	$0.51	$6,203	$4,821	$11,024
May 5, 2022	June 8, 2022	June 15, 2022	0.52	7,895	6,114	14,009
August 9, 2022	September 7, 2022	September 14, 2022	0.53	8,047	6,373	14,420
November 10, 2022	December 7, 2022	December 14, 2022	0.54	8,198	6,650	14,848
Total 2022 dividends and distributions			$2.10	$30,343	$23,958	$54,301
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of December 31, 2022, BIIL had approximately £16.0 billion in assets under management.
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
For the years ended December 31, 2022, December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31 2020, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $1.6 million, $0.7 million, and $0.1 million, respectively. As of December 31, 2022 and , the Base Management Fee of $0.4 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $0.3 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2022, December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $6.8 million, $3.7 million and $0.3 million, respectively. As of December 31, 2022, the Incentive Fee of $0.8 million for the three months ended December 31, 2022 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet. As of December 31, 2021, the Incentive Fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
For the year ended December 31, 2022, the Company reduced the Capital Gains Fee accrual by $2.1 million. For the year ended December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company accrued $1.2 million and $0.8 million of Capital Gains Fee, respectively. As of December 31, 2021, the Capital Gains Fee of $2.1 million accrued since inception was unpaid and included in "Incentive management fees payable" in the accompanying Consolidated Balance Sheet.
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
For the years ended December 31, 2022, December 31, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $1.3 million, $0.8 million and $10,000, respectively. As of December 31, 2022, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75%	153%
Subordinated debt and 2nd lien notes	127,970	10	123,244	10	20
Structured products	32,015	3	28,321	2	5
Equity shares	94,592	8	113,666	9	19
Equity warrants	70	—	476	—	—
Investments in joint ventures	55,971	4	47,479	4	8
	$1,261,603	100%	$1,233,405	100%	205%
December 31, 2021:
Senior debt and 1st lien notes	$618,911	72%	$620,928	72%	128%
Subordinated debt and 2nd lien notes	91,067	11	92,297	11	19
Structured products	29,477	3	30,900	3	6
Equity shares	56,431	7	59,601	7	12
Equity warrants	68	—	163	—	—
Investments in joint ventures	58,689	7	61,253	7	13
	$854,643	100%	$865,142	100%	178%
During the year ended December 31, 2022, the Company made new investments totaling $495.6 million, made investments in existing portfolio companies totaling $83.9 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million
During the year ended December 31, 2021, the Company made new investments totaling $788.5 million, made investments in existing portfolio companies totaling $45.1 million, made new joint venture equity investments totaling $58.7 million and made a $44.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.
For the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company made new investments totaling $230.3 million (excluding short-term investments).

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2022	Percent of Portfolio	December 31, 2021	Percent of Portfolio
Aerospace and Defense	$69,976	5.7%	$48,271	5.6%
Automotive	16,920	1.4	11,826	1.4
Banking, Finance, Insurance and Real Estate	164,399	13.3	99,003	11.5
Beverage, Food and Tobacco	37,156	3.0	42,795	4.9
Capital Equipment	42,407	3.4	17,630	2.0
Chemicals, Plastics, and Rubber	28,445	2.3	19,202	2.2
Construction and Building	10,146	0.8	9,073	1.0
Consumer goods: Durable	22,888	1.8	12,478	1.5
Consumer goods: Non-durable	9,078	0.7	9,207	1.1
Containers, Packaging and Glass	23,430	1.9	8,150	0.9
Energy: Oil and Gas	2,742	0.2	3,146	0.4
Environmental Industries	29,343	2.4	7,906	0.9
Healthcare and Pharmaceuticals	105,574	8.6	53,681	6.2
High Tech Industries	129,594	10.5	63,862	7.4
Hotel, Gaming and Leisure	18,221	1.5	24,216	2.8
Investment Funds and Vehicles	47,479	3.8	61,253	7.1
Media: Advertising, Printing and Publishing	33,725	2.7	8,860	1.0
Media: Broadcasting and Subscription	13,068	1.1	5,312	0.6
Media: Diversified and Production	25,862	2.1	14,157	1.6
Metals and Mining	9,923	0.8	—	—
Services: Business	204,822	16.6	194,120	22.4
Services: Consumer	62,441	5.1	53,623	6.2
Structured Products	33,387	2.7	21,144	2.4
Telecommunications	15,795	1.3	11,965	1.4
Transportation: Cargo	63,654	5.2	59,400	6.9
Transportation: Consumer	5,442	0.4	4,164	0.5
Utilities: Electric	7,488	0.6	698	0.1
Total	$1,233,405	100.0%	$865,142	100.0%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2022 and 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$48,026	$872,193	$920,219
Subordinated debt and 2nd lien notes	—	25,439	97,805	123,244
Structured products	—	14,111	14,210	28,321
Equity shares	32	756	112,878	113,666
Equity warrants	—	—	476	476
Investments subject to leveling	$32	$88,332	$1,097,562	$1,185,926
Investment in joint ventures (1)				47,479
				$1,233,405

	Fair Value at December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,639	$584,289	$620,928
Subordinated debt and 2nd lien notes	—	15,471	76,826	92,297
Structured products	—	30,900	—	30,900
Equity shares	19	2,056	57,526	59,601
Equity warrants	—	163	—	163
Investments subject to leveling	$19	$85,229	$718,641	$803,889
Investment in joint ventures (1)				61,253
				$865,142

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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022 and 2021:

Year Ended December 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Warrants	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$—	$718,641
New investments	458,612	39,565	7,533	32,106	2	537,818
Transfers in (out) of Level 3, net	(14,271)	(10,825)	9,811	3,518	28	(11,739)
Proceeds from sales of investments	(75,419)	(3,407)	—	—	—	(78,826)
Loan origination fees received	(10,074)	(707)	—	—	—	(10,781)
Principal repayments received	(45,838)	(449)	(714)	—	—	(47,001)
Payment in kind interest/dividends	1,338	1,492	—	1,089	—	3,919
Accretion of loan premium/discount	221	114	—	—	—	335
Accretion of deferred loan origination revenue	3,706	223	—	—	—	3,929
Realized gain (loss)	(4,213)	7	—	—	—	(4,206)
Unrealized appreciation (depreciation)	(26,158)	(5,034)	(2,420)	18,639	446	(14,527)
Fair value, end of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562

Year Ended December 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$125,325	$1,236	$122	$126,683
New investments	686,166	91,056	52,468	829,690
Transfers in (out) of Level 3, net	7,363	(7,436)	2,884	2,811
Proceeds from sales of investments	(168,498)	(3,889)	(367)	(172,754)
Loan origination fees received	(17,231)	(2,755)	—	(19,986)
Principal repayments received	(47,216)	(2,688)	—	(49,904)
Payment in kind interest	425	—	—	425
Accretion of loan premium/discount	39	53	—	92
Accretion of deferred loan origination revenue	2,145	138	—	2,283
Realized gain (loss)	(1,175)	(4)	185	(994)
Unrealized appreciation (depreciation)	(3,054)	1,115	2,234	295
Fair value, end of period	$584,289	$76,826	$57,526	$718,641
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $17.1 million during the year ended December 31, 2022 was related to portfolio company investments that were still held by the Company as of December 31, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $0.7 million during the year ended December 31, 2021 was related to portfolio company investments that were still held by the Company as of December 31, 2021.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Exclusive of short-term investments, during the year ended December 31, 2022, the Company made investments of approximately $532.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2022, the Company made investments of $58.1 million in companies to which it was previously committed to provide such financing.
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
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff, with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2022, the Company contributed $2.0 million of capital and held a 10.0% partnership interest in Banff. As of December 31, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $14.7 million, respectively. As of December 31, 2021, the cost and fair value of the Company's investment in Banff was $12.6 million and $12.9 million, respectively.
For the year ended December 31, 2022, Banff declared $9.4 million in dividends, of which $0.9 million was recognized as dividend income in the Company’s Consolidated Statement of Operations.
The total value of Banff’s investment portfolio was $159.5 million as of December 31, 2022, as compared to $132.2 million as of December 31, 2021. As of December 31, 2022, Banff’s investments had an aggregate cost of $167.8 million, as compared to $133.7 million as of December 31, 2021. As of December 31, 2022 and December 31, 2021, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$163,928	98%	$155,695	98%
Subordinated debt and 2nd lien notes	3,905	2	3,828	2
	$167,833	100%	$159,523	100%
December 31, 2021:
Senior debt and 1st lien notes	$129,777	97%	$128,231	97%
Subordinated debt and 2nd lien notes	3,894	3	4,000	3
	$133,671	100%	$132,231	100%
As of December 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 8.9% and 6.7%, respectively.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Banff’s investments at fair value at December 31, 2022 and December 31, 2021 was as follows:

($ in thousands)	December 31, 2022		December 31, 2021
Aerospace and Defense	$14,758	9.3%	$15,346	11.6%
Banking, Finance, Insurance and Real Estate	21,747	13.6	23,178	17.5
Beverage, Food and Tobacco	5,718	3.6	6,114	4.6
Chemicals, Plastics, and Rubber	1,269	0.8	—	—
Construction and Building	1,490	0.9	—	—
Consumer Goods: Durable	1,886	1.2	—	—
Consumer Goods: Non-durable	5,958	3.7	6,422	4.9
Containers, Packaging and Glass	6,450	4.0	5,705	4.3
Healthcare and Pharmaceuticals	17,003	10.7	15,760	11.9
High Tech Industries	17,086	10.7	17,511	13.2
Media: Advertising, Printing and Publishing	—	—	3,474	2.6
Media: Diversified and Production	2,234	1.4	2,498	1.9
Services: Business	39,363	24.7	21,776	16.5
Services: Consumer	12,272	7.7	9,773	7.4
Telecommunications	3,038	1.9	3,386	2.6
Transportation: Cargo	9,251	5.8	1,288	1
Total	$159,523	100%	$132,231	100%
The geographic composition of Banff’s investments at fair value at December 31, 2022 and December 31, 2021 was as follows:

($ in thousands)	December 31, 2022		December 31, 2021
Australia	$4,357	2.7%	$6,425	4.9%
Belgium	5,718	3.6	6,114	4.6
Canada	2,466	1.5	2,730	2.1
France	34,467	21.6	31,521	23.9
Germany	6,980	4.4	3,075	2.3
Hong Kong	6,830	4.3	—	—
Netherlands	8,619	5.4	8,080	6.1
New Zealand	2,469	1.5	—	—
Singapore	3,964	2.5	—	—
United Kingdom	28,634	18.0	28,496	21.5
USA	55,019	34.5	45,790	34.6
Total	$159,523	100.0%	$132,231	100.0%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Banff’s credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, initially closed on August 26, 2022 and had approximately $19.0 million outstanding as of December 31, 2022.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of December 31, 2022 and December 31, 2021, the Company had sold $187.9 million and $143.0 million. respectively, of its investments to Banff. For the years ended December 31, 2022 and December 31, 2021, the Company realized a loss on the sales of its investments to Banff of $2.4 million and $1.1 million, respectively. As of December 31, 2022 and December 31, 2021, the Company had zero and $39.9 million, respectively, in unsettled receivables due from Banff that were included in "Receivable from unsettled transactions" in the accompanying Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2022. As of December 31, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the year ended December 31, 2022, Thompson Rivers declared $261.9 million in dividends, of which $3.8 million was recognized as dividend income in the Company’s Consolidated Statement of Operations. In addition, for the year ended December 31, 2022, the Company recognized $13.5 million of the dividends as a return of capital.
As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93	$2,839,495	93
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $224.2 million and $694.8 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $428.0 million and $1,245.2 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $184.2 million and $933.1 million outstanding as of December 31, 2022 and December 31, 2021, respectively.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318	(1)	$32,287
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Capital Investment Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.4 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $1.7 million of recallable return of capital) has been funded as of December 31, 2022. As of December 31, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the year ended December 31, 2022 and 2021, Waccamaw River declared $9.3 million and $1.4 million in dividends, respectively, of which $1.9 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Consolidated Statement of Operations.
As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $72.3 million in principal amount outstanding as of December 31, 2022. Waccamaw River's secured loan borrowing with Barclays Bank PLC., which is non-recourse to the Company, had approximately $44.8 million in principal amount outstanding as of December 31, 2022.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022		As of December 31, 2021
Total contributed capital by Barings Capital Investment Corporation	$24,250		$15,450
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)		$(1,730)
Total return of capital (recallable) by all members	$(14,020)	(2)	$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $78.1 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
(4)Includes $51.7 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of December 31, 2022 and December 31, 2021, $2.6 million and $0.9 million, respectively of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2022 and 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2022	December 31, 2022	December 31, 2021
Subscription Facility:
September 21, 2020	NA	NA	$—	$67,954
Total Subscription Facility			$—	$67,954
Credit Facility:
January 15, 2021	April 30, 2026	6.137%	$581,436	$390,155
Total Credit Facility			$581,436	$390,155
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$—
(Less: Deferred financing fees)			(284)	—
Total Notes			$99,716	$—
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 190.0% as of December 31, 2022.
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
The amount of permissible borrowings under the September 2020 Subscription Facility could be increased to an agreed-upon amount with the consent of the administrative agent. The September 2020 Subscription Facility had a maturity date of September 21, 2022. On March 25, 2022, following the repayment of all borrowings, interest, and fees payable thereunder, and at the election of the Company, the September 2020 Subscription Facility was terminated, including all commitments and obligations with Société Générale to lend and make advances to the Company. In connection with the termination, the pro rata portion of the unamortized deferred financing costs related to the September 2020 Subscription Facility was written off and recognized as a loss on extinguishment of debt in the Company’s Consolidated Statements of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of December 31, 2022, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2022, the Company had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 6.571% (with Term SOFR borrowings subject to one month SOFR of 4.321%), borrowings denominated in British pounds sterling of £33.2 million ($39.9 million U.S. dollars) with an interest rate of 5.110% (one month SONIA of 2.960%), borrowings denominated in Euros of €63.5 million ($67.8 million U.S. dollars) with an interest rate of 3.772% (one month EURIBOR of 1.622%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.400% (one month AUD Screen Rate of 3.250%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022, the fair value of the borrowings outstanding under the ING Credit Facility was $581.4 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2022, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of December 31, 2022, the fair value of the February 2027 Notes was $85.7 million. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
5. Income Taxes
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively). The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2022 and 2021, the Company recorded a net expense of $0.5 million and $0.2 million, respectively, for U.S. federal excise tax.
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
For the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

($ in thousands)	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2022	December 31, 2021	December 31, 2020
Additional paid-in capital	$(472)	$(373)	$(340)
Total distributable earnings	$472	$373	$340
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal year 2020-2021), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 is as follows:

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

($ in thousands)	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2022	December 31, 2021	December 31, 2020
Ordinary income	$54,301	$22,512	$—
Distributions on a tax basis	$54,301	$22,512	$—
At December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to accruals of Capital Gains Fees, organizational costs and the tax treatment of certain partnership investments, as follows:

($ in thousands)	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
	December 31, 2022	December 31, 2021	December 31, 2020
Undistributed net investment income	$13,499	$5,583	$4,586
Accumulated capital gains	887	—	—
Other temporary differences	(172)	(2,245)	(1,015)
Unrealized appreciation (depreciation)	(15,145)	15,838	4,160
Components of distributable earnings at year end	$(931)	$19,176	$7,731
For federal income tax purposes, the cost of investments owned as of December 31, 2022 and 2021 was approximately $1,249.1 million and $854.7 million, respectively. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $15.1 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $56.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $71.3 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $15.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $20.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $4.7 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Audited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any,

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
included in "Accounts payable and accrued liabilities" in the Company’s Consolidated Balance Sheet. As of December 31, 2022, the Company recorded a net deferred tax liability of $0.4 million pertaining to operating losses and tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.
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
The following table presents the Company’s foreign currency forward contracts as of December 31, 2022 and 2021:

As of December 31, 2022: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,294	$26,337	01/09/23	$408	Derivative asset
Foreign currency forward contract (AUD)	A$2,000	$1,374	01/09/23	(12)	Derivative liability
Foreign currency forward contract (AUD)	$26,835	A$41,294	01/09/23	(1,272)	Derivative liability
Foreign currency forward contract (AUD)	$26,797	A$39,836	04/11/23	(420)	Derivative liability

Foreign currency forward contract (CAD)	C$6,033	$4,435	01/09/23	23	Derivative asset
Foreign currency forward contract (CAD)	$4,428	C$6,033	01/09/23	(29)	Derivative liability
Foreign currency forward contract (CAD)	$4,301	C$5,844	04/11/23	(22)	Derivative liability

Foreign currency forward contract (DKK)	3,720kr.	$531	01/09/23	4	Derivative asset
Foreign currency forward contract (DKK)	$494	3,720kr.	01/09/23	(42)	Derivative liability
Foreign currency forward contract (DKK)	$542	3,770kr.	04/11/23	(4)	Derivative liability

Foreign currency forward contract (EUR)	€83,782	$88,963	01/09/23	711	Derivative asset
Foreign currency forward contract (EUR)	$82,670	€83,782	01/09/23	(7,005)	Derivative liability
Foreign currency forward contract (EUR)	$91,411	€85,552	04/11/23	(734)	Derivative liability

Foreign currency forward contract (GBP)	£19,224	$23,352	01/09/23	(132)	Derivative liability
Foreign currency forward contract (GBP)	$21,343	£19,224	01/09/23	(1,878)	Derivative liability
Foreign currency forward contract (GBP)	$19,375	£16,013	04/11/23	(9)	Derivative liability

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	01/09/23	53	Derivative asset
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	01/09/23	(33)	Derivative liability
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	01/09/23	(745)	Derivative liability
Foreign currency forward contract (NZD)	$213	NZ$342	01/09/23	(4)	Derivative liability
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	04/11/23	(54)	Derivative liability

Foreign currency forward contract (NOK)	kr19,278	$1,960	01/09/23	—	Derivative liability
Foreign currency forward contract (NOK)	$1,767	kr18,890	01/09/23	(153)	Derivative liability
Foreign currency forward contract (NOK)	$39	kr388	01/09/23	—	Derivative liability
Foreign currency forward contract (NOK)	$1,970	kr19,301	04/11/23	—	Derivative liability
Foreign currency forward contract (NOK)	$74	kr725	04/11/23	—	Derivative liability

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	01/09/23	3	Derivative asset
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	01/09/23	(62)	Derivative liability
Foreign currency forward contract (CHF)	$206	200Fr.	01/09/23	(10)	Derivative liability
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	04/11/23	(2)	Derivative liability
Total				$(11,420)

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2021: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$12,250	$8,906	01/06/22	$(1)	Derivative liability
Foreign currency forward contract (AUD)	$8,834	A$12,250	01/06/22	(71)	Derivative liability
Foreign currency forward contract (AUD)	$5,503	A$7,659	04/08/22	(66)	Derivative liability

Foreign currency forward contract (CAD)	C$5,580	$4,366	01/06/22	44	Derivative asset
Foreign currency forward contract (CAD)	$4,373	C$5,580	01/06/22	(36)	Derivative liability
Foreign currency forward contract (CAD)	$270	C$349	04/08/22	(6)	Derivative liability
Foreign currency forward contract (CAD)	$4,439	C$5,675	04/08/22	(44)	Derivative liability

Foreign currency forward contract (DKK)	kr.3,526	$537	01/06/22	2	Derivative asset
Foreign currency forward contract (DKK)	$551	kr.3,526	01/06/22	12	Derivative asset
Foreign currency forward contract (DKK)	$531	kr.3,481	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	€20,807	$23,557	01/06/22	119	Derivative asset
Foreign currency forward contract (EUR)	$5,181	€4,500	01/06/22	61	Derivative asset
Foreign currency forward contract (EUR)	$18,704	€16,307	01/06/22	149	Derivative asset
Foreign currency forward contract (EUR)	$10,436	€9,200	04/08/22	(54)	Derivative liability
Foreign currency forward contract (EUR)	$25,362	€22,357	04/08/22	(129)	Derivative liability

Foreign currency forward contract (GBP)	£8,566	$11,504	01/06/22	96	Derivative asset
Foreign currency forward contract (GBP)	$11,472	£8,566	01/06/22	(128)	Derivative liability
Foreign currency forward contract (GBP)	£4,068	$5,418	04/08/22	88	Derivative asset
Total				$34
As of December 31, 2022 and 2021, the total fair value of the Company’s foreign currency forward contracts was $(11.4) million and $33,665, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 are shown in the following table:

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Forward currency contracts	$16,089	$(81)	$344
Net unrealized appreciation or depreciation on forward contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the years ended December 31, 2022, 2021 and for the period from July 13, 2020 (commencement of operations) to December 31, 2020 are shown in the following table:

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Forward currency contracts	$(11,454)	$217	$(183)

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
As of December 31, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of December 31, 2022, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022 and 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2022 and 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$141
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	776
Accurus Aerospace Corporation (1)(2)	Revolver	461	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	—	108
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	—	1,150
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	182	227
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	2,582
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	171	—
APC1 Holding(1)(3)	Delayed Draw Term Loan	354	—
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	—	151
Aquavista Watersides 2 LTD(1)(4)	Capex / Acquisition Facility	761	941
Arc Education(1)(3)	Delayed Draw Term Loan	1,900	—
Argus Bidco Limited(1)(4)	CAF Term Loan	395	—
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	84	—
ASC Communications, LLC(2)	Revolver	659	—
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	683	769
ATL II MRO Holdings Inc.(1)(2)	Revolver	1,250	—
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	976	1,046
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(3)	Acquisition Facility	640	682
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	99
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	3,189	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	—	389
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	122	130
BrightSign LLC(1)(2)	Revolver	715	715
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	—	86
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	106	160

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	1,610	996
CGI Parent, LLC(1)(2)	Revolver	1,653	—
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	—	656
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	—	1,788
Comply365, LLC(1)	Revolver	472	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	505	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	—	2,712
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	177	1,242
DataServ Integrations, LLC(1)(2)	Revolver	481	—
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)(2)	Delayed Draw Term Loan	912	—
DISA Holdings Corp.(1)(2)	Revolver	277	—
Dune Group(1)(2)(3)	Delayed Draw Term Loan	980	1,044
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,094
Eclipse Business Capital, LLC(1)	Revolver	8,625	5,840
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	5,339
EMI Porta Holdco LLC(1)(2)	Revolver	631	1,271
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	187	425
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	930
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	352	—
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,759	—
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)	Revolver	77	—
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	240	240
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	766	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	—
FragilePak LLC(1)	Delayed Draw Term Loan	3,779	3,779
GB Eagle Buyer, Inc .(1)(2)	Revolver	1,935	—
Global Academic Group Limited(1)(7)	Term Loan	301	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	560	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	255	—
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	441	—
Gusto Aus BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	223	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	313	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	235
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	555	—
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	—
HTI Technology & Industries(1)(2)	Revolver	682	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	360

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	834	1,206
INOS 19-090 GmbH(1)(3)	Acquisition Facility	1,235	878
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,310	—
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	744	—
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	118	124
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	422	1,961
Jaguar Merger Sub Inc.(1)	Revolver	490	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	428	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,903
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,574
Lambir Bidco Limited(1)(3)	Bridge Revolver	—	666
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,250	1,332
LeadsOnline, LLC(1)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	530	316
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	24	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106	162
Marshall Excelsior Co.(1)	Revolver	250	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	311	861
Mercell Holding AS(1)(8)	Capex Acquisition Facility	398	—
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	335	360
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	553	906
Narda Acquisitionco., Inc.(1)(2)	Revolver	615	684
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	4,338
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	53
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	810	989
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042	—
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	463	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	303	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	1,087
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	683
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,505	3,643
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	—	343
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	—	868
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	2,632
Premium Invest(1)(3)	Delayed Draw Term Loan	3,629	834

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
ProfitOptics, LLC(1)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	210	224
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	727	—
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	—	461
Questel Unite(1)(2)(3)	Incremental Term Loan	2,763	2,944
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,311	—
R1 Holdings, LLC(1)	Revolver	801	—
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,309	—
Randys Holdings, Inc.(1)(2)	Revolver	1,178	—
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	362	727
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	735	1,301
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	—	153
Riedel Beheer B.V.(1)(3)	Revolver	—	230
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,104	—
Royal Buyer, LLC(1)	Revolver	670	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,594
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	2,076	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,135	—
Scout Bidco B.V.(1)(3)	Revolver	515	—
Sereni Capital NV(1)(3)	Term Loan	109	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176	1,177
Smartling, Inc.(1)(2)	Revolver	588	588
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	2,255	—
Solo Buyer, L.P.(1)(2)	Revolver	1,197	—
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	666	—
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	3,750	—
Spatial Business Systems LLC(1)(2)	Revolver	703	—
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,683	1,895
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	336
Tank Holding Corp.(1)(2)	Revolver	545	—
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,088	—
Techone B.V.(1)(3)	Delayed Draw Term Loan	—	485
Techone B.V.(1)(2)(3)	Revolver	61	129
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	—	591
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,413	—
Trader Corporation(1)(2)(6)	Revolver	173	—
TSYL Corporate Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,681	—
TSYL Corporate Buyer, Inc.(1)(2)	Revolver	177	—
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	1,494
Union Bidco Limited(1)(2)(4)	Acquisition Facility	78	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,170	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	1,060	1,549
Waccamaw River LLC(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)(2)	Line of Credit	213	967
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	1,165	—
WWEC Holdings III Corp(1)(2)	Revolver	512	—
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,372	—
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	676	—
ZB Holdco LLC(1)	Revolver	423	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,258	—
Total unused commitments to extend financing		$143,252	$116,977
(1)The Adviser’s estimate of the fair value of the current investments in this portfolio company includes an analysis of the fair value of any unfunded commitments.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
($ in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021	December 31, 2020
Per share data:
Net asset value at beginning of period	$22.43	$21.58	$—
Net investment income(1)	2.43	2.06	0.25
Net realized gain (loss) on investments / foreign currency transactions(1)	0.58	(0.37)	0.46
Net unrealized appreciation (depreciation) on investments / foreign currency transactions(1)	(1.67)	1.00	0.87
Total increase from investment operations(1)	1.34	2.69	1.58
Dividends paid to stockholders from net investment income	(2.00)	(1.63)	—
Dividends paid to stockholders from short-term realized gains	(0.10)	(0.20)	—
Total dividends declared	(2.10)	(1.83)	—
Issuance of common stock	—	—	20.00
Loss on extinguishment of debt(1)	(0.01)	(0.01)	—
Net asset value at end of period	$21.66	$22.43	$21.58
Shares outstanding at end of period	27,795,215	21,614,872	4,976,474
Net assets at end of period	$602,099	$484,828	$107,391
Average net assets	$580,945	252,500	47,452
Ratio of total expenses to average net assets (annualized)(2)(3)	6.31%	6.67%	9.41%
Ratio of net investment income to average net assets (annualized)(2)(3)	10.81%	9.62%	7.19%
Portfolio turnover ratio (annualized)	16.42%	51.91%	57.14%
Total return(4)	5.95%	12.85%	7.90%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include the expenses of underlying investment companies, including joint ventures and short-term investments.
(3)For the period, from July 13, 2020 (commencement of operations) through December 31, 2020, reflects annualized amounts, except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs, capital gains fee and excise tax).
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020, beginning NAV is assumed to be the first share issuance at $20.00 per share. The total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020 is not annualized.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2022. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment income	$19,320	$23,076	$26,431	$30,671
Net investment income	12,016	16,256	15,398	19,339
Net increase (decrease) in net assets resulting from operations	17,083	2,882	15,143	(1,386)
Net investment income per share	$0.54	$0.60	$0.56	$0.70

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment income	$5,052	$8,459	$11,717	$15,915
Net investment income	2,352	4,961	7,253	9,882
Net increase in net assets resulting from operations	6,110	6,613	8,036	12,824
Net investment income per share	$0.34	$0.51	$0.54	$0.57

10. Subsequent Events
On February 23, 2023, the Board declared a quarterly distribution of $0.60 per share payable on March 15, 2023 to holders of record as of March 8, 2023.