Form 10-Q
period 2023-03-31
Barings Capital Investment Corp
filed 2023-05-04
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 4, 2023 was 28,142,612.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,195,806 and $1,154,788 as of March 31, 2023 and December 31, 2022, respectively)	$1,161,596	$1,114,337
Affiliate investments (cost of $147,606 and $106,815 as of March 31, 2023 and December 31, 2022, respectively)	163,311	119,068
Total investments at fair value	1,324,907	1,233,405
Cash	10,953	43,671
Foreign currencies (cost of $7,331 and $16,897 as of March 31, 2023 and December 31, 2022, respectively)	7,269	17,180
Interest and fees receivable	23,400	19,338
Prepaid expenses and other assets	59	93
Derivative assets	290	1,202
Deferred financing fees	2,956	3,191
Receivable from unsettled transactions	868	1,188
Total assets	$1,370,702	$1,319,268
Liabilities:
Accounts payable and accrued liabilities	$1,377	$1,463
Interest payable	1,759	2,884
Administrative fees payable	250	255
Base management fees payable	486	445
Incentive management fees payable	2,699	764
Derivative liabilities	2,099	12,622
Payable from unsettled transactions	137	17,584
Borrowings under subscription and credit facilities	643,723	581,436
Notes payable (net of deferred financing fees)	99,733	99,716
Total liabilities	752,263	717,169
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 28,142,612 and 27,795,215 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	28	28
Additional paid-in capital	610,527	603,002
Total distributable earnings	7,884	(931)
Total net assets	618,439	602,099
Total liabilities and net assets	$1,370,702	$1,319,268
Net asset value per share	$21.98	$21.66
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$27,207	$13,321
Affiliate investments	113	58
Total interest income	27,320	13,379
Dividend income:
Non-Control / Non-Affiliate investments	562	123
Affiliate investments	2,917	3,667
Total dividend income	3,479	3,790
Fee and other income:
Non-Control / Non-Affiliate investments	1,676	1,016
Affiliate investments	10	—
Total fee and other income	1,686	1,016
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,743	1,135
Total payment-in-kind interest income	1,743	1,135
Interest income from cash	11	—
Total investment income	34,239	19,320
Operating expenses:
Interest and other financing fees	11,293	3,751
Base management fee (Note 2)	486	355
Incentive management fees (Note 2)	2,699	2,323
Professional fees	232	216
Directors fees	60	75
Custody and administrative fees	182	193
Other general and administrative expenses (Note 2)	392	391
Total operating expenses	15,344	7,304
Net investment income before taxes	18,895	12,016
Income taxes, including excise tax expense	24	—
Net investment income after taxes	18,871	12,016

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(224)	$190
Affiliate investments	—	39
Net realized gains (losses) on investments	(224)	229
Foreign currency transactions	(9,708)	2,688
Net realized gains (losses)	(9,932)	2,917
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	6,125	(6,546)
Affiliate investments	3,452	8,912
Net unrealized appreciation (depreciation) on investments	9,577	2,366
Foreign currency transactions	6,977	(35)
Net unrealized appreciation (depreciation)	16,554	2,331
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	6,622	5,248
Loss on extinguishment of debt	—	(181)
Net increase in net assets resulting from operations	$25,493	$17,083
Net investment income per share—basic and diluted	$0.68	$0.54
Net increase in net assets resulting from operations per share—basic and diluted	$0.92	$0.77
Dividends/distributions per share:
Total dividends/distributions	$0.60	$0.51
Weighted average shares outstanding—basic and diluted	27,856,974	22,048,100
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	21,614,871	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	12,016	12,016
Net realized gain on investments / foreign currency transactions	—	—	—	2,917	2,917
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	2,331	2,331
Loss on extinguishment of debt	—	—	—	(181)	(181)
Distributions declared from earnings and dividends reinvested	214,914	—	4,820	(11,024)	(6,204)
Issuance of common stock	5,109,543	5	113,887	—	113,892
Balance, March 31, 2022	26,939,328	$27	$584,338	$25,234	$609,599

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	18,871	18,871
Net realized loss on investments / foreign currency transactions	—	—	—	(9,932)	(9,932)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	16,554	16,554
Distributions declared from earnings and dividends reinvested	347,397	—	7,525	(16,678)	(9,153)
Balance, March 31, 2023	28,142,612	$28	$610,527	$7,884	$618,439
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statement of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,493	$17,083
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(118,902)	(163,045)
Repayments received / sales of portfolio investments	21,554	42,857
Loan origination and other fees received	1,515	2,693
Net realized (gain) loss on investments	224	(229)
Net realized (gain) loss on foreign currency transactions	9,708	(2,688)
Net unrealized (appreciation) depreciation of investments	(9,577)	(2,366)
Net unrealized (appreciation) depreciation of foreign currency transactions	(6,977)	35
Payment-in-kind interest / dividends	(2,972)	(1,135)
Amortization of deferred financing fees	253	260
Loss on extinguishment of debt	—	181
Accretion of loan origination and other fees	(1,129)	(710)
Amortization / accretion of purchased loan premium / discount	(334)	(258)
Payments for derivative contracts	(11,377)	(236)
Proceeds from derivative contracts	1,202	483
Changes in operating assets and liabilities:
Interest and fees receivable	(2,831)	(5,263)
Prepaid expenses and other assets	33	29
Accounts payable and accrued liabilities	1,771	1,066
Interest payable	(1,129)	704
Net cash provided by (used in) operating activities	(93,475)	(110,539)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	60,000	95,957
Repayments of subscription and credit facilities	—	(66,373)
Proceeds from notes	—	100,000
Financing fees paid	(1)	(133)
Issuance of common stock	—	113,892
Cash dividends / distributions paid	(9,153)	(6,204)
Net cash provided by (used in) financing activities	50,846	237,139
Net increase (decrease) in cash and foreign currencies	(42,629)	126,600
Cash and foreign currencies, beginning of period	60,851	45,049
Cash and foreign currencies, end of period	$18,222	$171,649
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,037	$2,673
Excise taxes paid during the period	$500	$210
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$7,525	$4,820
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$7,500	1.2%	(3) (6)
						7,500	7,500	7,500

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	2,761	0.4%	(6) (31)
		Class B Convertible Preferred Equity (1,666 shares)	N/A	12/22	N/A		1,666	1,734	0.3%	(6) (31)
							4,166	4,495

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.6% Cash	08/21	07/27	1,941	1,900	1,896	0.3%	(3) (6) (7) (10)
						1,941	1,900	1,896

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	8,860	8,744	8,487	1.4%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	04/22	03/28	553	542	514	0.1%	(6) (7) (8)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	131	—%	(6) (31)
						9,413	9,461	9,132

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	03/22	10/26	3,151	3,124	2,908	0.5%	(3) (6) (7) (13)
						3,151	3,124	2,908

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 9.25%, 14.0% Cash	08/21	10/27	5,688	5,396	4,721	0.8%	(3) (6) (7) (9)
						5,688	5,396	4,721

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	232	—%	(6) (31)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	60	—%	(6) (31)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (31)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (31)
							126	292

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,614	1,614	1,640	0.3%
						1,614	1,614	1,640

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	06/21	07/27	17,747	17,482	17,566	2.8%	(6) (7) (10)
						17,747	17,482	17,566

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	04/21	04/29	4,849	4,761	4,699	0.8%	(6) (7) (9)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	258	—%	(6) (31)
						4,849	4,923	4,957

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	03/23	03/30	3,041	2,864	2,901	0.5%	(3) (6) (7) (12)
						3,041	2,864	2,901

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.7% Cash	05/21	05/29	18,157	17,705	16,704	2.7%	(7) (8)
						18,157	17,705	16,704

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 7.0% Cash, 9.0% PIK	09/22	09/28	$2,458	$2,225	$2,161	0.3%	(3) (6) (9)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	576	0.1%	(3) (6) (31)
		Warrants (190,193 units)	N/A	09/22	N/A		2	310	0.1%	(3) (6) (31)
						2,458	2,747	3,047

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.9% Cash	11/21	11/27	1,347	1,311	1,323	0.2%	(6) (7) (8)
		Revolver	LIBOR + 5.25%, 9.9% Cash	11/21	11/27	—	(3)	(2)	—%	(6) (7) (8)
						1,347	1,308	1,321

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Bond	10.0% Cash, 5.0% PIK	08/20	08/25	6,201	5,931	6,015	1.0%
						6,201	5,931	6,015

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	11/21	10/28	863	919	832	0.1%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	11/21	10/28	4,387	4,420	4,229	0.7%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	04/22	10/28	2,730	2,685	2,632	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.2% Cash	01/23	10/28	983	932	954	0.2%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	11/21	10/28	614	614	592	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	06/22	10/28	476	476	459	0.1%	(3) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 8.2% Cash	04/22	10/23	—	(2)	(6)	—%	(3) (6) (7) (12)
						10,053	10,044	9,692

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	07/22	07/29	2,499	2,306	2,446	0.4%	(3) (6) (7) (12)
						2,499	2,306	2,446

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.9% Cash	04/22	03/30	932	1,022	906	0.1%	(3) (6) (7) (20)
						932	1,022	906

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	09/21	09/27	1,618	1,710	1,380	0.2%	(3) (6) (7) (13)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	14	—%	(3) (6) (31)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (31)
						1,618	1,797	1,394

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	02/21	03/28	2,547	2,781	2,488	0.4%	(3) (6) (7) (19)
						2,547	2,781	2,488

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.5% Cash	03/21	03/29	21,000	20,571	20,370	3.3%	(6) (7) (9)
						21,000	20,571	20,370

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	1,865	1,930	1,772	0.3%	(3) (6) (7) (19)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	462	484	442	0.1%	(3) (6) (7) (19)
						2,327	2,414	2,214

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	07/22	07/29	3,129	2,797	3,033	0.5%	(3) (6) (7) (12)
						3,129	2,797	3,033

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	10/20	10/27	$7,822	$8,532	$7,674	1.2%	(3) (6) (7) (12)
						7,822	8,532	7,674

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	07/22	07/29	876	818	854	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR+ 6.50%, 11.3% Cash	07/22	07/29	65	63	63	—%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	07/22	07/29	822	760	791	0.1%	(3) (6) (7) (18)
		Subordinated Term Loan	10.5% PIK	07/22	07/29	273	256	268	—%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		26	26	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		26	26	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (31)
						2,036	1,949	2,028

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	07/22	07/27	12,334	12,151	12,175	2.0%	(6) (7) (14)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	414	0.1%	(6)
						12,334	12,477	12,589

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.3% Cash	05/21	08/29	7,511	7,451	6,710	1.1%	(7) (9)
						7,511	7,451	6,710

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	11/21	11/28	1,580	1,650	1,544	0.2%	(3) (6) (7) (18)
						1,580	1,650	1,544

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/22	11/28	6,234	6,086	6,110	1.0%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 9.9% Cash	11/22	11/28	—	(29)	(25)	—%	(6) (7) (15)
						6,234	6,057	6,085

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.3% Cash	11/21	11/27	1,780	1,823	1,725	0.3%	(3) (6) (7) (22)
						1,780	1,823	1,725

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	3,984	3,925	4,153	0.7%
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash, 1.0% PIK	08/20	10/26	249	235	241	—%	(7) (8)
						4,233	4,160	4,394

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.1% Cash	11/21	11/27	3,032	2,973	2,992	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.1% Cash	11/21	11/27	—	(5)	(4)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	983	969	965	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	115	—%	(6) (31)
						4,015	4,065	4,068

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.8% Cash	11/21	11/28	1,847	1,869	1,827	0.3%	(3) (6) (7) (13)
						1,847	1,869	1,827

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	10/21	10/27	2,545	2,502	2,495	0.4%	(6) (7) (8)
						2,545	2,502	2,495

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	2,282	2,428	2,234	0.4%	(3) (6) (7) (13)
						2,282	2,428	2,234

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	01/21	01/28	$846	$827	$836	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	01/21	01/28	200	216	198	—%	(3) (6) (7) (18)
						1,046	1,043	1,034

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.1% Cash	12/22	12/29	2,620	2,440	2,488	0.4%	(3) (6) (7) (12)
						2,620	2,440	2,488

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	05/21	05/28	12,065	11,831	8,868	1.4%	(7) (8)
						12,065	11,831	8,868

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	08/21	08/27	6,022	5,891	5,368	0.9%	(6) (7) (9)
						6,022	5,891	5,368

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	03/23	07/29	9,600	9,026	9,024	1.5%	(6) (7) (15)
						9,600	9,026	9,024

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,262	2.3%
		Preferred Stock- Series C (7,309 shares)	7.0% PIK	07/22	N/A		7,230	7,427	1.2%	(6)
						13,600	20,830	21,689

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,760	0.3%	(6)
						2,000	2,000	1,760

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/21	10/28	2,281	2,310	2,196	0.4%	(3) (6) (7) (12)
						2,281	2,310	2,196

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	10/21	10/27	3,833	3,802	3,800	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.7% Cash	10/21	10/27	715	710	709	0.1%	(6) (7) (9)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	817	0.1%	(6) (31)
						4,548	5,108	5,326

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	676	676	691	0.1%
						676	676	691

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.7% Cash	12/20	12/27	2,228	2,377	2,179	0.4%	(3) (6) (7) (19)
						2,228	2,377	2,179

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.9% Cash	07/22	07/30	2,273	2,187	2,202	0.4%	(6) (7) (14)
		LP Units (227 units)	N/A	07/22	N/A		227	239	—%	(6) (31)
						2,273	2,414	2,441

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.5% Cash	06/22	06/26	6,093	5,697	5,911	1.0%	(6) (7) (12)
						6,093	5,697	5,911

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	12/21	12/28	3,747	3,684	3,627	0.6%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	07/22	12/28	1,030	1,012	997	0.2%	(6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.4% Cash	12/21	12/28	—	(12)	(23)	—%	(6) (7) (9)
						4,777	4,684	4,601

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 3.5% Cash, 8.5% PIK	06/21	03/26	$1,498	$1,659	$1,347	0.2%	(3) (6) (7) (24)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (31)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (31)
						1,498	2,048	1,347

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	2,159	2,132	2,137	0.3%	(3) (6) (7) (15)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	327	0.1%	(3) (6) (31)
						2,159	2,473	2,464

Carlson Travel, Inc.	Business Travel Management	First Lien Senior Secured Bond	8.5% Cash	11/21	11/26	2,898	2,707	2,261	0.4%
		Series A Convertible Preferred Units (6,205 units)	15.0% PIK	01/23	N/A		540	517	0.1%	(31)
		Common Stock (124,051 shares)	N/A	11/21	N/A		2,345	1,039	0.2%	(31)
						2,898	5,592	3,817

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	4,079	3,983	3,931	0.6%	(3) (6) (7) (13)
						4,079	3,983	3,931

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	10,270	10,098	9,988	1.6%	(6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.7% Cash	12/22	02/28	1,595	1,549	1,551	0.3%	(6) (7) (15)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(28)	(45)	—%	(6) (7) (8)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	1,030	0.2%	(6) (31)
						11,865	12,170	12,524

Cineworld Group PLC	Leisure Products	Warrants (371,024 units)	N/A	07/22	N/A		68	—	—%	(3) (31)
							68	—

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,765	7,779	1.3%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,308	3,109	3,097	0.5%	(6)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,359	0.9%	(6) (31)
						11,618	15,421	16,235

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	11/21	11/28	1,995	1,955	1,967	0.3%	(3) (6) (7) (9)
						1,995	1,955	1,967

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	379	373	371	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	164	—%	(6) (31)
						379	498	535

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	04/22	04/28	6,875	6,756	6,782	1.1%	(6) (7) (16)
		Revolver	SOFR + 5.75%, 10.6% Cash	04/22	04/28	—	(9)	(8)	—%	(6) (7) (16)
						6,875	6,747	6,774

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/22	10/29	1,012	905	990	0.2%	(3) (6) (7) (12)
						1,012	905	990

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	$17,399	$17,383	$8,821	1.4%	(6) (30)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	16	—%	(31)
						17,399	17,557	8,837

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash, 3.5% PIK	09/21	09/28	10,196	10,670	10,051	1.6%	(3) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	244	—%	(3) (6) (31)
		Class B Units (231 units)	N/A	09/21	N/A		538	622	0.1%	(3) (6) (31)
						10,196	11,456	10,917

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	09/20	09/27	2,061	1,955	2,050	0.3%	(3) (6) (7) (17)
						2,061	1,955	2,050

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	12/21	12/28	5,650	5,745	5,558	0.9%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	12/21	12/28	3,382	3,310	3,327	0.5%	(3) (6) (7) (15)
						9,032	9,055	8,885

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	01/21	01/27	7,941	7,819	7,892	1.3%	(6) (7) (8)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	607	0.1%	(6) (31)
						7,941	8,222	8,499

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	11/22	11/28	1,913	1,873	1,876	0.3%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.8% Cash	11/22	11/28	—	(10)	(9)	—%	(6) (7) (15)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	100	—%	(6) (31)
						1,913	1,959	1,967

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	12/21	12/26	682	671	674	0.1%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 10.9% Cash	12/21	12/26	—	(3)	(3)	—%	(6) (7) (8)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	51	—%	(6) (31)
						682	723	722

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	11/22	09/28	3,794	3,661	3,672	0.6%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 10.2% Cash	11/22	09/28	—	(8)	(7)	—%	(6) (7) (14)
						3,794	3,653	3,665

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	04/21	04/28	2,933	3,183	2,886	0.5%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	04/21	04/28	3,803	3,724	3,741	0.6%	(3) (6) (7) (13)
						6,736	6,907	6,627

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	09/21	09/28	197	178	158	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	09/21	09/28	3,177	3,132	3,072	0.5%	(3) (6) (7) (9)
						3,374	3,310	3,230

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	06/22	06/28	1,000	987	989	0.2%	(3) (6) (7) (15)
						1,000	987	989

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	07/21	07/27	13,596	13,356	13,364	2.2%	(6) (7) (15)
						13,596	13,356	13,364

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.9% Cash	11/21	11/29	$7,605	$7,488	$7,460	1.2%	(6) (7) (8)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	354	0.1%	(6) (31)
						7,605	7,777	7,814

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	683	663	663	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	205	—%	(6) (31)
						683	868	868

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	09/21	09/27	3,715	3,657	3,679	0.6%	(6) (7) (9)
						3,715	3,657	3,679

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	8,091	7,901	7,742	1.3%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	803	783	765	0.1%	(6) (7) (9)
						8,894	8,684	8,507

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	02/21	12/25	3,906	3,883	3,897	0.6%	(6) (7) (9)
						3,906	3,883	3,897

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	04/21	04/28	4,422	4,352	4,390	0.7%	(6) (7) (9)
						4,422	4,352	4,390

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	11/21	11/27	6,739	6,602	6,757	1.1%	(6) (7) (8)
		Revolver	LIBOR + 5.00%, 9.8% Cash	11/21	11/27	—	(17)	—	—%	(6) (7) (8)
						6,739	6,585	6,757

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	12/22	12/29	1,004	899	927	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.1% Cash	12/22	12/29	511	497	498	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.8% Cash	12/22	12/29	1,488	1,440	1,451	0.2%	(3) (6) (7) (18)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	370	350	361	0.1%	(3) (6)
						3,373	3,186	3,237

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.3% Cash	03/22	03/28	1,716	1,856	1,523	0.2%	(3) (6) (7) (22)
						1,716	1,856	1,523

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	4,806	4,720	4,542	0.7%	(6) (7) (14)
		Revolver	SOFR + 6.50%, 11.4% Cash	07/22	07/28	94	91	85	—%	(6) (7) (14)
						4,900	4,811	4,627

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.6% Cash	01/23	01/30	1,655	1,585	1,583	0.3%	(3) (6) (7) (12)
						1,655	1,585	1,583

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,597	0.4%	(6)
							2,799	2,597

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	02/21	02/28	1,718	1,698	1,693	0.3%	(6) (7) (9)
						1,718	1,698	1,693

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	03/22	03/29	2,444	2,389	2,383	0.4%	(3) (6) (7) (13)
						2,444	2,389	2,383

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		$3,823	$3,239	0.5%	(6)
							3,823	3,239

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.5% Cash	12/20	12/26	$2,447	2,415	2,418	0.4%	(6) (7) (9)
						2,447	2,415	2,418

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	05/22	05/30	7,143	7,012	7,043	1.1%	(6) (7) (15)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	502	0.1%	(6) (31)
						7,143	7,516	7,545

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,278	8,363	1.4%
						10,000	9,278	8,363

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,281	1,294	0.2%	(3) (6) (31)
							1,281	1,294

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.4% Cash	04/22	04/29	1,759	1,789	1,694	0.3%	(3) (6) (7) (18)
						1,759	1,789	1,694

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	10/22	02/26	1,571	1,518	1,517	0.2%	(6) (7) (14)
						1,571	1,518	1,517

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	05/21	05/27	7,426	7,202	7,426	1.2%	(6) (7) (9)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	1,119	0.2%	(6) (31)
						7,426	8,091	8,545

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.4% Cash	11/21	11/28	765	709	845	0.1%	(6) (7) (9)
		Common Stock (140,005 shares)	N/A	11/21	NA		65	20	—%	(31)
						765	774	865

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	08/21	08/28	14,665	14,428	14,527	2.3%	(6) (7) (8)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	30	—%	(6) (31)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	131	—%	(6) (31)
						14,665	14,535	14,688

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	12/22	12/28	12,549	12,188	12,193	2.0%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.2% Cash	12/22	12/28	—	(55)	(55)	—%	(6) (7) (15)
		Partnership Units (515 units)	N/A	12/22	N/A		515	514	0.1%	(6) (31)
						12,549	12,648	12,652

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.4% Cash	07/22	07/27	1,647	1,670	1,609	0.3%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 10.2% Cash	07/22	07/27	2,879	2,806	2,805	0.5%	(3) (6) (7) (25)
						4,526	4,476	4,414

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% Cash, 1.0% PIK	06/22	06/29	468	445	426	0.1%	(3) (6) (7) (11)
						468	445	426

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	07/22	07/29	752	672	731	0.1%	(3) (6) (7) (12)
						752	672	731

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	10/22	10/29	$636	$554	$613	0.1%	(3) (6) (7) (12)
						636	554	613

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,181	2,018	2,119	0.3%	(3) (6) (7) (22)
						2,181	2,018	2,119

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	09/22	09/28	619	570	593	0.1%	(3) (6) (7) (21)
						619	570	593

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	425	421	418	0.1%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	12/28	3,560	3,494	3,512	0.6%	(6)*
						3,985	3,915	3,930

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	10/22	10/29	5,089	4,465	4,957	0.8%	(3) (6) (7) (12)
						5,089	4,465	4,957

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	03/21	03/27	4,479	4,416	4,107	0.7%	(6) (7) (14)
						4,479	4,416	4,107

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/22	11/28	8,500	8,276	8,324	1.3%	(3) (6) (7) (16)
						8,500	8,276	8,324

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.6% Cash	07/22	07/25	5,757	5,677	5,554	0.9%	(6) (7) (16)
		Revolver	SOFR + 8.50%, 13.6% Cash	07/22	07/25	—	(8)	(20)	—%	(6) (7) (16)
						5,757	5,669	5,534

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	09/22	09/29	326	281	318	0.1%	(3) (6) (7) (29)
						326	281	318

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	05/21	04/28	3,477	3,758	3,391	0.5%	(3) (6) (7) (12)
						3,477	3,758	3,391

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.2% Cash	09/20	12/28	2,843	2,832	2,409	0.4%	(7) (9)
						2,843	2,832	2,409

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.2% Cash	11/21	11/28	2,642	2,688	2,602	0.4%	(3) (6) (7) (13)
						2,642	2,688	2,602

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	04/21	04/28	4,253	4,492	3,732	0.6%	(3) (6) (7) (13)
						4,253	4,492	3,732

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.1% Cash	12/20	12/27	834	902	834	0.1%	(3) (6) (7) (12)
						834	902	834

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.3% Cash	08/22	08/29	1,308	1,193	1,276	0.2%	(3) (6) (7) (12)
						1,308	1,193	1,276

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	10/22	10/29	4,665	4,048	4,539	0.7%	(3) (6) (7) (11)
						4,665	4,048	4,539

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	12/21	12/27	$4,524	$4,341	$4,330	0.7%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.5% Cash	12/21	12/27	12	(1)	(2)	—%	(6) (7) (15)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		375	375	0.1%	(6) (31)
						4,536	4,715	4,703

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,443	1,443	1,443	0.2%
						1,443	1,443	1,443

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	05/21	07/24	3,587	3,516	3,400	0.5%	(6) (7) (8)
						3,587	3,516	3,400

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.75%, 10.0% Cash	03/22	03/27	2,021	2,189	1,976	0.3%	(3) (6) (7) (25)
						2,021	2,189	1,976

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	02/22	02/28	2,785	2,738	2,680	0.4%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	02/22	02/28	696	675	675	0.1%	(6) (7) (16)
		Revolver	LIBOR + 5.50%, 10.5% Cash	02/22	02/28	—	(7)	(16)	—%	(6) (7) (9)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	162	—%	(6) (31)
						3,481	3,503	3,501

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	11/20	11/26	4,968	4,858	4,886	0.8%	(6) (7) (10)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	74	—%	(6) (31)
						4,968	4,937	4,960

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	10/21	10/27	18,862	18,564	18,673	3.0%	(6) (7) (9)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	799	0.1%	(6) (31)
						18,862	19,415	19,472

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.6% Cash	12/20	12/27	5,460	5,371	5,379	0.9%	(6) (7) (15)
						5,460	5,371	5,379

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/21	12/28	3,393	3,398	3,229	0.5%	(3) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,079	1,086	1,001	0.2%	(3) (6)
						4,472	4,484	4,230

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	10,900	10,741	10,782	1.7%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(28)	(21)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	54	—%	(6)*
						10,900	10,752	10,815

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	08/20	12/23	6,591	6,579	5,932	1.0%	(9)
		First Lien Senior Secured Term Loan	LIBOR + 3.25%, 8.1% Cash	08/20	12/23	67	47	47	—%	(7) (8)
						6,658	6,626	5,979

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.3% Cash	04/22	04/25	10,000	9,932	9,931	1.6%	(6) (7) (15)
						10,000	9,932	9,931

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.9% Cash	01/21	12/25	$3,319	$3,294	$3,265	0.5%	(6) (7) (9)
						3,319	3,294	3,265

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	04/22	09/27	4,836	4,753	3,932	0.6%	(6) (7) (8)
						4,836	4,753	3,932

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	2,220	2,221	1,913	0.3%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	06/27	46	42	25	—%	(3) (6) (7) (12)
						2,266	2,263	1,938

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	02/22	02/28	6,583	6,491	6,502	1.1%	(6) (7) (15)
		Revolver	Prime + 5.50%, 13.5% Cash	02/22	02/28	966	951	953	0.2%	(6) (7) (28)
						7,549	7,442	7,455

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	07/21	06/27	4,381	4,306	4,339	0.7%	(6) (7) (9)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	453	0.1%	(6) (31)
						4,381	4,679	4,792

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	02/22	10/27	3,833	4,082	3,190	0.5%	(3) (7) (19)
						3,833	4,082	3,190

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.0% Cash	08/22	08/29	1,499	1,565	1,463	0.2%	(3) (6) (7) (27)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	58	—%	(3) (6) (31)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	27	—%	(3) (6) (31)
						1,499	1,621	1,548

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	08/21	08/27	909	895	792	0.1%	(6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	25	—%	(6) (31)
						909	972	817

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.7% Cash	12/20	12/26	1,946	2,078	1,913	0.3%	(3) (6) (7) (20)
						1,946	2,078	1,913

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	11/20	11/27	1,322	1,349	1,284	0.2%	(3) (6) (7) (19)
						1,322	1,349	1,284

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	08/20	08/26	5,031	4,955	4,978	0.8%	(6) (7) (8)
						5,031	4,955	4,978

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	03/22	03/28	6,988	7,331	6,401	1.0%	(3) (6) (7) (22)
						6,988	7,331	6,401

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.7% Cash	12/21	12/27	$2,933	$2,891	$2,801	0.5%	(6) (7) (8)
		Revolver	LIBOR + 5.50%, 10.3% Cash	12/21	12/27	68	59	38	—%	(6) (7) (9)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	243	—%	(6) (31)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	3	—%	(6) (31)
						3,001	3,216	3,085

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	02/21	02/27	8,083	7,997	7,946	1.3%	(6) (7) (14)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	02/21	02/27	1,152	1,139	1,133	0.2%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	11/22	02/27	5,923	5,786	5,793	0.9%	(6) (7) (15)
						15,158	14,922	14,872

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	01/23	01/30	2,109	2,035	2,031	0.3%	(3) (6) (7) (13)
						2,109	2,035	2,031

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	10/21	10/28	2,703	2,864	2,649	0.4%	(3) (6) (7) (19)
		Revolver	SONIA + 5.25%, 7.4% Cash	10/21	04/23	97	104	97	—%	(3) (6) (7) (19)
						2,800	2,968	2,746

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4%	03/23	02/29	4,263	4,136	4,135	0.7%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.4%	03/23	02/29	—	(22)	(22)	—%	(6) (7) (15)
						4,263	4,114	4,113

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	10/21	09/27	3,945	3,883	3,903	0.6%	(6) (7) (15)
						3,945	3,883	3,903

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	01/22	01/28	3,182	3,388	3,061	0.5%	(3) (6) (7) (22)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	01/22	01/28	3,479	3,395	3,307	0.5%	(3) (6) (7) (16)
						6,661	6,783	6,368

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	09/22	10/29	2,182	1,906	2,121	0.3%	(3) (6) (7) (12)
						2,182	1,906	2,121

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	12/21	12/28	6,566	6,453	6,475	1.0%	(6) (7) (15)
		Revolver	SOFR + 5.75%, 10.6% Cash	12/21	12/28	—	(22)	(18)	—%	(6) (7) (15)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	226	—%	(6) (31)
						6,566	6,642	6,683

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	03/22	03/29	1,801	1,770	1,777	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.00%, 9.8% Cash	03/22	03/28	558	546	549	0.1%	(6) (7) (15)
						2,359	2,316	2,326

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	06/21	06/28	6,732	7,243	6,345	1.0%	(3) (6) (7) (12)
						6,732	7,243	6,345

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	12/20	12/26	10,778	10,716	10,487	1.7%	(6) (7) (15)
						10,778	10,716	10,487

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 7.7% Cash	06/21	05/28	$1,312	$1,462	$1,312	0.2%	(3) (6) (7) (19)
						1,312	1,462	1,312

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	06/21	06/28	360	395	351	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	06/21	06/28	597	584	582	0.1%	(3) (6) (7) (9)
						957	979	933

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash	12/21	12/27	2,258	2,221	2,190	0.4%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	12/22	12/27	2,274	2,209	2,206	0.4%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	03/23	12/27	2,385	2,313	2,313	0.4%	(6) (7) (15)
		Revolver	LIBOR + 6.00%, 11.0% Cash	12/21	12/27	56	49	47	—%	(6) (7) (9)
		LP Units (277 units)	N/A	07/22	N/A		280	286	—%	(6) (31)
						6,973	7,072	7,042

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,636	4,185	4,312	0.7%	(6)
						4,636	4,185	4,312

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.7% Cash	08/21	08/27	12,745	12,565	12,615	2.0%	(6) (7) (9)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	136	—%	(6) (31)
						12,745	12,651	12,751

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	137	137	133	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	137	137	129	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	137	137	125	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	137	137	122	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	6,986	6,986	6,166	1.0%	(3) (6)
						7,534	7,534	6,675

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	12/21	12/27	4,824	5,042	4,746	0.8%	(3) (6) (7) (21)
						4,824	5,042	4,746

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	12/21	12/27	2,100	2,066	2,069	0.3%	(6) (7) (16)
		Revolver	SOFR + 4.75%, 9.8% Cash	12/21	12/27	—	(4)	(4)	—%	(6) (7) (16)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	466	0.1%	(6) (31)
						2,100	2,432	2,531

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash, 4.0% PIK	12/21	06/26	20,987	20,536	20,536	3.3%	(6) (7) (8)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	126	—%	(6) (31)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	43	—%	(6) (31)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (31)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	12	—%	(6) (31)
						20,987	20,536	20,717

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.1% Cash	12/20	12/26	11,785	11,612	11,651	1.9%	(6) (7) (9)
						11,785	11,612	11,651

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.0% Cash	06/21	06/28	$5,650	$6,025	$5,650	0.9%	(3) (6) (7) (13)
						5,650	6,025	5,650

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	08/21	07/28	3,147	3,071	3,065	0.5%	(3) (6) (7) (16)
						3,147	3,071	3,065

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	659	648	655	0.1%	(6) (7) (10)
		Revolver	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	71	68	70	—%	(6) (7) (10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	75	—%	(6) (31)
						762	813	830

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	03/21	03/28	354	375	335	0.1%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.25%, 8.3% Cash	03/21	03/27	737	789	710	0.1%	(3) (6) (7) (13)
						1,091	1,164	1,045

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	05/22	05/29	888	826	825	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.3% Cash	05/22	05/29	866	844	832	0.1%	(3) (6) (7) (9)
						1,754	1,670	1,657

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 7.4% Cash	09/21	09/26	2,831	3,005	2,712	0.4%	(3) (6) (7) (20)
						2,831	3,005	2,712

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	03/23	03/29	606	588	588	0.1%	(6) (7) (15)
		Revolver	SOFR + 5.75%, 10.4% Cash	03/23	03/29	—	(7)	(7)	—%	(6) (7) (15)
		Preferred Stock (148 shares)	N/A	03/23	N/A		144	144	—%	(6) (31)
		Common Stock (242,424.24 shares)	N/A	03/23	N/A		3	3	—%	(6) (31)
						606	728	728

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/20	12/27	2,344	2,456	2,220	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.3% Cash	12/20	12/27	367	363	358	0.1%	(3) (6) (7) (9)
						2,711	2,819	2,578

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	5,541	5,333	5,344	0.9%	(6) (7) (16)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	236	202	204	—%	(6) (7) (16)
						5,777	5,535	5,548

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	11/22	11/28	9,903	9,542	9,562	1.5%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.4% Cash	11/22	11/28	264	225	228	—%	(6) (7) (15)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	399	0.1%	(6) (31)
						10,167	10,167	10,189

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	08/20	07/26	4,995	4,933	4,995	0.8%	(6) (7) (15)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	65	—%	(6) (31)
						4,995	5,014	5,060

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.4% Cash	11/21	11/27	$7,602	$7,451	$6,667	1.1%	(6) (7) (9)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	130	—%	(6) (31)
						7,602	7,846	6,797

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	12/20	12/26	7,015	7,397	6,910	1.1%	(6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	06/22	12/26	2,107	2,005	2,076	0.3%	(6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	12/20	12/26	1,634	1,602	1,605	0.3%	(6) (7) (8)
						10,756	11,004	10,591

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.3% Cash	04/21	04/29	1,859	1,828	1,839	0.3%	(6) (7) (9)
						1,859	1,828	1,839

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	08/21	06/28	6,261	6,840	6,175	1.0%	(3) (6) (7) (19)
						6,261	6,840	6,175

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/21	12/28	2,253	2,250	2,107	0.3%	(3) (6) (7) (12)
						2,253	2,250	2,107

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	08/22	08/28	5,571	5,450	5,465	0.9%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.6% Cash	08/22	08/28	204	188	190	—%	(6) (7) (15)
						5,775	5,638	5,655

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	10/20	10/25	14,911	14,699	14,744	2.4%	(6) (7) (8)
						14,911	14,699	14,744

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	12/20	12/26	4,814	4,742	4,760	0.8%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	12/20	09/23	142	129	113	—%	(6) (7) (9)
		Preferred Stock (84.8 shares)	N/A	12/20	N/A		85	112	—%	(6) (31)
						4,956	4,956	4,985

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	06/22	07/29	1,554	1,401	1,492	0.2%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.9% Cash	06/22	07/29	423	391	403	0.1%	(3) (6) (7) (26)
						1,977	1,792	1,895

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	03/23	03/28	6,233	5,990	5,989	1.0%	(6) (7) (15)
		Revolver	SOFR + 6.75%, 11.6% Cash	03/23	03/28	89	70	70	—%	(6) (7) (15)
						6,322	6,060	6,059

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	12/21	12/28	1,731	1,699	1,706	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.5% Cash	12/21	12/28	—	(5)	(4)	—%	(6) (7) (15)
						1,731	1,694	1,702

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	05/22	03/29	3,301	3,146	3,239	0.5%	(3) (6) (7) (13)
		Revolver	EURIBOR + 6.00%, 9.2% Cash	05/22	03/29	—	(11)	(7)	—%	(3) (6) (7) (13)
						3,301	3,135	3,232

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	11/28	475	395	406	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	499	479	476	0.1%	(3) (6) (7) (13)
						974	874	882

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Serta Simmons Bedding LLC	Home Furnishings	Super Priority Second Out	LIBOR + 7.50%	09/20	08/23	$1,950	$1,899	$1,104	0.2%	(7) (9) (30)
						1,950	1,899	1,104

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	01/30	17,400	16,875	16,880	2.7%	(3) (6) (7) (15)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	600	0.1%	(3) (6) (31)
						17,400	17,475	17,480

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	12/20	12/26	4,888	4,822	4,677	0.8%	(6) (7) (9)
						4,888	4,822	4,677

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	11/21	10/27	8,132	7,984	7,909	1.3%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.6% Cash	11/21	10/27	—	(9)	(14)	—%	(6) (7) (9)
						8,132	7,975	7,895

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/20	12/26	4,567	4,506	4,488	0.7%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/22	12/26	1,880	1,846	1,848	0.3%	(6) (7) (15)
						6,447	6,352	6,336

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	3,864	3,452	3,852	0.6%	(3) (6)
						3,864	3,452	3,852

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	12/22	12/29	13,564	13,236	13,243	2.1%	(6) (7) (15)
		Revolver	SOFR + 6.25%, 11.4% Cash	12/22	12/28	—	(28)	(28)	—%	(6) (7) (15)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	311	0.1%	(6) (31)
						13,564	13,518	13,526

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	11/22	03/27	1,935	1,887	1,889	0.3%	(6) (7) (15)
		Revolver	Prime + 4.00%, 12.0% Cash	11/22	03/27	16	12	13	—%	(6) (7) (28)
						1,951	1,899	1,902

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	10/22	10/28	3,047	2,889	2,905	0.5%	(6) (7) (14)
		Revolver	SOFR + 5.00%, 9.8% Cash	10/22	10/28	—	(16)	(15)	—%	(6) (7) (14)
						3,047	2,873	2,890

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.2% Cash	12/20	11/27	474	466	460	0.1%	(3) (6) (7) (18)
						474	466	460

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.40%, 11.2% Cash	10/21	04/27	4,640	4,585	4,603	0.7%	(3) (6) (7) (15)
						4,640	4,585	4,603

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	12/21	12/27	16,323	16,053	16,133	2.6%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.7% Cash	12/21	12/27	—	(23)	(17)	—%	(6) (7) (9)
						16,323	16,030	16,116

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		7,945	7,197	1.2%	(6)
							7,945	7,197

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	11/21	10/28	4,106	4,069	3,849	0.6%	(3) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.6% Cash	11/21	10/26	478	474	449	0.1%	(3) (6) (7) (8)
						4,584	4,543	4,298

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	$1,067	$1,053	$1,035	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	28	—%	(6) (31)
						1,067	1,076	1,063

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	03/22	03/28	7,309	7,167	7,199	1.2%	(6) (7) (14)
		Revolver	SOFR + 5.75%, 10.7% Cash	03/22	03/28	185	173	176	—%	(6) (7) (14)
						7,494	7,340	7,375

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.7% Cash	11/22	11/29	1,678	1,490	1,611	0.3%	(3) (6) (7) (18)
						1,678	1,490	1,611

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	11/21	11/28	2,948	2,977	2,877	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 8.7% Cash	11/21	05/28	62	56	58	—%	(3) (6) (7) (12)
						3,010	3,033	2,935

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/23	586	578	580	0.1%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	3,611	3,559	3,575	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	—	(10)	(8)	—%	(6) (7) (9)
						4,197	4,127	4,147

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	266	262	262	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	230	—%	(6) (31)
						266	501	492

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.2% Cash	10/21	12/27	805	751	765	0.1%	(6) (7) (9)
		Revolver	LIBOR + 4.25%, 9.2% Cash	10/21	12/27	—	(11)	(9)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	3,297	3,243	3,263	0.5%	(6) (7) (10)
						4,102	3,983	4,019

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	07/22	07/28	12,955	12,691	12,731	2.1%	(6) (7) (14)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	2,989	2,931	2,937	0.5%	(6)
						15,944	15,622	15,668

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.4% Cash	04/22	04/30	7,569	7,432	7,468	1.2%	(6) (7) (15)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	575	0.1%	(6) (31)
						7,569	7,841	8,043

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.7% Cash	12/22	12/29	2,303	2,226	2,251	0.4%	(3) (6) (7) (23)
		Revolver	CDOR + 6.75%, 11.7% Cash	12/22	12/28	—	(4)	(4)	—%	(3) (6) (7) (23)
						2,303	2,222	2,247

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	02/21	02/27	16,689	16,508	16,487	2.7%	(6) (7) (9)
						16,689	16,508	16,487

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	5,958	5,862	5,850	0.9%	(3) (6) (7)
						5,958	5,862	5,850

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount		Cost		Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	12/22	12/28	$637		$593		$595	0.1%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 10.4% Cash	12/22	12/28	—		(3)		(3)	—%	(6) (7) (15)
		Partnership Units (4,673 units)	N/A	12/22	N/A			5		5	—%	(6) (31)
						637		595		597

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/21	12/25	8,136		8,010		7,999	1.3%	(6) (7) (9)
						8,136		8,010		7,999

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	07/21	09/26	7,917		7,806		7,816	1.3%	(6) (7) (15)
						7,917		7,806		7,816

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	09/20	09/27	1,031		1,050		913	0.1%	(3) (6) (7) (18)
						1,031		1,050		913

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	06/22	06/29	906		871		853	0.1%	(3) (6) (7) (18)
						906		871		853

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.2% Cash	04/22	03/29	1,772		1,698		1,687	0.3%	(3) (6) (7) (13)
						1,772		1,698		1,687

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	03/23	03/30	2,059		1,950		1,983	0.3%	(3) (6) (7) (12)
						2,059		1,950		1,983

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.5% Cash	09/20	09/27	761		825		739	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	02/21	09/27	364		364		354	0.1%	(3) (6) (7) (9)
						1,125		1,189		1,093

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.9% Cash	03/22	01/29	7,980		8,410		7,549	1.2%	(3) (6) (7) (19)
						7,980		8,410		7,549

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	8,571		8,571		7,203	1.2%	(6)
						8,571		8,571		7,203

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	06/21	06/28	12,420		12,226		12,048	1.9%	(6) (7) (9)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A			164		310	0.1%	(6) (31)
						12,420		12,390		12,358

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	10/20	06/25	2,404		2,398		2,332	0.4%	(6) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	10/20	06/25	1,052	0	1,015	0	1,014	0.2%	(6) (7) (16)
						3,456		3,413		3,346

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/23	8,775		8,440		8,645	1.4%	(6)
						8,775		8,440		8,645

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	02/23	02/29	6,339		6,089		6,085	1.0%	(6) (7) (15)
		Revolver	SOFR + 7.00%, 11.9% Cash	02/23	02/29	—		(37)		(38)	—%	(6) (7) (15)
		LP Units (31,543.6 units)	N/A	02/23	N/A			315		315	0.1%	(6) (31)
						6,339		6,367		6,362

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	2,070		2,070		1,672	0.3%	(6)
						2,070		2,070		1,672

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	12/21	12/27	$3,327	$3,273	$2,991	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.9% Cash	12/21	12/27	835	818	729	0.1%	(6) (7) (9)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	464	0.1%	(6) (31)
						4,162	4,868	4,184

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	10/22	10/28	5,377	5,227	5,240	0.8%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.8% Cash	10/22	10/28	419	398	400	0.1%	(6) (7) (15)
						5,796	5,625	5,640

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	05/22	05/29	5,515	5,345	5,351	0.9%	(3) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,081	2,022	2,031	0.3%	(3) (6)
		Common Stock (18,266,390 shares)	N/A	05/22	N/A		226	226	—%	(3) (6) (31)
						7,596	7,593	7,608

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	02/22	02/28	2,015	1,987	1,990	0.3%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.9% Cash	02/22	02/28	—	(7)	(5)	—%	(6) (7) (9)
		LLC Units (76.3 units)	N/A	02/22	02/28		76	99	—%	(6) (31)
						2,015	2,056	2,084

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.4% Cash	03/22	03/29	2,991	3,080	2,807	0.5%	(3) (6) (7) (18)
						2,991	3,080	2,807

Subtotal Non–Control / Non–Affiliate Investments (187.8%)						1,162,935	1,195,806	1,161,596

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	15,071	2.4%	(3)(31)
							14,646	15,071

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	07/21	07/28	2,156	2,105	2,156	0.3%	(6) (8)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,228	2,246	0.4%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		46,065	70,716	11.4%	(6)
						4,402	50,398	75,118

Rocade Holdings LLC	Other Financial	Preferred LP Units (45,000 units)	SOFR + 6.0% PIK	02/23	N/A		45,000	45,000	7.3%	(6)
		LP Units (15.4 units)	N/A	02/23	N/A		—	—	—%	(6) (31)
							45,000	45,000

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		15,006	9,101	1.5%	(31)
							15,006	9,101

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		22,556	19,021	3.1%	(3)
							22,556	19,021

Subtotal Affiliate Investments (26.4%)						4,402	147,606	163,311

Total Investments, March 31, 2023 (214.2%)*						$1,167,337	$1,343,412	$1,324,907

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$26,797	A$39,836	BNP Paribas SA	04/11/23	$88

Foreign currency forward contract (CAD)	C$168	$123	HSBC Bank USA	04/11/23	1
Foreign currency forward contract (CAD)	$4,389	C$5,962	HSBC Bank USA	04/11/23	(19)

Foreign currency forward contract (DKK)	104kr.	$15	HSBC Bank USA	04/11/23	—
Foreign currency forward contract (DKK)	$542	3,770kr.	Fifth Third Bank	04/11/23	(8)
Foreign currency forward contract (DKK)	$11	75kr.	HSBC Bank USA	04/11/23	—

Foreign currency forward contract (EUR)	€2,000	$2,142	HSBC Bank USA	04/11/23	33
Foreign currency forward contract (EUR)	$91,411	€85,552	BNP Paribas SA	04/11/23	(1,632)

Foreign currency forward contract (GBP)	£1,200	$1,470	HSBC Bank USA	04/11/23	14
Foreign currency forward contract (GBP)	$19,375	£16,013	HSBC Bank USA	04/11/23	(431)

Foreign currency forward contract (NZD)	$5,747	NZ$9,139	Fifth Third Bank	04/11/23	18
Foreign currency forward contract (NZD)	$115	NZ$184	HSBC Bank USA	04/11/23	(1)

Foreign currency forward contract (NOK)	kr410	$38	HSBC Bank USA	04/11/23	1
Foreign currency forward contract (NOK)	$1,970	kr19,301	Fifth Third Bank	04/11/23	122
Foreign currency forward contract (NOK)	$74	kr725	HSBC Bank USA	04/11/23	4

Foreign currency forward contract (CHF)	900Fr.	$977	HSBC Bank USA	04/11/23	9
Foreign currency forward contract (CHF)	$1,989	1,822Fr.	HSBC Bank USA	04/11/23	(8)
Total Foreign Currency Forward Contracts, March 31, 2023					$(1,809)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of March 31, 2023 represented 214.2% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.8% of total investments at fair value as of March 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2023 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$14,730	$—	$—	$—	$341	$15,071	$—
		14,730	—	—	—	341	15,071	—

Eclipse Business Capital, LLC (d)	Revolver (LIBOR + 7.25%)	2,605	2	(449)	—	(2)	2,156	81
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	42
	LLC Units (44,197,541 units)	66,738	—	—	—	3,978	70,716	1,463
		71,589	3	(449)	—	3,975	75,118	1,586

Rocade Holdings LLC(d)	Preferred LP Units (45,000 units)	—	45,000	—	—	—	45,000	734
	LP Units (15.4 units)	—	—	—	—	—	—	—
		—	45,000	—	—	—	45,000	734

Thompson Rivers LLC	6.6% Member Interest	12,537	—	(3,763)	—	327	9,101	—
		12,537	—	(3,763)	—	327	9,101	—

Waccamaw River LLC	20% Member Interest	20,212	—	—	—	(1,191)	19,021	720
		20,212	—	—	—	(1,191)	19,021	720

Total Affiliate Investments		$119,068	$45,003	$(4,212)	$—	$3,452	$163,311	$3,040
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2023 was 4.85771%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2023 was 5.19271%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2023 was 5.31300%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2023 was 2.91500%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2023 was 3.03800%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2023 was 3.34100%.
(14)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2023 was 4.80247%.
(15)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2023 was 4.90855%.
(16)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2023 was 4.89968%.
(17)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2023 was 4.16870%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2023 was 4.29870%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2023 was 4.46810%.
(20)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2023 was 3.63340%.
(21)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2023 was 3.71500%.
(22)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2023 was 3.78750%.
(23)The interest rate on these loans is subject to 1Month CDOR, which as of March 31, 2023 was 4.95000%.
(24)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2023 was 5.02750%.
(25)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2023 was 5.15000%.
(26)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2023 was 1.41862%.
(27)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2023 was 3.38000%.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)
(28)The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00000%.
(29)The interest rate on these loans is subject to 12 Month EURIBOR, which as of March 31, 2023 was 3.62200%.
(30)Non-accrual investment.
(31)Investment is non-income producing.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	$793	$751	$774	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR+ 5.75%, 10.3% Cash	07/22	07/29	65	63	63	—%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	07/22	07/29	799	757	768	0.1%	(3) (6) (7) (18)
		Subordinated Term Loan	10.5% PIK	07/22	07/29	250	240	244	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		26	25	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		26	25	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (30)
						1,907	1,863	1,899

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/22	07/27	12,846	12,645	12,646	2.1%	(6) (7) (14)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	375	0.1%	(6) (30)
						12,846	12,971	13,021

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.3% Cash	05/21	08/29	7,511	7,449	6,522	1.1%	(7) (9)
						7,511	7,449	6,522

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.4% Cash	11/21	11/28	1,537	1,648	1,477	0.2%	(3) (6) (7) (18)
						1,537	1,648	1,477

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/22	11/28	6,250	6,097	6,094	1.0%	(6) (7) (16)
		Revolver	SOFR + 6.00%, 10.4% Cash	11/22	11/28	—	(31)	(31)	—%	(6) (7) (16)
						6,250	6,066	6,063

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 7.7% Cash	11/21	11/27	1,802	1,820	1,730	0.3%	(3) (6) (7) (22)
						1,802	1,820	1,730

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.00% Cash, 10.0% PIK	11/20	10/26	3,984	3,921	4,070	0.7%
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.7% Cash, 1.0% PIK	08/20	10/26	248	233	228	—%	(7) (8)
						4,232	4,154	4,298

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	3,040	2,978	2,993	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	—	(5)	(4)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	954	940	935	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	122	—%	(6) (30)
						3,994	4,041	4,046

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	1,814	1,867	1,772	0.3%	(3) (6) (7) (13)
						1,814	1,867	1,772

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	10/21	10/27	2,551	2,499	2,493	0.4%	(6) (7) (8)
						2,551	2,499	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	2,241	2,425	2,176	0.4%	(3) (6) (7) (13)
						2,241	2,425	2,176

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	12/20	12/26	$2,458	$2,424	$2,424	0.4%	(6) (7) (9)
						2,458	2,424	2,424

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.0% Cash	05/22	05/30	7,143	7,009	6,936	1.1%	(6) (7) (15)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	502	0.1%	(6) (30)
						7,143	7,513	7,438

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,274	8,642	1.4%
						10,000	9,274	8,642

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,281	1,288	0.2%	(3) (6) (30)
							1,281	1,288

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	04/22	04/29	1,489	1,559	1,437	0.2%	(3) (6) (7) (18)
						1,489	1,559	1,437

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	02/26	1,575	1,516	1,513	0.3%	(6) (7) (14)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	05/21	05/27	7,444	7,209	7,444	1.2%	(6) (7) (9)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	1,119	0.2%	(6) (30)
						7,444	8,098	8,563

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	765	716	852	0.1%	(6) (7) (9)
		Common Stock (33,601 shares)	N/A	11/21	N/A		56	28	—%	(30)
						765	772	880

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	08/21	08/28	14,702	14,456	14,539	2.4%	(6) (7) (8)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	29	—%	(6) (30)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	127	—%	(6) (30)
						14,702	14,563	14,695

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	12,581	12,207	12,203	2.0%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(57)	(58)	—%	(6) (7) (15)
		Partnership Units (515 units)	N/A	12/22	N/A		515	515	0.1%	(6) (30)
						12,581	12,665	12,660

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	07/22	07/27	1,668	1,668	1,625	0.3%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	07/22	07/27	2,910	2,801	2,828	0.5%	(3) (6) (7) (25)
						4,578	4,469	4,453

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	06/29	458	429	375	0.1%	(3) (6) (7) (11)
						458	429	375

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	07/22	07/29	739	672	716	0.1%	(3) (6) (7) (12)
						739	672	716

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	625	553	598	0.1%	(3) (6) (7) (12)
						625	553	598

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	$2,208	$2,016	$2,135	0.4%	(3) (6) (7) (22)
						2,208	2,016	2,135

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.6% Cash	09/22	09/28	626	569	598	0.1%	(3) (6) (7) (21)
						626	569	598

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	425	419	412	0.1%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	12/28	3,370	3,302	3,282	0.5%	(6)*
						3,795	3,721	3,694

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.7% Cash	10/22	10/29	4,999	4,461	4,846	0.8%	(3) (6) (7) (12)
						4,999	4,461	4,846

Hoffmaster Group Inc.	Packaging	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 8.7% Cash	07/20	11/23	2,488	2,364	2,241	0.4%	(7) (9)
						2,488	2,364	2,241

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	03/21	03/27	4,502	4,435	4,299	0.7%	(6) (7) (14)
						4,502	4,435	4,299

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/22	11/28	8,500	8,268	8,302	1.4%	(3) (6) (7) (16)
						8,500	8,268	8,302

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.7% Cash	07/22	07/25	5,769	5,680	5,682	0.9%	(6) (7) (15)
		Revolver	SOFR + 8.50%, 11.7% Cash	07/22	07/25	—	(9)	(9)	—%	(6) (7) (15)
						5,769	5,671	5,673

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	09/22	09/29	320	281	312	0.1%	(3) (6) (7) (12)
						320	281	312

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	05/21	04/28	3,415	3,755	3,306	0.5%	(3) (6) (7) (12)
						3,415	3,755	3,306

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.7% Cash	09/20	12/28	2,843	2,831	2,214	0.4%	(7) (9)
						2,843	2,831	2,214

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	2,595	2,686	2,525	0.4%	(3) (6) (7) (13)
						2,595	2,686	2,525

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	04/21	04/28	4,178	4,488	3,631	0.6%	(3) (6) (7) (13)
						4,178	4,488	3,631

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	12/20	12/27	820	901	804	0.1%	(3) (6) (7) (12)
						820	901	804

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	08/22	08/29	1,221	1,131	1,177	0.2%	(3) (6) (7) (12)
		Super Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	08/22	02/29	64	60	62	—%	(3) (6) (7) (12)
						1,285	1,191	1,239

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	10/22	10/29	4,583	4,044	4,436	0.7%	(3) (6) (7) (11)
						4,583	4,044	4,436

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	$714	$700	$703	0.1%	(6) (7) (8)
		Revolver	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	6	4	5	—%	(6) (7) (8)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		144	127	—%	(6) (30)
						720	848	835

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/21	09/24	7,652	7,571	7,617	1.3%	(6) (7) (15)
		Revolver	SOFR + 5.00%, 9.5% Cash	12/21	09/24	—	(4)	(2)	—%	(6) (7) (15)
						7,652	7,567	7,615

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,443	1,443	1,404	0.2%
						1,443	1,443	1,404

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	07/24	3,605	3,529	3,367	0.6%	(6) (7) (8)
						3,605	3,529	3,367

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	03/22	03/27	2,043	2,186	1,992	0.3%	(3) (6) (7) (25)
						2,043	2,186	1,992

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.2% Cash	02/22	02/28	2,785	2,736	2,745	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.2% Cash	02/22	02/28	—	(7)	(6)	—%	(6) (7) (8)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	115	—%	(6) (30)
						2,785	2,826	2,854

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	11/20	11/26	4,981	4,864	4,885	0.8%	(6) (7) (10)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	74	—%	(6) (30)
						4,981	4,943	4,959

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	18,910	18,598	18,689	3.1%	(6) (7) (9)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	769	0.1%	(6) (30)
						18,910	19,449	19,458

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/20	12/27	5,509	5,413	5,419	0.9%	(6) (7) (15)
						5,509	5,413	5,419

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	12/21	12/28	3,333	3,393	3,113	0.5%	(3) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,060	1,085	997	0.2%	(3) (6)
						4,393	4,478	4,110

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	10,928	10,761	10,794	1.8%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(29)	(24)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	49	—%	(6) (30)
						10,928	10,771	10,819

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	08/20	12/23	6,289	6,273	6,037	1.0%	(9)
		First Lien Senior Secured Term Loan	LIBOR + 3.25%, 7.6% Cash	08/20	12/23	67	47	50	—%	(7) (8)
						6,356	6,320	6,087

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 8.8% Cash	04/22	04/25	$10,000	$9,924	$9,923	1.6%	(6) (7) (14)
						10,000	9,924	9,923

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	01/21	12/25	3,319	3,292	3,223	0.5%	(6) (7) (9)
						3,319	3,292	3,223

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.3% Cash	04/22	09/27	4,861	4,774	4,725	0.8%	(6) (7) (8)
						4,861	4,774	4,725

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/24	356	330	341	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	1,825	1,889	1,752	0.3%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	06/27	46	42	40	—%	(3) (6) (7) (12)
						2,227	2,261	2,133

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	6,616	6,520	6,525	1.1%	(6) (7) (15)
		Revolver	Prime + 4.50%, 11.5% Cash	02/22	02/28	749	734	735	0.1%	(6) (7) (28)
						7,365	7,254	7,260

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	07/21	06/27	4,392	4,313	4,342	0.7%	(6) (7) (8)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	390	0.1%	(6) (30)
						4,392	4,686	4,732

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	02/22	10/27	3,729	4,077	3,100	0.5%	(3) (7) (18)
						3,729	4,077	3,100

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.1% Cash	08/22	08/29	1,594	1,563	1,551	0.3%	(3) (6) (7) (27)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	58	—%	(3) (6) (30)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	—	—%	(3) (6) (30)
						1,594	1,619	1,609

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	08/21	08/27	912	897	835	0.1%	(6) (7) (8)
		Partnership Units (76.9 Units)	N/A	08/21	N/A		77	54	—%	(6) (30)
						912	974	889

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.1% Cash	12/20	12/26	1,970	2,075	1,925	0.3%	(3) (6) (7) (20)
						1,970	2,075	1,925

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	11/20	11/27	1,211	1,270	1,189	0.2%	(3) (6) (7) (19)
						1,211	1,270	1,189

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.8% Cash	08/20	08/26	5,031	4,950	4,954	0.8%	(6) (7) (8)
						5,031	4,950	4,954

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	03/22	03/28	7,076	7,323	6,361	1.1%	(3) (6) (7) (22)
						7,076	7,323	6,361

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%,7.9% Cash	11/21	11/28	$2,905	$2,984	$2,772	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 7.9% Cash	11/21	05/28	91	89	84	—%	(3) (6) (7) (12)
						2,996	3,073	2,856

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/23	588	579	581	0.1%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	3,620	3,566	3,579	0.6%	(6) (7) (9)
		Revolver	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	—	(11)	(9)	—%	(6) (7) (9)
						4,208	4,134	4,151

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	263	259	259	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	255	—%	(6) (30)
						263	498	514

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	807	750	769	0.1%	(6) (7) (9)
		Revolver	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	—	(12)	(9)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	3,297	3,242	3,254	0.5%	(6) (7) (10)
						4,104	3,980	4,014

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	07/22	07/28	13,238	12,963	12,990	2.1%	(6) (7) (14)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	2,828	2,768	2,774	0.5%	(6)
						16,066	15,731	15,764

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.1% Cash	04/22	04/30	7,569	7,428	7,448	1.2%	(6) (7) (15)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	616	0.1%	(6) (30)
						7,569	7,837	8,064

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.6% Cash	12/22	12/29	2,300	2,225	2,243	0.4%	(3) (6) (7) (23)
		Revolver	CDOR + 6.75%, 11.6% Cash	12/22	12/28	—	(4)	(4)	—%	(3) (6) (7) (23)
						2,300	2,221	2,239

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/21	02/27	16,739	16,544	16,512	2.7%	(6) (7) (9)
						16,739	16,544	16,512

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	5,719	5,717	5,559	0.9%	(3) (6) (7)
						5,719	5,717	5,559

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/22	12/28	637	591	591	0.1%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 9.2% Cash	12/22	12/28	—	(4)	(4)	—%	(6) (7) (15)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(6) (30)
						637	592	592

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	11/21	12/25	8,156	8,020	7,901	1.3%	(6) (7) (9)
						8,156	8,020	7,901

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	07/21	09/26	7,937	7,818	7,818	1.3%	(6) (7) (15)
						7,937	7,818	7,818

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 10.8% Cash	09/20	09/27	$1,003	$1,049	$887	0.1%	(3) (6) (7) (18)
						1,003	1,049	887

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	06/22	06/29	882	870	847	0.1%	(3) (6) (7) (18)
						882	870	847

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	04/22	03/29	1,230	1,184	1,180	0.2%	(3) (6) (7) (13)
						1,230	1,184	1,180

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	09/20	09/27	747	825	740	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	02/21	09/27	364	364	360	0.1%	(3) (6) (7) (9)
						1,111	1,189	1,100

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	03/22	01/29	7,041	7,694	6,844	1.1%	(3) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	03/22	01/29	722	709	702	0.1%	(3) (6) (7) (18)
						7,763	8,403	7,546

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	9,286	9,286	7,584	1.3%	(6)
						9,286	9,286	7,584

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	06/28	12,485	12,281	12,485	2.1%	(6) (7) (9)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	293	—%	(6) (30)
						12,485	12,445	12,778

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	10/20	06/25	1,348	1,334	1,335	0.2%	(6) (7) (9)
						1,348	1,334	1,335

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	10/22	04/31	9,000	8,648	8,768	1.5%	(6)
						9,000	8,648	8,768

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	2,163	2,163	1,767	0.3%
						2,163	2,163	1,767

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	3,336	3,279	2,992	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	835	817	727	0.1%	(6) (7) (9)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	473	0.1%	(6) (30)
						4,171	4,873	4,192

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/22	09/28	5,390	5,233	5,226	0.9%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.6% Cash	10/22	09/28	419	397	396	0.1%	(6) (15)
						5,809	5,630	5,622

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.2% Cash	05/22	05/29	5,365	5,339	5,188	0.9%	(3) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	1,895	1,889	1,844	0.3%	(3) (6)
		Common Stock (177,141 shares)	N/A	05/22	N/A		226	220	—%	(3) (6) (30)
						7,260	7,454	7,252

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$39,294	$26,337	BNP Paribas SA	01/09/23	$408
Foreign currency forward contract (AUD)	A$2,000	$1,374	HSBC Bank USA	01/09/23	(12)
Foreign currency forward contract (AUD)	$26,835	A$41,294	HSBC Bank USA	01/09/23	(1,272)
Foreign currency forward contract (AUD)	$26,797	A$39,836	BNP Paribas SA	04/11/23	(420)

Foreign currency forward contract (CAD)	$6,033	$4,435	HSBC Bank USA	01/09/23	23
Foreign currency forward contract (CAD)	$4,428	$6,033	HSBC Bank USA	01/09/23	(29)
Foreign currency forward contract (CAD)	$4,301	$5,844	HSBC Bank USA	04/11/23	(22)

Foreign currency forward contract (DKK)	3,720kr.	$531	Fifth Third Bank	01/09/23	4
Foreign currency forward contract (DKK)	$494	3,720kr.	HSBC Bank USA	01/09/23	(42)
Foreign currency forward contract (DKK)	$542	3,770kr.	Fifth Third Bank	04/11/23	(4)

Foreign currency forward contract (EUR)	€83,782	$88,963	BNP Paribas SA	01/09/23	711
Foreign currency forward contract (EUR)	$82,670	€83,782	HSBC Bank USA	01/09/23	(7,005)
Foreign currency forward contract (EUR)	$91,411	€85,552	BNP Paribas SA	04/11/23	(734)

Foreign currency forward contract (GBP)	£19,224	$23,352	HSBC Bank USA	01/09/23	(132)
Foreign currency forward contract (GBP)	$21,343	£19,224	HSBC Bank USA	01/09/23	(1,878)
Foreign currency forward contract (GBP)	$19,375	£16,013	HSBC Bank USA	04/11/23	(9)

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	Fifth Third Bank	01/09/23	53
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	HSBC Bank USA	01/09/23	(33)
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	BNP Paribas SA	01/09/23	(745)
Foreign currency forward contract (NZD)	$213	NZ$342	HSBC Bank USA	01/09/23	(4)
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	Fifth Third Bank	04/11/23	(54)

Foreign currency forward contract (NOK)	kr19,278	$1,960	Fifth Third Bank	01/09/23	—
Foreign currency forward contract (NOK)	$1,767	kr18,890	BNP Paribas SA	01/09/23	(153)
Foreign currency forward contract (NOK)	$39	kr388	HSBC Bank USA	01/09/23	—
Foreign currency forward contract (NOK)	$1,970	kr19,301	Fifth Third Bank	04/11/23	—
Foreign currency forward contract (NOK)	$74	kr725	HSBC Bank USA	04/11/23	—

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	HSBC Bank USA	01/09/23	3
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	BNP Paribas SA	01/09/23	(62)
Foreign currency forward contract (CHF)	$206	200Fr.	HSBC Bank USA	01/09/23	(10)
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	HSBC Bank USA	04/11/23	(2)
Total Foreign Currency Forward Contracts, December 31, 2022					$(11,420)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, NIBOR, BBSY, CDOR, SONIA, BKBM, SARON, SOFR or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
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
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2022 were as follows:

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
(5)Some or all of the investment is or will be encumbered as security for the ING Credit Facility.
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
(26)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2022 was 0.942120%.
(27)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2022 was 3.04000%.
(28)The interest on these loans is subject to Prime, which as of December 31, 2022 was 7.50000%.
(29)Non-accrual investment.
(30)Investment is non-income producing.
See accompanying notes.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS, AND BASIS OF PRESENTATION
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $362.2 billion in assets under management as of March 31, 2023.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in Note 3 – Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 24, 2020, the Company entered into an investment advisory agreement (the “Advisory Agreement”)
with the Adviser. Pursuant to the Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2023, BIIL had approximately £15.9 billion in assets under management.
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
For the three months ended March 31, 2023 and 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was approximately $0.5 million and $0.4 million, respectively. As of March 31, 2023, the Base Management Fee of $0.5 million for the three months ended March 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $0.4 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three months ended March 31, 2023 and 2022, the Income-Based Fee determined in accordance with the terms of the Advisory Agreement was $2.7 million and $1.8 million, respectively. As of March 31, 2023, the Income-Based Fee of $2.7 million for the three months ended March 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Incentive-Based Fee of $0.8 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three months ended March 31, 2023, the Company did not accrue any Capital Gains Fee. For the three months ended March 31, 2022, the Company accrued $0.5 million of Capital Gains Fee.
The Advisory Agreement had an initial term of two years. Thereafter, it continues automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).

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
For both the three months ended March 31, 2023 and 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million. As of March 31, 2023, the administrative expenses of $0.3 million incurred during the three months ended March 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2023:
Senior debt and 1st lien notes	$989,709	74%	$962,148	73%	156%
Subordinated debt and 2nd lien notes	129,128	10	126,084	10	20
Structured products	31,186	2	27,687	2	4
Equity shares	141,111	10	165,304	12	27
Equity warrants	70	—	491	—	—
Investments in joint ventures	52,208	4	43,193	3	7
	$1,343,412	100%	$1,324,907	100%	214%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75%	153%
Subordinated debt and 2nd lien notes	127,970	10	123,244	10	20
Structured products	32,015	3	28,321	2	5
Equity shares	94,592	8	113,666	9	19
Equity warrants	70	—	476	—	—
Investments in joint ventures	55,971	4	47,479	4	8
	$1,261,603	100%	$1,233,405	100%	205%
During the three months ended March 31, 2023, the Company made 10 new investments totaling $36.7 million, made investments in existing portfolio companies totaling $19.8 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the three months ended March 31, 2022, the Company made 21 new investments totaling $127.8 million, made investments in existing portfolio companies totaling $15.9 million and made additional investments in joint venture equity portfolio companies totaling $8.7 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Aerospace and Defense	$83,183	6.3%	$69,976	5.7%
Automotive	17,203	1.3	16,920	1.4
Banking, Finance, Insurance and Real Estate	206,517	15.6	164,399	13.3
Beverage, Food and Tobacco	37,680	2.8	37,156	3.0
Capital Equipment	52,126	3.9	42,407	3.4
Chemicals, Plastics, and Rubber	27,910	2.1	28,445	2.3
Construction and Building	10,189	0.8	10,146	0.8
Consumer Goods: Durable	22,198	1.7	22,888	1.9
Consumer Goods: Non-durable	9,132	0.7	9,078	0.7
Containers, Packaging and Glass	21,265	1.6	23,430	1.9
Energy: Oil and Gas	2,597	0.2	2,742	0.2
Environmental Industries	29,489	2.2	29,343	2.4
Healthcare and Pharmaceuticals	111,201	8.4	105,574	8.6
High Tech Industries	137,597	10.4	129,594	10.5
Hotel, Gaming and Leisure	18,449	1.4	18,221	1.5
Investment Funds and Vehicles	43,193	3.3	47,479	3.8
Media: Advertising, Printing and Publishing	33,391	2.5	33,725	2.7
Media: Broadcasting and Subscription	13,068	1.0	13,068	1.1
Media: Diversified and Production	26,594	2.0	25,862	2.1
Metals and Mining	9,931	0.8	9,923	0.8
Services: Business	217,797	16.4	204,822	16.6
Services: Consumer	62,307	4.7	62,441	5.1
Structured Products	32,557	2.5	33,387	2.7
Telecommunications	16,454	1.2	15,795	1.3
Transportation: Cargo	70,142	5.3	63,654	5.2
Transportation: Consumer	5,535	0.4	5,442	0.4
Utilities: Electric	7,202	0.5	7,488	0.6
Total	$1,324,907	100.0%	$1,233,405	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2023, the Company held a 10.0% partnership interest in Banff. As of March 31, 2023, the cost and fair value of the Company’s investment in Banff was $14.6 million and $15.1 million, respectively. As of December 31, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $14.7 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $160.7 million as of March 31, 2023, as compared to $159.5 million as of December 31, 2022. As of March 31, 2023, Banff’s investments had an aggregate cost of $167.7 million, as compared to $167.8 million as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Senior debt and 1st lien notes	$163,832	98%	$156,860	98%
Subordinated debt and 2nd lien notes	3,908	2	3,880	2
	$167,740	100%	$160,740	100%
December 31, 2022:
Senior debt and 1st lien notes	$163,928	98%	$155,695	98%
Subordinated debt and 2nd lien notes	3,905	2%	3,828	2%
	$167,833	100%	$159,523	100%
As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 9.5% and 8.9%, respectively.
The industry composition of Banff’s investments at fair value at March 31, 2023 and December 31, 2022, was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Aerospace and Defense	$14,883	9.3%	$14,758	9.3%
Banking, Finance, Insurance and Real Estate	22,404	13.9	21,747	13.6
Beverage, Food and Tobacco	5,877	3.6	5,718	3.6
Chemicals, Plastics, and Rubber	1,269	0.8	1,269	0.8
Construction and Building	1,487	0.9	1,490	0.9
Consumer Goods: Durable	1,741	1.1	1,886	1.2
Consumer Goods: Non-durable	6,034	3.7	5,958	3.7
Containers, Packaging and Glass	6,290	3.9	6,450	4.0
Healthcare and Pharmaceuticals	16,973	10.6	17,003	10.7
High Tech Industries	17,155	10.7	17,086	10.7
Media: Diversified and Production	2,275	1.4	2,234	1.4
Services: Business	39,502	24.6	39,363	24.7
Services: Consumer	12,467	7.8	12,272	7.7
Telecommunications	3,130	1.9	3,038	1.9
Transportation: Cargo	9,253	5.8	9,251	5.8
Total	$160,740	100%	$159,523	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at March 31, 2023 and December 31, 2022, was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Australia	$4,301	2.7%	$4,357	2.7%
Belgium	5,877	3.6	5,718	3.6
Canada	2,355	1.5	2,466	1.5
France	35,019	21.8	34,467	21.6
Germany	7,142	4.4	6,980	4.4
Hong Kong	6,847	4.3	6,830	4.3
Netherlands	8,524	5.3	8,619	5.4
New Zealand	2,449	1.5	2,469	1.5
Singapore	3,969	2.5	3,964	2.5
United Kingdom	29,577	18.4	28,634	18.0
USA	54,680	34.0	55,019	34.5
Total	$160,740	100.0%	$159,523	100%
Banff’s credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, initially closed on August 26, 2022 and had approximately $19.0 million outstanding as of both March 31, 2023 and December 31, 2022.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both March 31, 2023 and December 31, 2022, the Company had sold $187.9 million of its investments to Banff. As of both March 31, 2023 and December 31, 2022, the Company had nil in unsettled receivables due from Banff that were included in “Receivable from unsettled transactions” in the accompanying Unaudited Consolidated Balance Sheet. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
•Assigned investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership;
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
The Company has determined that Banff is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Banff as it is not a substantially wholly owned investment company subsidiary. In addition, Banff is not an operating company and the Company does not control Banff due to the allocation of voting rights among Banff members.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2023. As of March 31, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2023 and 2022, Thompson Rivers declared $57.0 million and $20.0 million in dividends, respectively, of which nil and $1.4 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2023, the Company recognized $3.8 million of the dividends as a return of capital.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023, Thompson Rivers had $664.1 million in Ginnie Mae early buyout loans and $29.8 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of March 31, 2023, Thompson Rivers had 4,028 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of March 31, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Federal Housing Administration (“FHA”) loans	$634,664	91%	$605,542	91%
Veterans Affairs (“VA”) loans	61,344	9	58,569	9
	$696,008	100%	$664,111	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91	$811,358	91
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $171.3 million and $224.2 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $311.6 million and $428.0 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $104.4 million and $184.2 million outstanding as of March 31, 2023 and December 31, 2022, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $1.7 million of recallable return of capital) has been funded as of March 31, 2023. As of March 31, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three months ended March 31, 2023 and 2022, Waccamaw River declared $3.6 million and $1.5 million in dividends, respectively, of which $0.7 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2023, Waccamaw River had $220.2 million in unsecured consumer loans and $9.7 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of March 31, 2023, Waccamaw River had 20,755 outstanding loans with an average loan size of $11,329, remaining average life to maturity of 43.3 months and weighted average interest rate of 12.3%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $76.5 million and $72.3 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $71.3 million and $44.8 million outstanding as of March 31, 2023 and December 31, 2022, respectively.
The Company has determined that Waccamaw River is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation	$24,250	$24,250
Total contributed capital by all members (1)	$126,620	$126,620

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)	$(1,730)
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$2,480	$2,480
Total unfunded commitments by all members (3)	$12,400	$12,400
(1)Includes $78.1 million of total contributed capital by related parties.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of March 31, 2023 and December 31, 2022, $2.2 million and $2.6 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Adviser that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2023 ($ in thousands)(4)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$831,511	Yield Analysis	Market Yield	7.6% – 21.5%	11.0%	Decrease
	8,645	Discounted Cash Flow Analysis	Discount Rate	12.6%	12.6%	Decrease
	60,823	Recent Transaction	Transaction Price	96.0% – 98.6%	96.9%	Increase
Subordinated debt and 2nd lien notes(2)	90,475	Yield Analysis	Market Yield	9.0% – 16.9%	12.7%	Decrease
	4,402	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	663	Recent Transaction	Transaction Price	97.0%	97.0%	Increase
Equity shares(3)	7,197	Yield Analysis	Market Yield	15.4% – 16.7%	16.1%	Decrease
	105,736	Market Approach	Adjusted EBITDA Multiple	6.5x – 40.0x	12.1x	Increase
	1,221	Market Approach	Revenue Multiple	6.3x – 9.5x	6.7x	Increase
	1,294	Net Asset Approach	Liabilities	$(20,598.4)	$(20,598.4)	Decrease
	45,667	Recent Transaction	Transaction Price	$0.01 – $1,408.64	$994.84	Increase
Equity Warrants	491	Market Approach	Adjusted EBITDA Multiple	7.0x – 16.5x	7.6x	Increase
(1) Excludes investments with an aggregate fair value amounting to $15,096, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $4,721, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $2,597, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) For structured products, investments with an aggregate fair value amounting to $15,550, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$727,410	Yield Analysis	Market Yield	7.7% – 30.6%	11.0%	Decrease
	8,768	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	129,646	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	88,432	Yield Analysis	Market Yield	9.3% – 16.6%	12.8%	Decrease
	4,851	Market Approach	Adjusted EBITDA Multiple	9.0x	9.0x	Increase
	342	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	7,584	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
Equity shares(4)	9,462	Yield Analysis	Market Yield	15.7% – 17.8%	16.6%	Decrease
	94,314	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.5x	Increase
	1,152	Market Approach	Revenue Multiple	6.5x – 7.0x	6.8x	Increase
	220	Market Approach	Adjusted EBITDA /Revenue Multiple Blend	5.8x	5.8x	Increase
	1,288	Net Asset Approach	Liabilities	$(8,941.8)	$(8,941.8)	Decrease
	3,700	Recent Transaction	Transaction Price	$0.00 – $1,015.13	$620.80	Increase
Equity Warrants	476	Market Approach	Adjusted EBITDA Multiple	6.5x – 17.5x	7.4x	Increase
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$46,073	$916,075	$962,148
Subordinated debt and 2nd lien notes	—	25,823	100,261	126,084
Structured products	—	12,137	15,550	27,687
Equity shares	37	1,555	163,712	165,304
Equity warrants	—	—	491	491
Investments subject to leveling	$37	$85,588	$1,196,089	$1,281,714
Investments in joint ventures (1)				43,193
				$1,324,907

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$48,026	$872,193	$920,219
Subordinated debt and 2nd lien notes	—	25,439	97,805	123,244
Structured products	—	14,111	14,210	28,321
Equity shares	32	756	112,878	113,666
Equity warrants	—	—	476	476
Investments subject to leveling	$32	$88,332	$1,097,562	$1,185,926
Investment in joint ventures (1)				$47,479
				$1,233,405
(1)The Company’s investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	54,252	683	—	45,971	—	100,906
Transfers into (out of) Level 3	—	—	1,767	—	—	1,767
Proceeds from sales of investments	—	—	—	—	—	—
Loan origination fees received	(1,495)	(20)	—	—	—	(1,515)
Principal repayments received	(13,531)	(449)	(806)	—	—	(14,786)
Payment in kind interest/dividends	583	826	—	—	—	1,409
Accretion of loan premium/discount	95	33	—	—	—	128
Accretion of deferred loan origination revenue	1,028	70	—	—	—	1,098
Realized gain (loss)	(224)	—	—	—	—	(224)
Unrealized appreciation (depreciation)	3,174	1,313	379	4,863	15	9,744
Fair value, end of period	$916,075	$100,261	$15,550	$163,712	$491	$1,196,089

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$718,641
New investments	126,891	5,811	—	3,472	136,174
Transfers into (out of) Level 3	(7,606)	7,511	9,811	—	9,716
Proceeds from sales of investments	(237)	—	—	—	(237)
Loan origination fees received	(2,711)	18	—	—	(2,693)
Principal repayments received	(1,499)	—	—	—	(1,499)
Payment in kind interest/dividends	259	210	—	—	469
Accretion of loan premium/discount	7	14	—	—	21
Accretion of deferred loan origination revenue	642	34	—	—	676
Realized gain (loss)	208	—	—	—	208
Unrealized appreciation (depreciation)	(3,243)	(1,054)	162	12,807	8,672
Fair value, end of period	$697,000	$89,370	$9,973	$73,805	$870,148
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $9.5 million during the three months ended March 31, 2023 was related to portfolio company investments that were still held by the Company as of March 31, 2023. Pre-tax net unrealized appreciation on Level 3 investments of $8.8 million during the three months ended March 31, 2022 was related to portfolio company investments that were still held by the Company as of March 31, 2022.
During the three months ended March 31, 2023, the Company made investments of approximately $91.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2023, the Company made investments of $9.8 million in portfolio companies to which it was previously committed to provide such financing.

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2023 and December 31, 2022, the Company had two investments and one investment, respectively, that were on non-accrual. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain payment-in kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$928	$688
Management, valuation and other fees	336	270
Total Recurring Fee Income	1,264	958
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	201	22
Advisory, loan amendment and other fees	221	36
Total Non-Recurring Fee Income	422	58
Total Fee Income	$1,686	$1,016
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
Concentration of Credit Risk
As of both March 31, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2023 and December 31, 2022, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.7% and 5.8%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2023, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of March 31, 2023 the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 54 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 24 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 49 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 24 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Unaudited Consolidated Statements of Operations.
In addition, during both the three months ended March 31, 2023 and March 31, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2023, the Company recorded a net expense of $23.5 thousand for U.S. federal excise tax.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2020-2021), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of March 31, 2023 and December 31, 2022 was approximately $1,330.9 million and $1,249.1 million, respectively. As of March 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $1.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $59.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $58.1 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $15.1 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $56.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $71.3 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited and Audited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company recorded a net deferred tax liability of $0.5 million and $0.4 million, respectively, pertaining to tax basis differences in the Taxable Subsidiary’s investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2023	March 31, 2023	December 31, 2022
Credit Facility:
January 15, 2021	April 30, 2026	6.706%	$643,723	$581,436
Total Credit Facility			$643,723	$581,436
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			$(267)	$(284)
Total Notes			$99,733	$99,716
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 183.4% as of March 31, 2023.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of March 31, 2023, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2023, the Company had U.S. dollar borrowings of $530.0 million under the ING Credit Facility with an interest rate of 7.009% (with Term SOFR borrowings subject to one month SOFR of 4.759%), borrowings denominated in British pounds sterling of £33.2 million ($41.1 million U.S. dollars) with an interest rate of 6.110% (one month SONIA of 3.960%), borrowings denominated in Euros of €63.5 million ($69.0 million U.S. dollars) with an interest rate of 4.775% (one month EURIBOR of 2.625%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.900% (one month AUD Screen Rate of 3.750%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2022, the Company had U.S. dollar borrowings of $470.0 million under the ING Credit Facility with an interest rate of 6.571% (with Term SOFR borrowings subject to one month SOFR of 4.321%), borrowings denominated in British pounds sterling of £33.2 million ($39.9 million U.S. dollars) with an interest rate of 5.110% (one month SONIA of 2.960%), borrowings denominated in Euros of €63.5 million ($67.8 million U.S. dollars) with an interest rate of 3.772% (one month EURIBOR of 1.622%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.400% (one month AUD Screen Rate of 3.250%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023, the fair value of the borrowings outstanding under the ING Credit Facility was $643.7 million. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2023, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of March 31, 2023, the fair value of the February 2027 Notes was $87.3 million. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$26,797	A$39,836	04/11/23	$88	Derivative assets

Foreign currency forward contract (CAD)	C$168	$123	04/11/23	1	Derivative assets
Foreign currency forward contract (CAD)	$4,389	C$5,962	04/11/23	(19)	Derivative liabilities

Foreign currency forward contract (DKK)	104kr.	$15	04/11/23	—	Derivative assets
Foreign currency forward contract (DKK)	$542	3,770kr.	04/11/23	(8)	Derivative liabilities
Foreign currency forward contract (DKK)	$11	75kr.	04/11/23	—	Derivative assets

Foreign currency forward contract (EUR)	€2,000	$2,142	04/11/23	33	Derivative assets
Foreign currency forward contract (EUR)	$91,411	€85,552	04/11/23	(1,632)	Derivative liabilities

Foreign currency forward contract (GBP)	£1,200	$1,470	04/11/23	14	Derivative assets
Foreign currency forward contract (GBP)	$19,375	£16,013	04/11/23	(431)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,747	NZ$9,139	04/11/23	18	Derivative assets
Foreign currency forward contract (NZD)	$115	NZ$184	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (NOK)	kr410	$38	04/11/23	1	Derivative assets
Foreign currency forward contract (NOK)	$1,970	kr19,301	04/11/23	122	Derivative assets
Foreign currency forward contract (NOK)	$74	kr725	04/11/23	4	Derivative assets

Foreign currency forward contract (CHF)	900Fr.	$977	04/11/23	9	Derivative assets
Foreign currency forward contract (CHF)	$1,989	1,822Fr.	04/11/23	(8)	Derivative liabilities
Total				$(1,809)

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,294	$26,337	01/09/23	$408	Derivative assets
Foreign currency forward contract (AUD)	A$2,000	$1,374	01/09/23	(12)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,835	A$41,294	01/09/23	(1,272)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,797	A$39,836	04/11/23	(420)	Derivative liabilities

Foreign currency forward contract (CAD)	C$6,033	$4,435	01/09/23	23	Derivative assets
Foreign currency forward contract (CAD)	$4,428	C$6,033	01/09/23	(29)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,301	C$5,844	04/11/23	(22)	Derivative liabilities

Foreign currency forward contract (DKK)	3,720kr.	$531	01/09/23	4	Derivative assets
Foreign currency forward contract (DKK)	$494	3,720kr.	01/09/23	(42)	Derivative liabilities
Foreign currency forward contract (DKK)	$542	3,770kr.	04/11/23	(4)	Derivative liabilities

Foreign currency forward contract (EUR)	€83,782	$88,963	01/09/23	711	Derivative assets
Foreign currency forward contract (EUR)	$82,670	€83,782	01/09/23	(7,005)	Derivative liabilities
Foreign currency forward contract (EUR)	$91,411	€85,552	04/11/23	(734)	Derivative liabilities

Foreign currency forward contract (GBP)	£19,224	$23,352	01/09/23	(132)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,343	£19,224	01/09/23	(1,878)	Derivative liabilities
Foreign currency forward contract (GBP)	$19,375	£16,013	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	01/09/23	53	Derivative assets
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	01/09/23	(33)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	01/09/23	(745)	Derivative liabilities
Foreign currency forward contract (NZD)	$213	NZ$342	01/09/23	(4)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	04/11/23	(54)	Derivative liabilities

Foreign currency forward contract (NOK)	kr19,278	$1,960	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,767	kr18,890	01/09/23	(153)	Derivative liabilities
Foreign currency forward contract (NOK)	$39	kr388	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,970	kr19,301	04/11/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$74	kr725	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	01/09/23	(62)	Derivative liabilities
Foreign currency forward contract (CHF)	$206	200Fr.	01/09/23	(10)	Derivative liabilities
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	04/11/23	(2)	Derivative liabilities
Total				$(11,420)
As of March 31, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $(1.8) million and $(11.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Forward currency contracts	$(10,175)	$246

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Forward currency contracts	$9,611	$(218)
7. COMMITMENTS AND CONTINGENCIES
As of both March 31, 2023 and December 31, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both March 31, 2023 and December 31, 2022, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$369	$461
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	2,055	—
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	227	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	174	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	645	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,934	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	337	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	86	84
ASC Communications, LLC	Revolver	659	659
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	702	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	964	976
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(3)	Acquisition Facility	652	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	2,768	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	124	122
BrightSign LLC(1)	Revolver	—	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	1,472	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	472
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	514	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	181	177

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	912	912
DISA Holdings Corp.(1)	Revolver	286	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	998	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,845
Eclipse Business Capital, LLC(1)	Revolver	9,074	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	468	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	187	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	358	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,791	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	77	77
Faraday(1)(2)(3)	Delayed Draw Term Loan	973
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	—	240
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	556	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	925
FragilePak LLC(1)	Delayed Draw Term Loan	3,779	3,779
GB Eagle Buyer, Inc.(1)(2)	Revolver	1,936	1,935
Global Academic Group Limited(1)(7)	Term Loan	297	301
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	260	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	449	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	220	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	309	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	95
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	565	555
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	849	834
INOS 19-090 GmbH(1)(3)	Acquisition Facility	1,257	1,235
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,334	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	56	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	757	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	1,959	—
ITI Intermodal, Inc.(1)(2)	Revolver	461	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	424	428
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,272	1,250
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	530	530
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	33	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	311	311
Mercell Holding AS(1)(8)	Capex Acquisition Facility	375	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	331	335
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	491	553
Narda Acquisitionco., Inc.(1)(2)	Revolver	615	615
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	489	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	685	810
NF Holdco, LLC(1)(2)	Revolver	737	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	471	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	127	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	259	187
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Delayed Draw Term Loan	3,694	3,629
ProfitOptics, LLC(1)	Revolver	123	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	214	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	740	727
Qualified Industries, LLC(1)(2)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,813	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	910	1,311
R1 Holdings, LLC(1)	Revolver	801	801
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)(2)	Revolver	1,135	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	289	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	756	735
Rocade Holdings LLC	Preferred Equity	10,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,041	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,451
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	1,134	2,076
Sanoptis S.A.R.L.(1)(2)(9)	CAF Delayed Draw Term Loan	450	—
SBP Holdings LP(1)(2)	Delayed Draw Term Loan	735	—
SBP Holdings LP(1)(2)	Revolver	444	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,155	1,135
Scout Bidco B.V.(1)(3)	Revolver	524	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	1,599	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176	1,176
Smartling, Inc.(1)(2)	Revolver	588	588
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	2,318	2,255
Solo Buyer, L.P.(1)(2)	Revolver	1,197	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	141	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	3,750	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,730	1,683
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	119	199
Tank Holding Corp(1)	Revolver	469	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,118	1,088
Techone B.V.(1)(3)	Revolver	93	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413
Trader Corporation(1)(6)	Revolver	173	173
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	80	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	672	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	471	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	1,060
Waccamaw River(2)	Joint Venture	2,480	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	943	—
Woodland Foods, LLC(1)(2)	Line of Credit	213	213
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	1,165	1,165
WWEC Holdings III Corp(1)(2)	Revolver	512	512
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,438	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	676
ZB Holdco LLC(1)	Revolver	423	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,293	1,258
Total unused commitments to extend financing		$154,815	$143,252
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
(9)Actual commitment amount is denominated in Swiss francs. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value at beginning of period	$21.66	$22.43
Net investment income (1)	0.68	0.48
Net realized gain (loss) on investments / foreign currency transactions (1)	(0.35)	0.13
Net unrealized appreciation (depreciation) on investments / foreign currency transactions (1)	0.59	0.11
Total increase from investment operations (1)	0.92	0.72
Dividends paid to stockholders from net investment income	(0.57)	(0.44)
Dividends paid to stockholders from short-term realized gains	(0.03)	(0.07)
Total dividends declared	(0.60)	(0.51)
Loss on extinguishment of debt (1)	—	(0.01)
Net asset value at end of period	$21.98	$22.63
Shares outstanding at end of period	28,142,612	26,939,328
Net assets at end of period	$618,439	$609,599
Average net assets	$609,288	$487,448
Ratio of total expenses to average net assets (annualized) (2)	10.09%	6.14%
Ratio of net investment income to average net assets (annualized) (2)	12.39%	9.71%
Portfolio turnover ratio (annualized)	1.83%	0.36%
Total return (3)	4.29%	3.19%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures.
(3)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On May 4, 2023, the Board declared a quarterly dividend of $0.62 per share payable on June 14, 2023 to holders of record as of May 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economy; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are externally managed by Barings LLC, or Barings, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). An externally-managed business development company (“BDC”) generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and an administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”).
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
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum.
As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.3% and 10.0%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.1% and 9.8% as of March 31, 2023 and December 31, 2022, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $281.6 billion Global Fixed Income Platform (as of March 31, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2023, BIIL had approximately £15.9 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 51 investment professionals (as of March 31, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,324.9 million as of March 31, 2023, as compared to $1,233.4 million as of December 31, 2022. As of March 31, 2023, we had investments in 237 portfolio companies with an aggregate cost of $1,343.4 million. As of December 31, 2022, we had investments in 228 portfolio companies with an aggregate cost of $1,261.6 million. As of both March 31, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Senior debt and 1st lien notes	$989,709	74%	$962,148	73%
Subordinated debt and 2nd lien notes	129,128	10	126,084	10
Structured products	31,186	2	27,687	2
Equity shares	141,111	10	165,304	12
Equity warrants	70	—	491	—
Investments in joint ventures	52,208	4	43,193	3
	$1,343,412	100%	$1,324,907	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75
Subordinated debt and 2nd lien notes	127,970	10	123,244	10
Structured products	32,015	3	28,321	2
Equity shares	94,592	8	113,666	9
Equity warrants	70	—	476	—
Investments in joint ventures	55,971	4	47,479	4
	$1,261,603	100%	$1,233,405	100%
Investment Activity
During the three months ended March 31, 2023, we made 10 new investments totaling $36.7 million, made investments in existing portfolio companies totaling $19.8 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had two loans repaid at par totaling $10.1 million and received $7.3 million of portfolio company principal payments and sales proceeds, recognizing a net realized loss on these transactions of $0.2 million. Finally, we received $3.8 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the three months ended March 31, 2023 and 2022 was as follows:

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	54,252	683	—	46,519	—	—	101,454
Proceeds from sales of investments / return of capital	—	—	—	—	—	(3,763)	(3,763)
Loan origination fees received	(1,495)	(20)	—	—	—	—	(1,515)
Principal repayments received	(16,187)	(449)	(833)	—	—	—	(17,469)
Payment-in-kind interest/dividends	1,038	826	—	—	—	—	1,864
Accretion of loan premium/discount	282	49	3	—	—	—	334
Accretion of deferred loan origination revenue	1,059	70	—	—	—	—	1,129
Realized gain (loss)	(224)	—	—	—	—	—	(224)
Unrealized appreciation (depreciation)	3,204	1,681	196	5,119	15	(523)	9,692
Fair value, end of period	$962,148	$126,084	$27,687	$165,304	$491	$43,193	$1,324,907

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	130,953	5,811	—	6,990	—	8,731	152,485
Proceeds from sales of investments	(276)	—	—	—	—	—	(276)
Loan origination fees received	(2,711)	18	—	—	—	—	(2,693)
Principal repayments received	(1,532)	—	(478)	—	—	—	(2,010)
Payment-in-kind interest/dividends	668	210	—	—	—	—	878
Accretion of loan premium/ discount	219	36	3	—	—	—	258
Accretion of deferred loan origination revenue	675	35	—	—	—	—	710
Realized gain (loss)	229	—	—	—	—	—	229
Unrealized appreciation (depreciation)	(4,262)	(1,138)	(970)	12,606	(107)	(3,687)	2,442
Fair value, end of period	$744,891	$97,269	$29,455	$79,197	$56	$66,297	$1,017,165

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2023, we had two portfolio companies with investments on non-accrual, the fair value of which was $9.9 million, which comprised 0.7% of the total fair value our portfolio, and the cost of which was $19.3 million, which comprised of 1.4% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with investments on non-accrual, the fair value of which was $6.5 million, which comprised 0.5% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.4% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2023 is provided below.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Core Scientific was $17.4 million and the fair value of such investment was $8.8 million.
Serta Simmons Bedding LLC
During the quarter ended March 31, 2023, we placed our debt investment in Serta Simmons Bedding LLC, or Serta Simmons on non-accrual status effective with the quarterly payment due on March 31, 2023. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Serta Simmons for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Serta Simmons was $1.9 million and the fair value of such investment was $1.1 million.
Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
Operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Total investment income	$34,239	$19,320
Total operating expenses	15,344	7,304
Net investment income before taxes	18,895	12,016
Income taxes, including excise tax expense	24	—
Net investment income after taxes	18,871	12,016
Net realized gains (losses)	(9,932)	2,917
Net unrealized appreciation (depreciation)	16,554	2,331
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency borrowings	6,622	5,248
Loss on extinguishment of debt	—	(181)
Net increase in net assets resulting from operations	$25,493	$17,083
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Investment income:
Interest income	$27,320	$13,379
Dividend income	3,479	3,790
Fee and other income	1,686	1,016
Payment-in-kind interest income	1,743	1,135
Interest income from cash	11	—
Total investment income	$34,239	$19,320
The change in total investment income for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.3% as of March 31, 2023, as compared to 7.0% as of March 31, 2022. The amount of our outstanding debt investments was $1,167.3 million as of March 31, 2023, as compared to $889.9 million as of March 31, 2022. The increase in the average size of our portfolio was largely due to increased middle-market investment and special situation investment opportunities. For the three months ended March 31, 2023, dividends from portfolio companies and joint venture investments were $3.5 million, compared to $3.8 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, acceleration of unamortized OID income and unamortized loan origination fee totaled $0.3 million, as compared to nil for the three months ended March 31, 2022. For the three months ended March 31, 2023, PIK interest income was $1.7 million, as compared to $1.1 million for the three months ended March 31, 2022.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Operating expenses:
Interest and other financing fees	$11,293	$3,751
Base management fee	486	355
Incentive fee	2,699	2,323
Professional fees	232	216
Directors fees	60	75
Custody and administrative fees	182	193
Other general and administrative expenses	392	391
Total operating expenses	$15,344	$7,304
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2023 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2022 were attributable to borrowings under the February 2027 Notes, the September 2020 Subscription Facility (as defined below under “Financial Condition, Liquidity and Capital Resources”) and the ING Credit Facility. The increase in interest and other financing fees for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was primarily attributable to increased borrowings under the ING Credit Facility and an increase in the weighted average interest rate on the ING Credit Facility. The weighted average interest on the ING Credit Facility was 6.7% as of March 31, 2023, as compared to 2.5% as of March 31, 2022.

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2023 and 2022, the amount of base management fee incurred was $0.5 million and $0.4 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an Income-Based Fee based on pre-incentive fee net investment income and (ii) a Capital Gains Fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains. The Income-Based Fee is subject to a floating “hurdle rate” based on LIBOR (or an alternate “floating” benchmark rate), a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2023, the amount of Income-Based Fee incurred was $2.7 million, and we did not accrue any Capital Gains Fee. For the three months ended March 31, 2022, the amount of Income-Based Fee incurred was $1.8 million, and we accrued $0.5 million for the Capital Gains Fee. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both the three months ended March 31, 2023 and 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include D&O insurance costs and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(224)	$190
Affiliate investments	—	39
Net realized gains (losses) on investments	(224)	229
Foreign currency transactions	(9,708)	$2,688
Net realized gains (losses)	$(9,932)	$2,917
For the three months ended March 31, 2023, we recognized net realized losses totaling $9.9 million, which consisted primarily of a net loss on foreign currency transactions of $9.7 million and a net loss on our loan portfolio of $0.2 million. For the three months ended March 31, 2022, we recognized net realized gains totaling $2.9 million, which consisted primarily of a net gain on our loan portfolio of $0.2 million and a net gain on foreign currency transactions of $2.7 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$6,125	$(6,546)
Affiliate investments	3,452	8,912
Net unrealized appreciation (depreciation) on investments	9,577	2,366
Foreign currency transactions	6,977	(35)
Net unrealized appreciation (depreciation)	$16,554	$2,331
During the three months ended March 31, 2023, we recorded net unrealized appreciation totaling $16.6 million, consisting of net unrealized appreciation on our current portfolio of $9.3 million, net unrealized appreciation related to foreign currency transactions of $7.0 million and net unrealized appreciation reclassification adjustments of $0.4 million related to realized gains and losses recognized during the year, partially offset by deferred taxes of $0.1 million. The net unrealized appreciation on our current portfolio of $9.3 million was driven primarily by the credit or fundamental performance of investments of $4.9 million, the impact of foreign currency exchange rates on investments of $3.8 million and broad market moves for investments of $0.6 million.
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
Under the Investment Company Act of 1940, as amended (the “1940 Act”), we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 183.4% as of March 31, 2023.
Cash Flows
For the three months ended March 31, 2023, we experienced a net decrease in cash in the amount of $42.6 million. During that period, our operating activities used $93.5 million in cash, consisting primarily of purchases of portfolio investments of $118.9 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $21.6 million. In addition, our financing activities provided $50.8 million of cash, consisting primarily of net borrowings under the ING Credit Facility totaling $60.0 million, partially offset by dividends paid in the amount of $9.2 million. As of March 31, 2023, we had $18.2 million of cash on hand, including foreign currencies.
For the three months ended March 31, 2022, we experienced a net increase in cash in the amount of $126.6 million. During that period, our operating activities used $110.5 million in cash, consisting primarily of purchases of portfolio investments of $163.0 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $42.9 million. In addition, our financing activities provided $237.1 million of cash, consisting primarily of net proceeds from the issuance of the February 2027 Notes of $99.9 million, borrowings under the ING Credit Facility totaling $96.0 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020

Subscription Facility totaling $66.4 million and dividends paid in the amount of $6.2 million. As of March 31, 2022, we had $171.6 million of cash on hand, including foreign currencies.
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
ING Capital Credit Facility
On January 15, 2021, we entered into a senior secured revolving credit facility (as subsequently amended and restated, the “ING Credit Facility”) with ING Capital LLC (“ING”) as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of our portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of our portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining our status as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of March 31, 2023, we were in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2023, we had U.S. dollar borrowings of $530.0 million under the ING Credit Facility with an interest rate of 7.009% (with Term SOFR borrowings subject to one month SOFR of 4.759%), borrowings denominated in British pounds sterling of £33.2 million ($41.1 million U.S. dollars) with an interest rate of 6.110% (one month SONIA of 3.960%), borrowings denominated in Euros of €63.5 million ($69.0 million U.S. dollars) with an interest rate of 4.775% (one month EURIBOR of 2.625%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.900% (one month AUD Screen Rate of 3.750%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2023, we were in compliance with all covenants under the February 2022 NPA.
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
Recent Developments
Subsequent to March 31, 2023, we made approximately $2.7 million of new commitments, of which $2.2 million closed and funded. The $2.2 million of investments consists of $1.9 million of first lien senior secured debt investments and $0.3 million of subordinated debt investments. The weighted average yield of the debt investments was 11.2%. In addition, we funded $3.7 million of previously committed delayed draw term loans.
On May 4, 2023, the Board declared a quarterly dividend of $0.62 per share payable on June 14, 2023 to holders of record as of May 31, 2023.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 214% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
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
Fee income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$928	$688
Management, valuation and other fees	336	270
Total Recurring Fee Income	1,264	958
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	201	22
Advisory, loan amendment and other fees	221	36
Total Non-Recurring Fee Income	422	58
Total Fee Income	$1,686	$1,016
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$369	$461
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	2,055	—
Amtech LLC(1)	Delayed Draw Term Loan	909	909
Amtech LLC(1)	Revolver	227	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	174	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	645	761

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Arc Education(1)(3)	Delayed Draw Term Loan	1,934	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	337	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	86	84
ASC Communications, LLC	Revolver	659	659
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	702	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	964	976
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(3)	Acquisition Facility	652	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	2,768	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	124	122
BrightSign LLC(1)	Revolver	—	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	1,472	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	472
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	514	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	181	177
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	912	912
DISA Holdings Corp.(1)	Revolver	286	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	998	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,845
Eclipse Business Capital, LLC(1)	Revolver	9,074	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	468	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	187	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	358	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,791	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	77	77
Faraday(1)(2)(3)	Delayed Draw Term Loan	973
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	—	240
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	556	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	925
FragilePak LLC(1)	Delayed Draw Term Loan	3,779	3,779
GB Eagle Buyer, Inc.(1)(2)	Revolver	1,936	1,935
Global Academic Group Limited(1)(7)	Term Loan	297	301
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Greenhill II BV(1)(3)	Capex Acquisition Facility	260	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	449	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	220	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	309	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	95	95
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	565	555
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	849	834
INOS 19-090 GmbH(1)(3)	Acquisition Facility	1,257	1,235
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,334	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	56	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	757	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	1,959	—
ITI Intermodal, Inc.(1)(2)	Revolver	461	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	424	428
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,272	1,250
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	530	530
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	33	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	311	311
Mercell Holding AS(1)(8)	Capex Acquisition Facility	375	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	331	335
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	491	553
Narda Acquisitionco., Inc.(1)(2)	Revolver	615	615
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	489	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	685	810
NF Holdco, LLC(1)(2)	Revolver	737	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	471	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	127	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	259	187
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Delayed Draw Term Loan	3,694	3,629
ProfitOptics, LLC(1)	Revolver	123	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	214	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	740	727

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Qualified Industries, LLC(1)(2)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,813	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	910	1,311
R1 Holdings, LLC(1)	Revolver	801	801
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)(2)	Revolver	1,135	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	289	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	756	735
Rocade Holdings LLC	Preferred Equity	10,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,041	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,451
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	1,134	2,076
Sanoptis S.A.R.L.(1)(2)(9)	CAF Delayed Draw Term Loan	450	—
SBP Holdings LP(1)(2)	Delayed Draw Term Loan	735	—
SBP Holdings LP(1)(2)	Revolver	444	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,155	1,135
Scout Bidco B.V.(1)(3)	Revolver	524	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	1,599	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,176	1,176
Smartling, Inc.(1)(2)	Revolver	588	588
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	2,318	2,255
Solo Buyer, L.P.(1)(2)	Revolver	1,197	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	141	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	3,750	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,730	1,683
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	119	199
Tank Holding Corp(1)	Revolver	469	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,118	1,088
Techone B.V.(1)(3)	Revolver	93	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413
Trader Corporation(1)(6)	Revolver	173	173
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	80	78

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	672	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	471	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	1,060
Waccamaw River(2)	Joint Venture	2,480	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	943	—
Woodland Foods, LLC(1)(2)	Line of Credit	213	213
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	1,165	1,165
WWEC Holdings III Corp(1)(2)	Revolver	512	512
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,438	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	676
ZB Holdco LLC(1)	Revolver	423	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,293	1,258
Total unused commitments to extend financing		$154,815	$143,252
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s investments in the portfolio company are carried at less than cost.
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
(9)Actual commitment amount is denominated in Swiss francs. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, CDOR, STIBOR, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2023, we were not a party to any interest rate hedging arrangements.
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
As of March 31, 2023, approximately $1,030.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our March 31, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$30,917	$19,312	$11,605
Up 200 basis points	20,611	12,874	7,737
Up 100 basis points	10,306	6,437	3,869
Down 25 basis points	(2,576)	(1,609)	(967)
Down 50 basis points	(5,153)	(3,219)	(1,934)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees.

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of March 31, 2023, we had U.S. dollar borrowings of $530.0 million under the ING Credit Facility with an interest rate of 7.009% (with Term SOFR borrowings subject to one month SOFR of 4.759%), borrowings denominated in British pounds sterling of £33.2 million ($41.1 million U.S. dollars) with an interest rate of 6.110% (one month SONIA of 3.960%), borrowings denominated in Euros of €63.5 million ($69.0 million U.S. dollars) with an interest rate of 4.775% (one month EURIBOR of 2.625%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 5.900% (one month AUD Screen Rate of 3.750%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described below and in Item 1A entitled “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties referenced herein and in our most recent Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 4, 2023, the Company’s Board of Directors appointed Elizabeth Murray as Chief Operating Officer of the Company, effective immediately. Ms. Murray will continue to serve as the Company’s Chief Financial Officer.
Ms. Murray, 45, also serves as the Chief Financial Officer and Chief Operating Officer of each of Barings BDC, Inc. (“BBDC”) and Barings Private Credit Corporation. She is also the Treasurer of Barings Private Equity Opportunities and Commitments Fund. Ms. Murray previously was the Director of External Reporting for BBDC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings LLC. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting, and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
There is no arrangement or understanding between Ms. Murray and any other person pursuant to which she was appointed as Chief Operating Officer. Further, with regard to Ms. Murray, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.
On May 4, 2023, the Board appointed Bryan High to serve as Chief Executive Officer of the Company, replacing Ian Fowler, effective as of the close of business on May 4, 2023. In addition, on May 4, 2023, the Board appointed Matthew Freund to serve as President of the Company, replacing Ian Fowler, effective as of the close of business on May 4, 2023. Mr. Fowler will remain at Barings LLC to serve as Co-Head of Barings LLC’s Global Private Finance Group, and his transition from Chief Executive Officer and President of the Company is not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices.
Mr. High, 43, previously served as Vice President of the Company, from November 2020 until his appointment as Chief Executive Officer. Mr. High also serves as the Head of Capital Solutions and a co-Portfolio Manager for Capital Solutions funds. He joined the firm in 2007, and has extensive experience in public and private credit, distressed debt / special situations and private equity. Prior to joining Barings, Mr. High was an investment banker at a boutique M&A firm where he advised on middle market transactions. He also worked at Banc of America Securities LLC in the restructuring advisory group. Mr. High currently serves on the investment committees for Capital Solutions, U.S. High Yield and Global Private Structured Finance. He is an acting Vice President for Barings BDC, Inc., overseeing Cross Platform investments. Mr. High is a member of the Board of Directors for Eclipse Business Capital, LLC and Coastal Marina Holdings, LLC. He graduated with distinction from the University of North Carolina at Chapel Hill with a B.S. in Business Administration.
There is no arrangement or understanding between Mr. High and any other person pursuant to which he was appointed as Chief Executive Officer. Further, with regard to Mr. High, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.
Mr. Freund, 34, also serves as a Senior Investment Manager within Barings’ Global Private Finance Group. He is responsible for structuring, underwriting, and monitoring North American private finance investments supporting Barings sponsor clients. He has worked in the industry since 2009. Prior to joining the firm in 2015, Mr. Freund worked for US Bank structuring secured loans to support leveraged buyouts for private equity sponsors. Prior to joining US Bank, Mr. Freund worked in underwriting and analytical roles at Bank of America as part of corporate and middle market coverage. He has a B.S. in Business Administration degree from Saint Louis University and is a member of the CFA Institute.
There is no arrangement or understanding between Mr. Freund and any other person pursuant to which he was appointed as President. Further, with regard to Mr. Freund, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*    Filed Herewith.
**    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	May 4, 2023	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 4, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)