Form 10-Q
period 2023-06-30
Barings Capital Investment Corp
filed 2023-08-09
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 9, 2023 was 28,506,055.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,178,684 and $1,154,788 as of June 30, 2023 and December 31, 2022, respectively)	$1,144,118	$1,114,337
Affiliate investments (cost of $149,220 and $106,815 as of June 30, 2023 and December 31, 2022, respectively)	165,327	119,068
Total investments at fair value	1,309,445	1,233,405
Cash	21,444	43,671
Foreign currencies (cost of $23,492 and $16,897 as of June 30, 2023 and December 31, 2022, respectively)	23,737	17,180
Interest and fees receivable	22,264	19,338
Prepaid expenses and other assets	25	93
Derivative assets	1,658	1,202
Deferred financing fees	2,717	3,191
Receivable from unsettled transactions	425	1,188
Total assets	$1,381,715	$1,319,268
Liabilities:
Accounts payable and accrued liabilities	$1,684	$1,463
Interest payable	3,664	2,884
Administrative fees payable	221	255
Base management fees payable	504	445
Incentive management fees payable	2,984	764
Derivative liabilities	1,197	12,622
Payable from unsettled transactions	33	17,584
Borrowings under subscription and credit facilities	645,148	581,436
Notes payable (net of deferred financing fees)	99,750	99,716
Total liabilities	755,185	717,169
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 28,506,055 and 27,795,215 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	28	28
Additional paid-in capital	618,515	603,002
Total distributable earnings	7,987	(931)
Total net assets	626,530	602,099
Total liabilities and net assets	$1,381,715	$1,319,268
Net asset value per share	$21.98	$21.66
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$29,277	$17,653	$56,484	$30,975
Affiliate investments	89	96	202	154
Total interest income	29,366	17,749	56,686	31,129
Dividend income:
Non-Control / Non-Affiliate investments	570	63	1,131	186
Affiliate investments	4,216	2,811	7,134	6,478
Total dividend income	4,786	2,874	8,265	6,664
Fee and other income:
Non-Control / Non-Affiliate investments	1,858	1,723	3,533	2,738
Affiliate investments	9	5	19	5
Total fee and other income	1,867	1,728	3,552	2,743
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,016	725	3,760	1,860
Total payment-in-kind interest income	2,016	725	3,760	1,860
Interest income from cash	13	—	24	—
Total investment income	38,048	23,076	72,287	42,396
Operating expenses:
Interest and other financing fees	12,862	5,055	24,154	8,806
Base management fee (Note 2)	504	409	990	764
Incentive management fees (Note 2)	2,984	412	5,683	2,735
Professional fees	214	265	446	481
Directors fees	60	60	120	135
Custody and administrative fees	178	158	361	351
Other general and administrative expenses (Note 2)	359	461	752	852
Total operating expenses	17,161	6,820	32,506	14,124
Net investment income before taxes	20,887	16,256	39,781	28,272
Income taxes, including excise tax expense	131	—	155	—
Net investment income after taxes	20,756	16,256	39,626	28,272

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,017)	$(1,828)	(2,241)	(1,638)
Affiliate investments	—	—	—	39
Net realized gains (losses) on investments	(2,017)	(1,828)	(2,241)	(1,599)
Foreign currency transactions	(2,344)	1,363	(12,051)	4,051
Net realized gains (losses)	(4,361)	(465)	(14,292)	2,452
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(401)	(23,571)	5,723	(30,118)
Affiliate investments	402	(3,702)	3,854	5,211
Net unrealized appreciation (depreciation) on investments	1	(27,273)	9,577	(24,907)
Foreign currency transactions	1,156	14,364	8,133	14,329
Net unrealized appreciation (depreciation)	1,157	(12,909)	17,710	(10,578)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(3,204)	(13,374)	3,418	(8,126)
Loss on extinguishment of debt	—	—	—	(181)
Net increase in net assets resulting from operations	$17,552	$2,882	$43,044	$19,965
Net investment income per share—basic and diluted	$0.74	$0.60	$1.41	$1.15
Net increase in net assets resulting from operations per share—basic and diluted	$0.62	$0.11	$1.54	$0.81
Dividends/distributions per share:
Total dividends/distributions	$0.62	$0.52	$1.22	$1.03
Weighted average shares outstanding—basic and diluted	28,206,514	26,983,860	28,032,710	24,529,615
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2022	26,939,328	$27	$584,338	$25,234	$609,599
Net investment income	—	—	—	16,256	16,256
Net realized loss on investments / foreign currency transactions	—	—	—	(465)	(465)
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(12,909)	(12,909)
Distributions declared from earnings and dividends reinvested	270,156	—	6,113	(14,007)	(7,894)
Balance, June 30, 2022	27,209,484	$27	$590,451	$14,109	$604,587

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2023	28,142,612	$28	$610,527	$7,884	$618,439
Net investment income	—	—	—	20,756	20,756
Net realized loss on investments / foreign currency transactions	—	—	—	(4,361)	(4,361)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	1,157	1,157
Distributions declared from earnings and dividends reinvested	363,443	—	7,988	(17,449)	(9,461)
Balance, June 30, 2023	28,506,055	$28	$618,515	$7,987	$626,530
See accompanying notes.

Six Month Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	21,614,871	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	28,272	28,272
Net realized gain on investments / foreign currency transactions	—	—	—	2,452	2,452
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(10,578)	(10,578)
Loss on extinguishment of debt	—	—	—	(181)	(181)
Distributions declared from earnings and dividends reinvested	485,070	—	10,933	(25,031)	(14,098)
Issuance of common stock	5,109,543	5	113,887	—	113,892
Balance, June 30, 2022	27,209,484	$27	$590,451	$14,109	$604,587

Six Month Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	39,626	39,626
Net realized loss on investments / foreign currency transactions	—	—	—	(14,292)	(14,292)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	17,710	17,710
Distributions declared from earnings and dividends reinvested	710,840	—	15,513	(34,126)	(18,613)
Balance, June 30, 2023	28,506,055	$28	$618,515	$7,987	$626,530
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$43,044	$19,965
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(151,494)	(331,224)
Repayments received / sales of portfolio investments	73,780	70,999
Loan origination and other fees received	1,643	5,545
Net realized (gain) loss on investments	2,241	1,599
Net realized (gain) loss on foreign currency transactions	12,051	(4,051)
Net unrealized (appreciation) depreciation of investments	(9,577)	24,907
Net unrealized (appreciation) depreciation of foreign currency transactions	(8,133)	(14,329)
Payment-in-kind interest / dividends	(6,235)	(1,860)
Amortization of deferred financing fees	509	482
Loss on extinguishment of debt	—	181
Accretion of loan origination and other fees	(2,421)	(1,755)
Amortization / accretion of purchased loan premium / discount	(705)	(1,005)
Payments for derivative contracts	(14,024)	(1,315)
Proceeds from derivative contracts	1,492	1,525
Changes in operating assets and liabilities:
Interest and fees receivable	(2,379)	(7,996)
Prepaid expenses and other assets	67	3
Accounts payable and accrued liabilities	2,305	(475)
Interest payable	780	1,637
Net cash provided by (used in) operating activities	(57,056)	(237,167)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	60,000	213,607
Repayments of subscription and credit facilities	—	(66,374)
Proceeds from notes	—	100,000
Financing fees paid	(1)	(972)
Issuance of common stock	—	113,892
Cash dividends / distributions paid	(18,613)	(14,098)
Net cash provided by (used in) financing activities	41,386	346,055
Net increase (decrease) in cash and foreign currencies	(15,670)	108,888
Cash and foreign currencies, beginning of period	60,851	45,049
Cash and foreign currencies, end of period	$45,181	$153,937
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,626	$6,433
Excise taxes paid during the period	$500	$470
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$15,513	$10,934
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$7,230	1.2%	(3) (6)
						7,500	7,500	7,230

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	2,815	0.4%	(6) (30)
		Class B Convertible Preferred Equity (1,666 shares)	N/A	12/22	N/A		1,666	1,802	0.3%	(6) (30)
							4,166	4,617

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.6% Cash	08/21	07/27	1,941	1,903	1,900	0.3%	(3) (6) (7) (10)
						1,941	1,903	1,900

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	04/22	04/28	8,837	8,727	8,554	1.4%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 11.1% Cash	04/22	04/28	668	657	639	0.1%	(6) (7) (9)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	173	—%	(6) (30)
						9,505	9,559	9,366

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	03/22	10/26	3,164	3,128	2,920	0.5%	(3) (6) (7) (13)
						3,164	3,128	2,920

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.5% Cash	08/21	10/27	5,900	5,633	4,882	0.8%	(3) (6) (7) (15)
						5,900	5,633	4,882

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	05/23	05/30	1,414	1,367	1,348	0.2%	(3) (6) (7) (12)
		Subordinated Term Loan	EURIBOR + 10.50% PIK	05/23	11/30	303	298	294	—%	(3) (6) (7) (12)
						1,717	1,665	1,642

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	270	—%	(6) (30)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	70	—%	(6) (30)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (30)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (30)
							126	340

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,392	1,392	1,408	0.2%
						1,392	1,392	1,408

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	06/21	07/27	17,702	17,416	16,479	2.6%	(6) (7) (15)
						17,702	17,416	16,479

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	04/21	04/29	4,849	4,764	4,675	0.7%	(6) (7) (8)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	261	—%	(6) (30)
						4,849	4,926	4,936

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	03/23	03/30	3,247	3,061	3,120	0.5%	(3) (6) (7) (12)
						3,247	3,061	3,120

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 14.1% Cash	05/21	05/29	18,157	17,719	16,795	2.7%	(7) (8)
						18,157	17,719	16,795

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	$2,644	$2,338	$2,345	0.4%	(3) (6)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	592	0.1%	(3) (6) (30)
		Warrants (190,193 units)	N/A	09/22	N/A		2	300	—%	(3) (6) (30)
						2,644	2,860	3,237

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	04/23	04/29	1,945	1,897	1,896	0.3%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 10.6% Cash	04/23	04/29	—	(11)	(12)	—%	(6) (7) (14)
		Common Stock (88,110 shares)	N/A	04/23	N/A		88	88	—%	(6) (30)
						1,945	1,974	1,972

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/21	11/27	1,798	1,764	1,777	0.3%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 11.2% Cash	11/21	11/27	—	(3)	(2)	—%	(6) (7) (8)
						1,798	1,761	1,775

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Bond	10.0% Cash, 5.0% PIK	08/20	08/25	6,232	5,985	5,998	1.0%
						6,232	5,985	5,998

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	11/21	10/28	858	919	840	0.1%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.1% Cash	11/21	10/28	4,406	4,424	4,314	0.7%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.1% Cash	04/22	10/28	2,742	2,688	2,684	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.1% Cash	01/23	10/28	987	933	981	0.2%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.6% Cash	11/21	10/28	614	614	601	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.6% Cash	06/22	10/28	476	476	466	0.1%	(3) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 9.1% Cash	04/22	10/23	—	(1)	(4)	—%	(3) (6) (7) (12)
						10,083	10,053	9,882

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	07/22	07/29	2,509	2,308	2,462	0.4%	(3) (6) (7) (12)
						2,509	2,308	2,462

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.4% Cash	04/22	03/30	926	1,023	900	0.1%	(3) (6) (7) (20)
						926	1,023	900

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	09/21	09/27	1,625	1,711	1,314	0.2%	(3) (6) (7) (13)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	3	—%	(3) (6) (30)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (30)
						1,625	1,798	1,317

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	02/21	03/28	2,619	2,783	2,548	0.4%	(3) (6) (7) (19)
						2,619	2,783	2,548

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	03/21	03/29	21,000	20,585	20,643	3.3%	(6) (7) (9)
						21,000	20,585	20,643

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.5% Cash	12/21	12/28	$1,918	$1,934	$1,814	0.3%	(3) (6) (7) (19)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	510	518	485	0.1%	(3) (6) (7) (19)
						2,428	2,452	2,299

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	07/22	07/29	3,352	3,011	3,266	0.5%	(3) (6) (7) (12)
						3,352	3,011	3,266

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	10/20	10/27	7,855	8,539	7,722	1.2%	(3) (6) (7) (12)
						7,855	8,539	7,722

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.3% Cash	07/22	07/29	879	817	849	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	07/22	07/29	65	63	63	—%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	07/22	07/29	845	760	804	0.1%	(3) (6) (7) (17)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	284	258	269	—%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		27	25	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		27	25	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (30)
						2,073	1,952	2,035

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	07/22	07/27	12,164	12,000	12,030	1.9%	(6) (7) (14)
		Revolver	SOFR + 5.00%, 10.2% Cash	07/22	07/27	—	(9)	(7)	—%	(6) (7) (14)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	402	0.1%	(6)
						12,164	12,317	12,425

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.7% Cash	05/21	08/29	7,511	7,453	6,685	1.1%	(7) (9)
						7,511	7,453	6,685

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	11/21	11/28	1,878	1,899	1,833	0.3%	(3) (6) (7) (19)
						1,878	1,899	1,833

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	11/22	11/28	6,219	6,075	6,194	1.0%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.5% Cash	11/22	11/28	—	(28)	(5)	—%	(6) (7) (15)
						6,219	6,047	6,189

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,769	1,826	1,695	0.3%	(3) (6) (7) (21)
						1,769	1,826	1,695

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,080	4,026	4,240	0.7%
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 10.7% Cash, 1.0% PIK	08/20	10/26	249	236	246	—%	(7) (8)
						4,329	4,262	4,486

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	11/21	11/27	3,024	2,968	2,990	0.5%	(6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.4% Cash	11/21	11/27	—	(5)	(3)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,012	999	985	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	102	—%	(6) (30)
						4,036	4,090	4,074

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	11/21	11/28	$2,182	$2,195	$2,182	0.3%	(3) (6) (7) (13)
						2,182	2,195	2,182

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.7% Cash	10/21	10/27	2,538	2,505	2,509	0.4%	(6) (7) (14)
						2,538	2,505	2,509

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	02/21	02/28	2,291	2,430	2,229	0.4%	(3) (6) (7) (13)
						2,291	2,430	2,229

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	01/21	01/28	846	828	813	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.8% Cash	01/21	01/28	206	216	198	—%	(3) (6) (7) (18)
						1,052	1,044	1,011

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/22	12/29	4,418	4,244	4,297	0.7%	(3) (6) (7) (12)
						4,418	4,244	4,297

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	05/21	05/28	12,065	11,841	8,409	1.3%	(7) (14)
						12,065	11,841	8,409

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	08/21	08/27	6,000	5,877	5,520	0.9%	(6) (7) (15)
						6,000	5,877	5,520

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	03/23	07/29	9,552	8,996	8,979	1.4%	(6) (7) (15)
						9,552	8,996	8,979

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,170	2.3%
		Preferred Stock- Series C (7,309 shares)	7.0% PIK	07/22	N/A		7,496	7,563	1.2%	(6)
						13,600	21,096	21,733

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,800	0.3%	(6)
						2,000	2,000	1,800

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	10/21	10/28	2,291	2,312	2,250	0.4%	(3) (6) (7) (12)
						2,291	2,312	2,250

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	3,823	3,794	3,794	0.6%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.9% Cash	10/21	10/27	477	472	471	0.1%	(6) (7) (15)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	727	0.1%	(6) (30)
						4,300	4,862	4,992

British Airways 2020-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	649	649	654	0.1%
						649	649	654

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.7% Cash	12/20	12/27	2,291	2,379	2,246	0.4%	(3) (6) (7) (19)
						2,291	2,379	2,246

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	2,273	2,189	2,209	0.4%	(6) (7) (14)
		LP Units (227 units)	N/A	07/22	N/A		227	250	—%	(6) (30)
						2,273	2,416	2,459

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.1% Cash	06/22	06/26	$6,118	$5,711	$5,727	0.9%	(6) (7) (12)
						6,118	5,711	5,727

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	12/21	12/28	3,738	3,677	3,461	0.6%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	07/22	12/28	1,028	1,010	952	0.2%	(6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.8% Cash	12/21	12/28	—	(11)	(52)	—%	(6) (7) (9)
						4,766	4,676	4,361

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 3.50%, 8.5% Cash, 3.5% PIK	06/21	03/26	1,590	1,716	1,372	0.2%	(3) (6) (7) (24)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (30)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30)
						1,590	2,105	1,372

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.6% Cash	04/22	04/27	2,159	2,133	2,140	0.3%	(3) (6) (7) (15)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	319	0.1%	(3) (6) (30)
						2,159	2,474	2,459

Carlson Travel, Inc.	Business Travel Management	First Lien Senior Secured Bond	8.5% Cash	11/21	11/26	2,898	2,718	1,583	0.3%
		Series A Convertible Preferred Units (6,205 units)	N/A	01/23	N/A		540	385	0.1%	(6) (30)
		Common Stock (124,051 shares)	N/A	11/21	N/A		2,345	512	0.1%	(30)
						2,898	5,603	2,480

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	10/21	10/28	5,574	5,451	5,439	0.9%	(3) (6) (7) (13)
						5,574	5,451	5,439

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	02/22	02/28	5,256	5,172	5,125	0.8%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	12/22	02/28	1,591	1,547	1,551	0.2%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 9.9% Cash	02/22	02/28	—	(26)	(41)	—%	(6) (7) (15)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	995	0.2%	(6) (30)
						6,847	7,244	7,630

Cineworld Group PLC	Leisure Products	Warrants (371,024 units)	N/A	07/22	N/A		68	—	—%	(3) (30)
							68	—

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	3,472	3,276	3,256	0.5%	(6)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,775	7,795	1.2%	(6)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,440	0.9%	(6) (30)
						11,782	15,598	16,491

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	11/21	11/28	1,995	1,957	1,971	0.3%	(3) (6) (7) (9)
						1,995	1,957	1,971

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	638	627	622	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	162	—%	(6) (30)
						638	752	784

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	04/22	04/28	$6,736	$6,624	$6,656	1.1%	(6) (7) (16)
		Revolver	SOFR + 5.25%, 10.6% Cash	04/22	04/28	—	(9)	(7)	—%	(6) (7) (16)
						6,736	6,615	6,649

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	10/22	10/29	1,016	906	998	0.2%	(3) (6) (7) (12)
						1,016	906	998

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	17,399	17,383	9,935	1.6%	(6) (29)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	46	—%	(30)
						17,399	17,557	9,981

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.5% PIK	09/21	09/28	10,251	10,690	10,100	1.6%	(3) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	247	—%	(3) (6) (30)
		Class B Units (231 units)	N/A	09/21	N/A		538	626	0.1%	(3) (6) (30)
						10,251	11,476	10,973

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.5% Cash	09/20	09/27	2,119	1,957	2,114	0.3%	(3) (6) (7) (17)
						2,119	1,957	2,114

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	12/21	12/28	764	773	753	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	2,282	2,235	2,249	0.4%	(3) (6) (7) (15)
						3,046	3,008	3,002

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	01/21	01/27	7,921	7,806	7,886	1.3%	(6) (7) (9)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	733	0.1%	(6) (30)
						7,921	8,209	8,619

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	11/22	11/28	1,909	1,869	1,875	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.6% Cash	11/22	11/28	—	(9)	(8)	—%	(6) (7) (15)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	96	—%	(6) (30)
						1,909	1,956	1,963

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	12/21	12/26	638	628	631	0.1%	(6) (7) (14)
		Revolver	SOFR + 6.00%, 11.2% Cash	12/21	12/26	—	(3)	(2)	—%	(6) (7) (14)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	52	—%	(6) (30)
						638	680	681

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/22	09/28	3,838	3,710	3,782	0.6%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 10.7% Cash	11/22	09/28	—	(8)	(3)	—%	(6) (7) (14)
						3,838	3,702	3,779

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	04/21	04/28	4,800	4,790	4,733	0.8%	(3) (6) (7) (13)
						4,800	4,790	4,733

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	09/21	09/28	$198	$179	$161	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	09/21	09/28	3,177	3,133	3,079	0.5%	(3) (6) (7) (9)
						3,375	3,312	3,240

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	06/22	06/28	1,000	987	990	0.2%	(3) (6) (7) (15)
						1,000	987	990

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	07/21	07/27	9,562	9,394	9,409	1.5%	(6) (7) (15)
						9,562	9,394	9,409

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	11/21	11/29	7,605	7,491	7,232	1.2%	(6) (7) (8)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	344	0.1%	(6) (30)
						7,605	7,780	7,576

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	689	669	671	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	214	—%	(6) (30)
						689	874	885

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	09/21	09/27	3,705	3,650	3,409	0.5%	(6) (7) (9)
						3,705	3,650	3,409

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	8,054	7,873	6,883	1.1%	(6) (7) (9)
		Revolver	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	831	813	703	0.1%	(6) (7) (9)
						8,885	8,686	7,586

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.6% Cash	02/21	12/25	3,885	3,863	3,885	0.6%	(6) (7) (9)
						3,885	3,863	3,885

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	04/21	04/28	4,412	4,347	4,178	0.7%	(6) (7) (15)
						4,412	4,347	4,178

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/21	11/27	6,162	6,040	6,162	1.0%	(6) (7) (14)
		Revolver	SOFR + 5.00%, 10.2% Cash	11/21	11/27	—	(16)	—	—%	(6) (7) (14)
						6,162	6,024	6,162

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.5% Cash	12/22	12/29	1,009	905	902	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.5% Cash	12/22	09/23	—	—	(14)	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	12/22	12/29	511	498	492	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.5% Cash	12/22	12/29	1,530	1,441	1,472	0.2%	(3) (6) (7) (18)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	386	364	367	0.1%	(3) (6)
						3,436	3,208	3,219

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.3% Cash	03/22	03/28	1,705	1,859	1,461	0.2%	(3) (6) (7) (22)
						1,705	1,859	1,461

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	07/22	07/28	4,794	4,711	4,487	0.7%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.7% Cash	07/22	07/28	94	91	83	—%	(6) (7) (15)
						4,888	4,802	4,570

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	01/23	01/30	$1,662	$1,587	$1,599	0.3%	(3) (6) (7) (12)
						1,662	1,587	1,599

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,597	0.4%	(6)
							2,799	2,597

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	02/21	02/28	1,714	1,695	1,692	0.3%	(6) (7) (15)
						1,714	1,695	1,692

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	03/22	03/29	2,454	2,391	2,388	0.4%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	05/23	03/29	1,840	1,775	1,766	0.3%	(3) (6) (7) (13)
						4,294	4,166	4,154

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		4,039	3,146	0.5%	(6)
							4,039	3,146

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 10.1% Cash	12/20	12/26	2,441	2,411	2,416	0.4%	(6) (7) (9)
						2,441	2,411	2,416

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.5% Cash	05/22	05/30	7,143	7,015	7,055	1.1%	(6) (7) (15)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	561	0.1%	(6) (30)
						7,143	7,519	7,616

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,281	8,500	1.4%
						10,000	9,281	8,500

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,886	1,958	0.3%	(3) (6) (30)
							1,886	1,958

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.2% Cash	04/22	04/29	1,804	1,792	1,739	0.3%	(3) (6) (7) (18)
						1,804	1,792	1,739

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/22	02/26	1,907	1,860	1,872	0.3%	(6) (7) (14)
						1,907	1,860	1,872

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.4% Cash	05/21	05/27	7,407	7,264	7,407	1.2%	(6) (7) (9)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	1,074	0.2%	(6) (30)
						7,407	8,153	8,481

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 18.0% Cash	11/21	11/28	768	715	806	0.1%	(6) (7) (9)
		Common Stock (3,501 shares)	N/A	04/23	N/A		65	8	—%	(30)
						768	780	814

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	08/21	08/28	7,646	7,527	7,586	1.2%	(6) (7) (14)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	28	—%	(6) (30)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	124	—%	(6) (30)
						7,646	7,634	7,738

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	12/22	12/28	$12,518	$12,169	$12,193	1.9%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.8% Cash	12/22	12/28	—	(53)	(50)	—%	(6) (7) (15)
		Partnership Units (515 units)	N/A	12/22	N/A		515	474	0.1%	(6) (30)
						12,518	12,631	12,617

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	07/22	07/27	1,637	1,672	1,601	0.3%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.6% Cash	07/22	07/27	2,819	2,810	2,751	0.4%	(3) (6) (7) (25)
						4,456	4,482	4,352

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.4% Cash	06/22	06/29	469	445	334	0.1%	(3) (6) (7) (11)
						469	445	334

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	07/22	07/29	897	813	878	0.1%	(3) (6) (7) (12)
						897	813	878

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/22	10/29	1,089	1,005	1,056	0.2%	(3) (6) (7) (12)
						1,089	1,005	1,056

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.6% Cash	10/22	10/28	2,168	2,021	2,112	0.3%	(3) (6) (7) (22)
						2,168	2,021	2,112

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.2% Cash	09/22	09/28	615	571	592	0.1%	(3) (6) (7) (21)
						615	571	592

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	567	559	493	0.1%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	12/28	3,659	3,595	3,180	0.5%	(6)*
						4,226	4,154	3,673

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	10/22	10/29	5,110	4,469	4,991	0.8%	(3) (6) (7) (12)
						5,110	4,469	4,991

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	03/21	03/27	4,475	4,416	4,104	0.7%	(6) (7) (15)
						4,475	4,416	4,104

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.1% Cash	04/22	11/28	7,083	6,904	6,864	1.1%	(3) (6) (7) (16)
						7,083	6,904	6,864

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.6% Cash	07/22	07/25	5,740	5,668	5,740	0.9%	(6) (7) (16)
		Revolver	SOFR + 8.50%, 13.6% Cash	07/22	07/25	—	(7)	—	—%	(6) (7) (16)
						5,740	5,661	5,740

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	09/22	09/29	327	281	321	0.1%	(3) (6) (7) (13)
						327	281	321

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	05/21	04/28	3,491	3,762	3,413	0.5%	(3) (6) (7) (12)
						3,491	3,762	3,413

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	09/20	12/28	2,843	2,832	2,585	0.4%	(7) (16)
						2,843	2,832	2,585

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	11/21	11/28	$2,653	$2,690	$2,619	0.4%	(3) (6) (7) (13)
						2,653	2,690	2,619

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	04/21	04/28	4,271	4,509	4,097	0.7%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 6.50%, 8.2% Cash	05/23	04/28	677	673	651	0.1%	(3) (6) (7) (26)
						4,948	5,182	4,748

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.62%, 9.2% Cash	12/20	12/27	838	904	838	0.1%	(3) (6) (7) (12)
						838	904	838

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	08/22	08/29	956	866	931	0.1%	(3) (6) (7) (12)
						956	866	931

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.6% Cash	10/22	10/29	4,685	4,052	4,581	0.7%	(3) (6) (7) (12)
						4,685	4,052	4,581

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	12/21	12/27	6,476	6,301	6,296	1.0%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.7% Cash	12/21	12/27	13	(4)	(7)	—%	(6) (7) (15)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		375	386	0.1%	(6) (30)
						6,489	6,672	6,675

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,332	1,332	1,322	0.2%
						1,332	1,332	1,322

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	05/21	07/24	3,585	3,521	3,493	0.6%	(6) (7) (15)
						3,585	3,521	3,493

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	03/22	03/27	1,979	2,192	1,941	0.3%	(3) (6) (7) (25)
						1,979	2,192	1,941

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.9% Cash	02/22	02/28	2,784	2,740	2,701	0.4%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	02/22	02/28	696	676	679	0.1%	(6) (7) (16)
		Revolver	LIBOR + 5.50%, 10.9% Cash	02/22	02/28	—	(6)	(13)	—%	(6) (7) (9)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	153	—%	(6)*
						3,480	3,507	3,520

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/20	11/26	4,955	4,851	4,886	0.8%	(6) (7) (15)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	83	—%	(6) (30)
						4,955	4,930	4,969

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.3% Cash	10/21	10/27	18,814	18,531	18,657	3.0%	(6) (7) (9)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	791	0.1%	(6) (30)
						18,814	19,382	19,448

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	12/20	12/27	5,445	5,362	5,374	0.9%	(6) (7) (15)
						5,445	5,362	5,374

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/21	12/28	3,406	3,402	3,088	0.5%	(3) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,149	1,152	1,010	0.2%	(3) (6)
						4,555	4,554	4,098

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.0% Cash	02/22	02/28	$10,873	$10,721	$10,771	1.7%	(6) (7) (9)
		Revolver	LIBOR + 4.75%, 10.0% Cash	02/22	02/28	—	(26)	(18)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	61	—%	(6)*
						10,873	10,734	10,814

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	08/20	12/23	6,843	6,836	6,108	1.0%	(9)
		First Lien Senior Secured Term Loan	LIBOR + 3.25%, 8.8% Cash	08/20	12/23	67	47	52	—%	(7) (9)
						6,910	6,883	6,160

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.6% Cash	04/22	04/25	10,000	9,940	9,980	1.6%	(6) (7) (15)
						10,000	9,940	9,980

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	01/21	12/25	3,319	3,296	3,292	0.5%	(6) (7) (9)
						3,319	3,296	3,292

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.3% Cash	04/22	09/27	4,824	4,745	4,023	0.6%	(6) (7) (8)
						4,824	4,745	4,023

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR, 3.2% Cash, 6.8% PIK	12/21	12/28	2,230	2,224	1,878	0.3%	(3) (6) (7) (12)
		Revolver	EURIBOR, 3.2% Cash, 5.8% PIK	12/21	06/27	48	44	24	—%	(3) (6) (7) (12)
						2,278	2,268	1,902

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	6,566	6,479	6,382	1.0%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.7% Cash	02/22	02/28	932	919	904	0.1%	(6) (7) (15)
						7,498	7,398	7,286

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.8% Cash	07/21	06/27	4,390	4,320	4,357	0.7%	(6) (7) (9)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	375	0.1%	(6) (30)
						4,390	4,693	4,732

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	02/22	10/27	3,941	4,087	3,504	0.6%	(3) (7) (19)
						3,941	4,087	3,504

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.7% Cash	08/22	08/29	1,466	1,566	1,434	0.2%	(3) (6) (7) (27)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	58	—%	(3) (6) (30)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	28	—%	(3) (6) (30)
						1,466	1,622	1,520

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.7% Cash	08/21	08/27	909	896	847	0.1%	(6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	51	—%	(6) (30)
						909	973	898

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	12/20	12/26	1,934	2,081	1,906	0.3%	(3) (6) (7) (20)
						1,934	2,081	1,906

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	11/20	11/27	$1,359	$1,351	$1,333	0.2%	(3) (6) (7) (19)
						1,359	1,351	1,333

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	08/20	08/26	5,031	4,960	4,986	0.8%	(6) (7) (14)
						5,031	4,960	4,986

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.0% Cash	03/22	03/28	6,945	7,339	6,397	1.0%	(3) (6) (7) (22)
						6,945	7,339	6,397

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.7% Cash	12/21	12/27	2,933	2,893	2,883	0.5%	(6) (7) (8)
		Revolver	LIBOR + 5.25%, 10.7% Cash	12/21	12/27	—	(9)	(12)	—%	(6) (7) (9)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	269	—%	(6) (30)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	29	—%	(6) (30)
						2,933	3,150	3,169

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	02/21	02/27	9,232	9,141	9,105	1.5%	(6) (7) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.4% Cash, 3.5% PIK	11/22	02/27	5,935	5,807	5,818	0.9%	(6) (7) (15)
						15,167	14,948	14,923

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,118	2,037	2,051	0.3%	(3) (6) (7) (13)
						2,118	2,037	2,051

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.4% Cash	10/21	10/28	2,780	2,867	2,739	0.4%	(3) (6) (7) (19)
		Revolver	SONIA + 5.25%, 9.4% Cash	10/21	04/24	50	51	50	—%	(3) (6) (7) (19)
						2,830	2,918	2,789

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7%	03/23	03/29	4,253	4,129	4,125	0.7%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.7%	03/23	03/29	—	(21)	(22)	—%	(6) (7) (15)
						4,253	4,108	4,103

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	10/21	09/27	3,935	3,876	3,898	0.6%	(6) (7) (15)
						3,935	3,876	3,898

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.4% Cash	01/22	01/28	3,163	3,391	3,122	0.5%	(3) (6) (7) (22)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	01/22	01/28	3,479	3,399	3,420	0.5%	(3) (6) (7) (16)
						6,642	6,790	6,542

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	09/22	10/29	2,191	1,908	2,136	0.3%	(3) (6) (7) (12)
						2,191	1,908	2,136

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	12/21	12/28	6,550	6,441	6,470	1.0%	(6) (7) (15)
		Revolver	SOFR + 5.75%, 10.8% Cash	12/21	12/28	—	(21)	(16)	—%	(6) (7) (15)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	240	—%	(6) (30)
						6,550	6,631	6,694

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	03/22	03/29	1,797	1,767	1,696	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.00%, 10.6% Cash	03/22	03/28	489	478	451	0.1%	(6) (7) (15)
						2,286	2,245	2,147

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	06/21	06/28	$6,760	$7,248	$6,639	1.1%	(3) (6) (7) (12)
						6,760	7,248	6,639

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/20	12/26	10,751	10,690	10,224	1.6%	(6) (7) (15)
						10,751	10,690	10,224

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	06/21	05/28	1,349	1,463	1,349	0.2%	(3) (6) (7) (19)
						1,349	1,463	1,349

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	06/21	06/28	362	396	356	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.8% Cash	06/21	06/28	597	585	588	0.1%	(3) (6) (7) (9)
						959	981	944

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	12/21	12/27	2,252	2,217	2,211	0.4%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	12/22	12/27	2,268	2,206	2,227	0.4%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	03/23	12/27	2,385	2,316	2,341	0.4%	(6) (7) (15)
		Revolver	LIBOR + 6.00%, 11.5% Cash	12/21	12/27	17	10	11	—%	(6) (7) (9)
		LP Units (276,798 units)	N/A	07/22	N/A		280	296	—%	(6) (30)
						6,922	7,029	7,086

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,636	4,198	4,358	0.7%	(6)
						4,636	4,198	4,358

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	08/27	12,712	12,540	12,611	2.0%	(6) (7) (15)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	08/27		86	150	—%	(6) (30)
						12,712	12,626	12,761

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	137	137	125	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	137	137	124	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	137	137	119	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	137	137	121	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	6,986	6,986	6,013	1.0%	(3) (6)
						7,534	7,534	6,502

Permaconn BidCo Pty Ltd	Telecommuni-cations	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	12/21	12/27	4,794	5,047	4,728	0.8%	(3) (6) (7) (21)
						4,794	5,047	4,728

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	12/21	12/27	2,089	2,057	2,062	0.3%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 10.3% Cash	12/21	12/27	—	(4)	(4)	—%	(6) (7) (15)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	530	0.1%	(6) (30)
						2,089	2,423	2,588

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	06/26	$21,064	$20,643	$20,645	3.3%	(6) (7) (9)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	158	—%	(6) (30)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	53	—%	(6) (30)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (30)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	15	—%	(6) (30)
						21,064	20,643	20,871

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	12/20	12/26	11,755	11,593	11,641	1.9%	(6) (7) (9)
						11,755	11,593	11,641

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	5,673	6,034	5,673	0.9%	(3) (6) (7) (13)
						5,673	6,034	5,673

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	08/21	07/28	3,147	3,074	3,081	0.5%	(3) (6) (7) (16)
						3,147	3,074	3,081

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	656	645	646	0.1%	(6) (7) (10)
		Revolver	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	161	158	158	—%	(6) (7) (10)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	72	—%	(6) (30)
						849	900	905

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.8% Cash	03/21	03/28	398	419	384	0.1%	(3) (6) (7) (13)
		Revolver	EURIBOR + 6.50%, 9.4% Cash	03/21	03/27	740	789	714	0.1%	(3) (6) (7) (13)
						1,138	1,208	1,098

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.7% Cash	05/22	05/29	892	828	764	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	05/22	05/29	866	845	798	0.1%	(3) (6) (7) (9)
						1,758	1,673	1,562

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	09/21	09/26	2,814	3,007	2,738	0.4%	(3) (6) (7) (20)
						2,814	3,007	2,738

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	03/23	03/29	606	589	590	0.1%	(6) (7) (15)
		Revolver	SOFR + 5.75%, 11.0% Cash	03/23	03/29	—	(7)	(7)	—%	(6) (7) (15)
		Preferred Stock (148 shares)	N/A	03/23	N/A		144	152	—%	(6) (30)
		Common Stock (242,424.24 shares)	N/A	03/23	N/A		3	—	—%	(6) (30)
						606	729	735

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/20	12/27	2,353	2,460	2,265	0.4%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.6% Cash	12/20	12/27	367	364	361	0.1%	(3) (6) (7) (9)
						2,720	2,824	2,626

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	$5,527	$5,326	$5,348	0.9%	(6) (7) (16)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	63	31	34	—%	(6) (7) (16)
						5,590	5,357	5,382

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	11/22	11/28	9,878	9,539	9,570	1.5%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 11.5% Cash	11/22	11/28	264	226	231	—%	(6) (7) (15)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	429	0.1%	(6) (30)
						10,142	10,165	10,230

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	08/20	07/26	4,982	4,925	4,982	0.8%	(6) (7) (15)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	83	—%	(6) (30)
						4,982	5,006	5,065

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.8% Cash	11/21	11/27	7,583	7,439	6,643	1.1%	(6) (7) (9)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	140	—%	(6) (30)
						7,583	7,834	6,783

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	12/20	12/26	7,044	7,402	6,974	1.1%	(6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	06/22	12/26	2,111	2,002	2,083	0.3%	(6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	12/20	12/26	1,630	1,600	1,604	0.3%	(6) (7) (8)
						10,785	11,004	10,661

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.3% Cash	04/21	04/29	1,859	1,829	1,807	0.3%	(6) (7) (9)
						1,859	1,829	1,807

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/21	12/28	2,263	2,252	2,104	0.3%	(3) (6) (7) (12)
						2,263	2,252	2,104

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/22	08/28	5,756	5,640	5,661	0.9%	(6) (7) (15)
		Revolver	SOFR + 5.50%, 10.6% Cash	08/22	08/28	204	188	191	—%	(6) (7) (15)
						5,960	5,828	5,852

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	10/20	10/25	13,999	13,818	13,868	2.2%	(6) (7) (15)
						13,999	13,818	13,868

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	12/20	12/26	4,802	4,735	4,600	0.7%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	12/20	09/23	142	135	33	—%	(6) (7) (9)
		Preferred Stock (84.8 shares)	N/A	12/20	N/A		85	104	—%	(6) (30)
						4,944	4,955	4,737

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.6% Cash	06/22	07/29	2,452	2,299	2,384	0.4%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 6.9% Cash	06/22	07/29	891	841	868	0.1%	(3) (6) (7) (26)
						3,343	3,140	3,252

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	03/23	03/28	6,218	5,985	5,995	1.0%	(6) (7) (15)
		Revolver	SOFR + 6.75%, 12.0% Cash	03/23	03/28	—	(18)	(17)	—%	(6) (7) (15)
						6,218	5,967	5,978

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	12/21	12/28	$1,811	$1,782	$1,790	0.3%	(6) (7) (15)
		Revolver	SOFR + 5.25%, 10.6% Cash	12/21	12/28	—	(5)	(3)	—%	(6) (7) (15)
						1,811	1,777	1,787

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	05/22	03/29	3,315	3,150	3,306	0.5%	(3) (6) (7) (13)
		Revolver	EURIBOR + 5.50%, 8.7% Cash	05/22	03/29	—	(11)	(1)	—%	(3) (6) (7) (13)
						3,315	3,139	3,305

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	11/28	477	441	465	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	05/29	501	480	488	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/22	11/28	912	868	871	0.1%	(3) (6) (7) (13)
						1,890	1,789	1,824

Serta Simmons Bedding LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.7% Cash	06/23	06/28	247	244	247	—%	(6) (7) (15)
		Common Stock (59,747 shares)	N/A	06/23	N/A		893	893	0.1%	(6) (30)
						247	1,137	1,140

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	12/22	01/30	17,400	16,888	16,899	2.7%	(3) (6) (7) (15)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	600	0.1%	(3) (6) (30)
						17,400	17,488	17,499

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 11.0% Cash	12/20	12/26	4,875	4,814	4,846	0.8%	(6) (7) (9)
						4,875	4,814	4,846

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	11/21	11/27	9,309	9,167	9,141	1.5%	(6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.9% Cash	11/21	11/27	—	(9)	(11)	—%	(6) (7) (8)
						9,309	9,158	9,130

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	12/20	12/26	4,567	4,509	4,495	0.7%	(6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	11/22	12/26	1,880	1,847	1,851	0.3%	(6) (7) (15)
						6,447	6,356	6,346

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,750	5,229	5,737	0.9%	(3) (6)
						5,750	5,229	5,737

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	12/22	12/29	13,530	13,211	13,238	2.1%	(6) (7) (15)
		Revolver	SOFR + 6.25%, 11.4% Cash	12/22	12/28	239	212	214	—%	(6) (7) (15)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	287	—%	(6) (30)
						13,769	13,733	13,739

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/22	03/27	1,930	1,885	1,889	0.3%	(6) (7) (15)
		Revolver	Prime + 4.00%, 12.3% Cash	11/22	03/27	59	56	56	—%	(6) (7) (28)
						1,989	1,941	1,945

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	10/22	10/28	3,039	2,888	2,911	0.5%	(6) (7) (14)
		Revolver	SOFR + 5.00%, 10.1% Cash	10/22	10/28	—	(15)	(13)	—%	(6) (7) (14)
						3,039	2,873	2,898

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.0% Cash	12/20	11/27	$487	$468	$478	0.1%	(3) (6) (7) (18)
						487	468	478

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/21	04/27	4,640	4,588	4,609	0.7%	(3) (6) (7) (15)
						4,640	4,588	4,609

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/21	12/27	16,282	16,024	16,119	2.6%	(6) (7) (15)
		Revolver	SOFR + 5.75%, 11.0% Cash	12/21	12/27	—	(22)	(15)	—%	(6) (7) (15)
						16,282	16,002	16,104

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,451	8,219	1.3%	(6)
							8,451	8,219

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	11/21	10/28	4,095	4,061	3,875	0.6%	(3) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.9% Cash	11/21	10/26	398	394	373	0.1%	(3) (6) (7) (8)
						4,493	4,455	4,248

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,067	1,053	1,039	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	30	—%	(6) (30)
						1,067	1,076	1,069

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	03/22	03/28	7,272	7,137	6,974	1.1%	(6) (7) (14)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	05/23	03/28	1,439	1,378	1,377	0.2%	(6) (7) (14)
		Revolver	SOFR + 5.75%, 11.0% Cash	03/22	03/28	491	479	464	0.1%	(6) (7) (14)
						9,202	8,994	8,815

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.4% Cash	11/22	11/29	1,725	1,494	1,663	0.3%	(3) (6) (7) (18)
						1,725	1,494	1,663

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	588	588	0.1%	(6)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	392	0.1%	(6) (30)
						600	988	980

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.0% Cash	11/21	11/28	2,970	2,989	2,905	0.5%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 9.0% Cash	11/21	05/28	62	57	59	—%	(3) (6) (7) (12)
						3,032	3,046	2,964

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	12/21	12/27	4,187	4,130	4,152	0.7%	(6) (7) (10)
		Revolver	LIBOR + 5.50%, 10.5% Cash	12/21	12/27	—	(10)	(6)	—%	(6) (7) (10)
						4,187	4,120	4,146

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	269	265	261	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	158	—%	(6) (30)
						269	504	419

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.4% Cash	10/21	12/27	$803	$752	$803	0.1%	(6) (7) (15)
		Revolver	SOFR + 4.25%, 9.4% Cash	10/21	12/27	—	(10)	—	—%	(6) (7) (15)
		Subordinated Term Loan	LIBOR + 7.75%, 12.9% Cash	10/21	10/28	3,348	3,296	3,319	0.5%	(6) (7) (10)
						4,151	4,038	4,122

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	07/22	07/28	12,873	12,648	12,697	2.0%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 10.7% Cash	07/22	07/28	—	(27)	(22)	—%	(6) (7) (14)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	3,072	3,016	3,025	0.5%	(6)
						15,945	15,637	15,700

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.4% Cash	04/22	04/30	7,569	7,436	7,482	1.2%	(6) (7) (15)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	725	0.1%	(6) (30)
						7,569	7,845	8,207

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.0% Cash	12/22	12/29	2,350	2,222	2,301	0.4%	(3) (6) (7) (23)
		Revolver	CDOR + 6.75%, 12.0% Cash	12/22	12/28	—	(4)	(4)	—%	(3) (6) (7) (23)
						2,350	2,218	2,297

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 11.0% Cash	02/21	02/27	16,658	16,491	16,291	2.6%	(6) (7) (9)
						16,658	16,491	16,291

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.7% Cash	12/22	12/28	636	593	597	0.1%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 10.7% Cash	12/22	12/28	—	(3)	(3)	—%	(6) (7) (15)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	4	—%	(6) (30)
						636	595	598

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	12/25	8,125	8,010	7,970	1.3%	(6) (7) (15)
						8,125	8,010	7,970

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	07/21	09/26	7,897	7,793	7,809	1.2%	(6) (7) (15)
						7,897	7,793	7,809

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	09/20	09/27	1,078	1,069	962	0.2%	(3) (6) (7) (18)
						1,078	1,069	962

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	06/22	06/29	932	872	872	0.1%	(3) (6) (7) (18)
						932	872	872

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.2% Cash	04/22	03/29	1,779	1,700	1,443	0.2%	(3) (6) (7) (13)
						1,779	1,700	1,443

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	03/23	03/30	2,068	1,952	1,999	0.3%	(3) (6) (7) (12)
						2,068	1,952	1,999

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	09/20	09/27	764	826	730	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.3% Cash, 1.8% PIK	02/21	09/27	364	364	348	0.1%	(3) (6) (7) (9)
						1,128	1,190	1,078

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	03/22	01/29	$763	$712	$718	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.9% Cash	03/22	01/29	7,442	7,707	7,003	1.1%	(3) (6) (7) (19)
						8,205	8,419	7,721

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	8,571	8,571	6,934	1.1%	(6)
						8,571	8,571	6,934

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	06/21	06/28	12,420	12,234	12,421	2.0%	(6) (7) (15)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	391	0.1%	(6) (30)
						12,420	12,398	12,812

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/20	06/25	2,398	2,394	2,356	0.4%	(6) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/20	06/25	1,052	1,019	1,018	0.2%	(6) (7) (15)
						3,450	3,413	3,374

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	8,550	8,232	7,267	1.2%	(6)
						8,550	8,232	7,267

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	02/23	2/29	6,339	6,097	6,100	1.0%	(6) (7) (15)
		Revolver	SOFR + 7.00%, 11.9% Cash	02/23	2/29	—	(35)	(36)	—%	(6) (7) (15)
		LP Units (31,543.6 units)	N/A	02/23	N/A		315	315	0.1%	(6) (30)
						6,339	6,377	6,379

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	5/46	1,986	1,986	1,594	0.3%	(6)
						1,986	1,986	1,594

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/21	12/27	3,327	3,276	3,041	0.5%	(6) (7) (15)
		Revolver	SOFR + 5.75%, 11.3% Cash	12/21	12/27	442	426	352	0.1%	(6) (7) (15)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	469	0.1%	(6) (30)
						3,769	4,479	3,862

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	10/22	10/28	5,363	5,222	5,241	0.8%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 11.2% Cash	10/22	10/28	280	260	262	—%	(6) (7) (15)
						5,643	5,482	5,503

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	05/22	05/29	5,670	5,353	5,522	0.9%	(3) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,140	2,023	2,094	0.3%	(3) (6)
		Common Stock (18,266,390 shares)	N/A	05/22	N/A		226	216	—%	(3) (6) (30)
						7,810	7,602	7,832

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/22	02/28	2,010	1,986	1,988	0.3%	(6) (7) (15)
		Revolver	SOFR + 4.75%, 10.1% Cash	02/22	02/28	—	(7)	(5)	—%	(6) (7) (15)
		LLC Units (76.3 units)	N/A	02/22	N/A		76	109	—%	(6) (30)
						2,010	2,055	2,092

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	$3,076	$3,086	$2,842	0.5%	(3) (6) (7) (18)
						3,076	3,086	2,842

Subtotal Non–Control / Non–Affiliate Investments (182.6%)						1,144,177	1,178,684	1,144,118

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	15,510	2.5%	(3) (30)
							14,646	15,510

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%	07/21	07/28	1,797	1,748	1,797	0.3%	(6) (14)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,229	2,246	0.4%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		46,240	72,057	11.5%	(6)
						4,043	50,217	76,100

Rocade Holdings LLC	Other Financial	Preferred LP Units (45,000 units)	SOFR + 6.0% PIK	02/23	N/A		47,022	47,022	7.5%	(6)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	49	—%	(6) (30)
							47,022	47,071

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		12,299	6,289	1.0%	(30)
							12,299	6,289

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		25,036	20,357	3.2%	(3)
							25,036	20,357

Subtotal Affiliate Investments (26.4%)						4,043	149,220	165,327

Total Investments, June 30, 2023 (209.0%)*						$1,148,220	$1,327,904	$1,309,445

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$40,566	$27,107	HSBC Bank USA	07/07/23	$(83)
Foreign currency forward contract (AUD)	$27,594	A$40,566	HSBC Bank USA	07/07/23	569
Foreign currency forward contract (AUD)	$27,725	A$41,384	HSBC Bank USA	10/10/23	83

Foreign currency forward contract (CAD)	C$5,840	$4,425	BNP Paribas SA	07/07/23	(13)
Foreign currency forward contract (CAD)	$80	C$109	BNP Paribas SA	07/07/23	(2)
Foreign currency forward contract (CAD)	$4,275	C$5,731	HSBC Bank USA	07/07/23	(55)
Foreign currency forward contract (CAD)	$4,193	C$5,520	BNP Paribas SA	10/10/23	17

Foreign currency forward contract (DKK)	3,760kr.	$554	BNP Paribas SA	07/07/23	(2)
Foreign currency forward contract (DKK)	$542	3,685kr.	BNP Paribas SA	07/07/23	1
Foreign currency forward contract (DKK)	$11	75kr.	HSBC Bank USA	07/07/23	—
Foreign currency forward contract (DKK)	$563	3,801kr.	BNP Paribas SA	10/10/23	2

Foreign currency forward contract (EUR)	€91,629	$100,485	BNP Paribas SA	07/07/23	(431)
Foreign currency forward contract (EUR)	$95,862	€87,629	BNP Paribas SA	07/07/23	175
Foreign currency forward contract (EUR)	$4,405	€4,000	HSBC Bank USA	07/07/23	37
Foreign currency forward contract (EUR)	$102,385	€92,918	BNP Paribas SA	10/10/23	438

Foreign currency forward contract (GBP)	£16,599	$21,159	HSBC Bank USA	07/07/23	(66)
Foreign currency forward contract (GBP)	$20,604	£16,599	HSBC Bank USA	07/07/23	(489)
Foreign currency forward contract (GBP)	$21,986	£17,245	HSBC Bank USA	10/10/23	69

Foreign currency forward contract (NZD)	NZ$9,578	$5,906	BNP Paribas SA	07/07/23	(33)
Foreign currency forward contract (NZD)	$6,017	NZ$9,578	HSBC Bank USA	07/07/23	145
Foreign currency forward contract (NZD)	$5,865	NZ$9,515	BNP Paribas SA	10/10/23	33

Foreign currency forward contract (NOK)	kr20,411	$1,897	BNP Paribas SA	07/07/23	9
Foreign currency forward contract (NOK)	$1,984	kr20,411	BNP Paribas SA	07/07/23	78
Foreign currency forward contract (NOK)	$1,914	kr20,524	BNP Paribas SA	10/10/23	(9)

Foreign currency forward contract (CHF)	58Fr.	$65	BNP Paribas SA	07/07/23	—
Foreign currency forward contract (CHF)	1,372Fr.	$1,535	HSBC Bank USA	07/07/23	(2)
Foreign currency forward contract (CHF)	$559	500Fr.	BNP Paribas SA	07/07/23	—
Foreign currency forward contract (CHF)	$1,027	930Fr.	HSBC Bank USA	07/07/23	(12)
Foreign currency forward contract (CHF)	$1,572	1,390Fr.	HSBC Bank USA	10/10/23	2
Total Foreign Currency Forward Contracts, June 30, 2023					$461
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2023 represented 209.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.3% of total investments at fair value as of June 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2023 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$14,730	$—	$—	$—	$780	$15,510	$—
		14,730	—	—	—	780	15,510	—

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%)	2,605	4,722	(5,525)	—	(5)	1,797	136
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	85
	LLC Units (44,197,541 units)	66,738	175	—	—	5,144	72,057	3,652
		71,589	4,898	(5,525)	—	5,138	76,100	3,873

Rocade Holdings LLC(d)	Preferred LP Units (45,000 units) (SOFR + 6.00%)	—	47,022	—	—	—	47,022	2,022
	Common LP Units (15.4 units)	—	—	—	—	49	49	—
		—	47,022	—	—	49	47,071	2,022

Thompson Rivers LLC	6.6% Member Interest	12,537	—	(6,470)	—	222	6,289	—
		12,537	—	(6,470)	—	222	6,289	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(2,335)	20,357	1,460
		20,212	2,480	—	—	(2,335)	20,357	1,460

Total Affiliate Investments		$119,068	$54,400	$(11,995)	$—	$3,854	$165,327	$7,355
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2023 was 5.21771%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2023 was 5.54543%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2023 was 5.76229%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2023 was 3.39900%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2023 was 3.57700%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2023 was 3.90000%.
(14)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2023 was 5.14078%.
(15)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2023 was 5.26836%.
(16)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2023 was 5.39064%.
(17)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2023 was 4.93960%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2023 was 5.27080%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2023 was 5.66650%.
(20)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2023 was 4.14400%.
(21)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2023 was 4.35070%.
(22)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2023 was 4.70000%.
(23)The interest rate on these loans is subject to 1Month CDOR, which as of June 30, 2023 was 5.27250%.
(24)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2023 was 5.39500%.
(25)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2023 was 5.68000%.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)
(26)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2023 was 1.70654%.
(27)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2023 was 4.01000%.
(28)The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25000%.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	12/20	12/26	$2,458	$2,424	$2,424	0.4%	(6) (7) (9)
						2,458	2,424	2,424

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.0% Cash	05/22	05/30	7,143	7,009	6,936	1.1%	(6) (7) (15)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	502	0.1%	(6) (30)
						7,143	7,513	7,438

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,274	8,642	1.4%
						10,000	9,274	8,642

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,281	1,288	0.2%	(3) (6) (30)
							1,281	1,288

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	04/22	04/29	1,489	1,559	1,437	0.2%	(3) (6) (7) (18)
						1,489	1,559	1,437

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	02/26	1,575	1,516	1,513	0.3%	(6) (7) (14)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	05/21	05/27	7,444	7,209	7,444	1.2%	(6) (7) (9)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	1,119	0.2%	(6) (30)
						7,444	8,098	8,563

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	765	716	852	0.1%	(6) (7) (9)
		Common Stock (33,601 shares)	N/A	11/21	N/A		56	28	—%	(30)
						765	772	880

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	08/21	08/28	14,702	14,456	14,539	2.4%	(6) (7) (8)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	29	—%	(6) (30)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	127	—%	(6) (30)
						14,702	14,563	14,695

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	12,581	12,207	12,203	2.0%	(6) (7) (15)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(57)	(58)	—%	(6) (7) (15)
		Partnership Units (515 units)	N/A	12/22	N/A		515	515	0.1%	(6) (30)
						12,581	12,665	12,660

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	07/22	07/27	1,668	1,668	1,625	0.3%	(3) (6) (7) (21)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	07/22	07/27	2,910	2,801	2,828	0.5%	(3) (6) (7) (25)
						4,578	4,469	4,453

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	06/29	458	429	375	0.1%	(3) (6) (7) (11)
						458	429	375

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	07/22	07/29	739	672	716	0.1%	(3) (6) (7) (12)
						739	672	716

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	625	553	598	0.1%	(3) (6) (7) (12)
						625	553	598

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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2022 represented 204.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
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
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $352.0 billion in assets under management as of June 30, 2023.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3 – Investments,” with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In
December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the
Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company determined this guidance will not have a material impact on its consolidated financial statements.

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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of June 30, 2023, BIIL had approximately £15.1 billion in assets under management.
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
For the three and six months ended June 30, 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.4 million and $0.8 million, respectively. As of June 30, 2023, the Base Management Fee of $0.5 million for the three months ended June 30, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $0.4 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
• “Floating Rate” means, initially, the three-month LIBOR; provided that if a Floating Rate Transition Event and its related Floating Rate Replacement Date have occurred with respect to LIBOR, then “Floating Rate” means the Replacement Rate. In the event that the Floating Rate is a negative value, then the Floating Rate shall be zero. Beginning with the quarter ended June 30, 2023, the Floating Rate means the Replacement Rate following the occurrence of a Floating Rate Transition Event and its related Floating Rate Replacement Date.
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
For the three and six months ended June 30, 2023, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $3.0 million and $5.7 million, respectively. For the three and six months ended June 30, 2022, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.1 million and $3.9 million, respectively. As of June 30, 2023, the Income-Based Fee of $3.0 million for the three months ended June 30, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Incentive-Based Fee of $0.8 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three and six months ended June 30, 2023, the Company did not accrue any Capital Gains Fees. For the three and six months ended June 30, 2022, the Company reduced the Capital Gains Fees accrual by $1.7 million and $1.1 million, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Payment of Expenses
All investment professionals of Barings and its staff, when and to the extent engaged in providing investment advisory and management services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Barings and not by the Company. The Company bears all other costs and expenses of its operations and transactions, including, without limitation, those relating to:
•organizational and offering expenses;
•investment advisory and management fees payable under the Advisory Agreement;
•all other non-investment advisory expenses incurred by the Company or Barings in connection with administering the Company’s business (including payments under the Administration Agreement based upon the Company’s allocable portion of Barings’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs); and
•all other expenses of the Company’s operations and transactions, including those listed in the Advisory Agreement.
Administration Agreement
On June 24, 2020, the Company entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser also provides the administrative services necessary for the Company to operate (in such capacity, the “Administrator”), including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on behalf of the Company and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
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
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with generally accepted accounting principles;
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
For the three and six months ended June 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, the Company

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $0.7 million, respectively. As of June 30, 2023, the administrative expenses of $0.2 million incurred during the three months ended June 30, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2023:
Senior debt and 1st lien notes	$973,737	73%	$946,575	73%	151%
Subordinated debt and 2nd lien notes	125,086	10	121,548	9	19
Structured products	30,746	2	26,914	2	4
Equity shares	146,284	11	171,725	13	28
Equity warrants	70	—	526	—	—
Investments in joint ventures	51,981	4	42,157	3	7
	$1,327,904	100%	$1,309,445	100%	209%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75%	153%
Subordinated debt and 2nd lien notes	127,970	10	123,244	10	20
Structured products	32,015	3	28,321	2	5
Equity shares	94,592	8	113,666	9	19
Equity warrants	70	—	476	—	—
Investments in joint ventures	55,971	4	47,479	4	8
	$1,261,603	100%	$1,233,405	100%	205%
During the three months ended June 30, 2023, the Company made three new investments totaling $4.8 million, made investments in existing portfolio companies totaling $24.1 million and made additional investments in existing joint venture equity portfolio companies totaling $2.5 million. During the six months ended June 30, 2023, the Company made 13 new investments totaling $41.7 million, made investments in existing portfolio companies totaling $43.7 million, made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a $45.0 million equity co-investment

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
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
Industry Composition
The industry composition of investments at fair value at June 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Aerospace and Defense	$82,938	6.3%	$69,976	5.7%
Automotive	17,134	1.3	16,920	1.4
Banking, Finance, Insurance and Real Estate	212,643	16.2	164,399	13.3
Beverage, Food and Tobacco	38,011	2.9	37,156	3.0
Capital Equipment	46,132	3.5	42,407	3.4
Chemicals, Plastics, and Rubber	24,140	1.9	28,445	2.3
Construction and Building	9,299	0.7	10,146	0.8
Consumer Goods: Durable	23,463	1.8	22,888	1.9
Consumer Goods: Non-durable	8,872	0.7	9,078	0.7
Containers, Packaging and Glass	23,069	1.8	23,430	1.9
Energy: Oil and Gas	2,597	0.2	2,742	0.2
Environmental Industries	29,516	2.3	29,343	2.4
Healthcare and Pharmaceuticals	115,949	8.9	105,574	8.6
High Tech Industries	127,289	9.7	129,594	10.5
Hotel, Gaming and Leisure	18,791	1.4	18,221	1.5
Investment Funds and Vehicles	42,157	3.2	47,479	3.8
Media: Advertising, Printing and Publishing	33,356	2.5	33,725	2.7
Media: Broadcasting and Subscription	13,244	1.0	13,068	1.1
Media: Diversified and Production	26,985	2.1	25,862	2.1
Metals and Mining	9,980	0.8	9,923	0.8
Services: Business	208,234	15.9	204,822	16.6
Services: Consumer	65,490	5.0	62,441	5.1
Structured Products	34,181	2.6	33,387	2.7
Telecommunications	17,541	1.3	15,795	1.3
Transportation: Cargo	69,377	5.3	63,654	5.2
Transportation: Consumer	1,800	0.1	5,442	0.4
Utilities: Electric	7,257	0.6	7,488	0.6
Total	$1,309,445	100.0%	$1,233,405	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2023, the Company held a 10.0% partnership interest in Banff. As of June 30, 2023, the cost and fair value of the Company’s investment in Banff was $14.6 million and $15.5 million, respectively. As of December 31, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $14.7 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $152.7 million as of June 30, 2023, as compared to $159.5 million as of December 31, 2022. As of June 30, 2023, Banff’s investments had an aggregate cost of $158.5 million, as compared to $167.8 million as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$154,604	98%	$148,801	97%
Subordinated debt and 2nd lien notes	3,911	2	3,932	3
	$158,515	100%	$152,733	100%
December 31, 2022:
Senior debt and 1st lien notes	$163,928	98%	$155,695	98%
Subordinated debt and 2nd lien notes	3,905	2	3,828	2
	$167,833	100%	$159,523	100%
As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 10.1% and 8.9%, respectively.
The industry composition of Banff’s investments at fair value at June 30, 2023 and December 31, 2022, was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Aerospace and Defense	$14,974	9.8%	$14,758	9.3%
Banking, Finance, Insurance and Real Estate	22,715	14.9	21,747	13.6
Beverage, Food and Tobacco	7,476	4.8	5,718	3.6
Chemicals, Plastics, and Rubber	1,269	0.8	1,269	0.8
Construction and Building	1,340	0.9	1,490	0.9
Consumer Goods: Durable	1,734	1.1	1,886	1.2
Consumer Goods: Non-durable	6,017	3.8	5,958	3.7
Containers, Packaging and Glass	6,613	4.3	6,450	4.0
Healthcare and Pharmaceuticals	17,118	11.2	17,003	10.7
High Tech Industries	17,100	11.2	17,086	10.7
Media: Diversified and Production	2,356	1.5	2,234	1.4
Services: Business	29,728	19.5	39,363	24.7
Services: Consumer	12,528	8.2	12,272	7.7
Telecommunications	3,226	2.1	3,038	1.9
Transportation: Cargo	8,539	5.9	9,251	5.8
Total	$152,733	100%	$159,523	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at June 30, 2023 and December 31, 2022, was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Australia	$4,334	2.8%	$4,357	2.7%
Belgium	7,476	4.9	5,718	3.6
Canada	2,399	1.6	2,466	1.5
France	35,109	23.0	34,467	21.6
Germany	7,180	4.7	6,980	4.4
Hong Kong	6,168	4.0	6,830	4.3
Netherlands	9,134	6.0	8,619	5.4
New Zealand	2,405	1.6	2,469	1.5
Singapore	3,974	2.6	3,964	2.5
United Kingdom	20,208	13.2	28,634	18.0
USA	54,346	35.6	55,019	34.5
Total	$152,733	100.0%	$159,523	100%
Banff’s credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, initially closed on August 26, 2022 and had approximately $19.1 million and $19.0 million outstanding as of June 30, 2023 and December 31, 2022, respectively.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both June 30, 2023 and December 31, 2022, the Company had sold $187.9 million of its investments to Banff. As of both June 30, 2023 and December 31, 2022, the Company did not have any receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2023. As of June 30, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2023, Thompson Rivers declared $41.0 million and $98.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2023, the Company recognized $2.7 million and $6.5 million, respectively, of the dividends as a return of capital. For the three and six months ended June 30, 2022, Thompson Rivers declared $69.4 million and $89.4 million in dividends, respectively, of which $1.0 million and $2.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for both the three and six months ended June 30, 2022, $3.6 million was recognized as a return of capital.
As of June 30, 2023, Thompson Rivers had $522.2 million in Ginnie Mae early buyout loans and $20.4 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of June 30, 2023, Thompson Rivers had 3,262 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Federal Housing Administration (“FHA”) loans	$510,032	92%	$479,899	92%
Veterans Affairs (“VA”) loans	44,797	8	42,275	8
	$554,829	100%	$522,174	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91	$811,358	91
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $132.7 million and $224.2 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $246.2 million and $428.0 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $100.2 million and $184.2 million outstanding as of June 30, 2023 and December 31, 2022, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million, respectively, of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $1.7 million of recallable return of capital) as of June 30, 2023. As of June 30, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three and six months ended June 30, 2023, Waccamaw River declared $3.7 million and $7.3 million in dividends, respectively, of which $0.7 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2022, Waccamaw River declared $2.4 million and $3.9 million in dividends, respectively, of which $0.5 million and $0.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2023, Waccamaw River had $234.8 million in unsecured consumer loans and $14.7 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of June 30, 2023, Waccamaw River had 23,182 outstanding loans with an average loan size of $10,990, remaining average life to maturity of 43.0 months and weighted average interest rate of 12.5%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $83.6 million and $72.3 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $76.2 million and $44.8 million outstanding as of June 30, 2023 and December 31, 2022, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation	$26,730	$24,250
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)	$(1,730)
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $85.6 million and $78.1 million of total contributed capital by related parties as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of June 30, 2023 and December 31, 2022, $1.8 million and $2.6 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. As of June 30, 2023, the Company had $10.0 million of unfunded preferred equity commitments. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value (“NAV”) is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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
Valuation of Investments in Banff, Thompson Rivers and Waccamaw River
As Banff, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$846,604	Yield Analysis	Market Yield	7.5% – 30.6%	11.2%	Decrease
	41,989	Recent Transaction	Transaction Price	93.3% – 97.5%	95.4%	Increase
Subordinated debt and 2nd lien notes(2)	85,055	Yield Analysis	Market Yield	8.6% – 18.1%	13.1%	Decrease
	4,043	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	1,504	Recent Transaction	Transaction Price	97.0% – 98.0%	97.6%	Increase
Equity shares(4)	8,220	Yield Analysis	Market Yield	13.6% – 14.8%	14.2%	Decrease
	155,405	Market Approach	Adjusted EBITDA Multiple	6.5x – 40.0x	11.6x	Increase
	1,222	Market Approach	Revenue Multiple	6.3x – 9.5x	6.7x	Increase
	1,958	Net Asset Approach	Liabilities	$(33,951.4)	$(33,951.4)	Decrease
	1,373	Recent Transaction	Transaction Price	$0.98 – $14.94	$10.06	Increase
Equity Warrants	526	Market Approach	Adjusted EBITDA Multiple	7.0x – 14.5x	8.6x	Increase
(1) Excludes investments with an aggregate fair value amounting to $13,673, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $4,882, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $15,030, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $2,982, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$44,309	$902,266	$946,575
Subordinated debt and 2nd lien notes	—	26,064	95,484	121,548
Structured products	—	11,884	15,030	26,914
Equity shares	53	512	171,160	171,725
Equity warrants	—		526	526
Investments subject to leveling	$53	$82,769	$1,184,466	$1,267,288
Investments in joint ventures (1)				42,157
				$1,309,445

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$48,026	$872,193	$920,219
Subordinated debt and 2nd lien notes	—	25,439	97,805	123,244
Structured products	—	14,111	14,210	28,321
Equity shares	32	756	112,878	113,666
Equity warrants	—	—	476	476
Investments subject to leveling	$32	$88,332	$1,097,562	$1,185,926
Investment in joint ventures (1)				$47,479
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	75,975	6,565	—	48,131	—	130,671
Transfers into (out of) Level 3	244	—	1,767	516	—	2,527
Proceeds from sales of investments	(23,501)	—	—	—	—	(23,501)
Loan origination fees received	(1,595)	(48)	—	—	—	(1,643)
Principal repayments received	(27,161)	(10,812)	(890)	—	—	(38,863)
Payment in kind interest/dividends	1,118	1,165	—	3,013	—	5,296
Accretion of loan premium/discount	166	237	—	—	—	403
Accretion of deferred loan origination revenue	2,232	138	—	—	—	2,370
Realized gain (loss)	(1,283)	(161)	—	—	—	(1,444)
Unrealized appreciation (depreciation)	3,878	595	(57)	6,622	50	11,088
Fair value, end of period	$902,266	$95,484	$15,030	$171,160	$526	$1,184,466

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$718,641
New investments	226,168	32,275	4,520	17,179	280,142
Transfers into (out of) Level 3	(6,834)	10,292	9,811	3,518	16,787
Proceeds from sales of investments	823	—	—	—	823
Loan origination fees received	(4,938)	(607)	—	—	(5,545)
Principal repayments received	(19,405)	—	—	—	(19,405)
Payment in kind interest/dividends	614	608	—	—	1,222
Accretion of loan premium/discount	109	37	—	—	146
Accretion of deferred loan origination revenue	1,598	87	—	—	1,685
Realized gain (loss)	(1,620)	—	—	—	(1,620)
Unrealized appreciation (depreciation)	(17,463)	(3,591)	(441)	12,032	(9,463)
Fair value, end of period	$763,341	$115,927	$13,890	$90,255	$983,413
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $9.8 million during the six months ended June 30, 2023 was related to portfolio company investments that were still held by the Company as of June 30, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $9.3 million during the six months ended June 30, 2022 was related to portfolio company investments that were still held by the Company as of June 30, 2022.
During the six months ended June 30, 2023, the Company made investments of approximately $100.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2023, the Company made investments of $32.3 million in portfolio companies to which it was previously committed to provide such financing.

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both June 30, 2023 and December 31, 2022, the Company had one investment that was on non-accrual.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$965	$800	$1,893	$1,488
Management, valuation and other fees	351	274	686	544
Total Recurring Fee Income	1,316	1,074	2,579	2,032
Non-Recurring Fee Income:
Prepayment fees	213	—	213	—
Acceleration of unamortized loan origination fees	327	244	528	265
Advisory, loan amendment and other fees	11	410	232	446
Total Non-Recurring Fee Income	551	654	973	711
Total Fee Income	$1,867	$1,728	$3,552	$2,743
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
Concentration of Credit Risk
As of both June 30, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both June 30, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 5.8% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of June 30, 2023 the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 54 investments that were denominated in Euros, two investments that were denominated in Swiss francs and 23 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 49 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 24 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2023 and June 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.1 million and $0.2 million for U.S. federal excise tax.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of June 30, 2023 and December 31, 2022 was approximately $1,315.4 million and $1,249.1 million, respectively. As of June 30, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $2.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $62.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.2 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $15.1 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $56.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $71.3 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLC”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company recorded a net deferred tax liability of $0.5 million and $0.4 million, respectively, pertaining to tax basis differences in the Taxable Subsidiary’s investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2023	June 30, 2023	December 31, 2022
Credit Facility:
January 15, 2021	April 30, 2026	7.095%	$645,148	$581,436
Total Credit Facility			$645,148	$581,436
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			$(250)	$(284)
Total Notes			$99,750	$99,716
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 184.0% as of June 30, 2023.

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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of June 30, 2023, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2023, the Company had U.S. dollar borrowings of $530.0 million under the ING Credit Facility with an interest rate of 7.352% (with Term SOFR borrowings subject to one month SOFR of 5.102%), borrowings denominated in British pounds sterling of £33.2 million ($42.2 million U.S. dollars) with an interest rate of 6.611% (one month SONIA of 4.461%), borrowings denominated in Euros of €63.5 million ($69.3 million U.S. dollars) with an interest rate of 5.463% (one month EURIBOR of 3.313%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 6.463% (one month AUD Screen Rate of 4.313%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023 and December 31, 2022, the fair values of the borrowings outstanding under the ING Credit Facility were $645.1 million and $581.4 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2023, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2023 and December 31, 2022, the fair values of the February 2027 Notes were $86.7 million and $85.7 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$40,566	$27,107	07/07/23	$(83)	Derivative liabilities
Foreign currency forward contract (AUD)	$27,594	A$40,566	07/07/23	569	Derivative assets
Foreign currency forward contract (AUD)	$27,725	A$41,384	10/10/23	83	Derivative assets

Foreign currency forward contract (CAD)	C$5,840	$4,425	07/07/23	(13)	Derivative liabilities
Foreign currency forward contract (CAD)	$80	C$109	07/07/23	(2)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,275	C$5,731	07/07/23	(55)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,193	C$5,520	10/10/23	17	Derivative assets

Foreign currency forward contract (DKK)	3,760kr.	$554	07/07/23	(2)	Derivative liabilities
Foreign currency forward contract (DKK)	$542	3,685kr.	07/07/23	1	Derivative assets
Foreign currency forward contract (DKK)	$11	75kr.	07/07/23	—	Derivative assets
Foreign currency forward contract (DKK)	$563	3,801kr.	10/10/23	2	Derivative assets

Foreign currency forward contract (EUR)	€91,629	$100,485	07/07/23	(431)	Derivative liabilities
Foreign currency forward contract (EUR)	$95,862	€87,629	07/07/23	175	Derivative assets
Foreign currency forward contract (EUR)	$4,405	€4,000	07/07/23	37	Derivative assets
Foreign currency forward contract (EUR)	$102,385	€92,918	10/10/23	438	Derivative assets

Foreign currency forward contract (GBP)	£16,599	$21,159	07/07/23	(66)	Derivative liabilities
Foreign currency forward contract (GBP)	$20,604	£16,599	07/07/23	(489)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,986	£17,245	10/10/23	69	Derivative assets

Foreign currency forward contract (NZD)	NZ$9,578	$5,906	07/07/23	(33)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,017	NZ$9,578	07/07/23	145	Derivative assets
Foreign currency forward contract (NZD)	$5,865	NZ$9,515	10/10/23	33	Derivative assets

Foreign currency forward contract (NOK)	kr20,411	$1,897	07/07/23	9	Derivative assets
Foreign currency forward contract (NOK)	$1,984	kr20,411	07/07/23	78	Derivative assets
Foreign currency forward contract (NOK)	$1,914	kr20,524	10/10/23	(9)	Derivative liabilities

Foreign currency forward contract (CHF)	58Fr.	$65	07/07/23	—	Derivative assets
Foreign currency forward contract (CHF)	1,372Fr.	$1,535	07/07/23	(2)	Derivative liabilities
Foreign currency forward contract (CHF)	$559	500Fr.	07/07/23	—	Derivative assets
Foreign currency forward contract (CHF)	$1,027	930Fr.	07/07/23	(12)	Derivative liabilities
Foreign currency forward contract (CHF)	$1,572	1,390Fr.	10/10/23	2	Derivative assets
Total				$461

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,294	$26,337	01/09/23	$408	Derivative assets
Foreign currency forward contract (AUD)	A$2,000	$1,374	01/09/23	(12)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,835	A$41,294	01/09/23	(1,272)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,797	A$39,836	04/11/23	(420)	Derivative liabilities

Foreign currency forward contract (CAD)	C$6,033	$4,435	01/09/23	23	Derivative assets
Foreign currency forward contract (CAD)	$4,428	C$6,033	01/09/23	(29)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,301	C$5,844	04/11/23	(22)	Derivative liabilities

Foreign currency forward contract (DKK)	3,720kr.	$531	01/09/23	4	Derivative assets
Foreign currency forward contract (DKK)	$494	3,720kr.	01/09/23	(42)	Derivative liabilities
Foreign currency forward contract (DKK)	$542	3,770kr.	04/11/23	(4)	Derivative liabilities

Foreign currency forward contract (EUR)	€83,782	$88,963	01/09/23	711	Derivative assets
Foreign currency forward contract (EUR)	$82,670	€83,782	01/09/23	(7,005)	Derivative liabilities
Foreign currency forward contract (EUR)	$91,411	€85,552	04/11/23	(734)	Derivative liabilities

Foreign currency forward contract (GBP)	£19,224	$23,352	01/09/23	(132)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,343	£19,224	01/09/23	(1,878)	Derivative liabilities
Foreign currency forward contract (GBP)	$19,375	£16,013	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	01/09/23	53	Derivative assets
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	01/09/23	(33)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	01/09/23	(745)	Derivative liabilities
Foreign currency forward contract (NZD)	$213	NZ$342	01/09/23	(4)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	04/11/23	(54)	Derivative liabilities

Foreign currency forward contract (NOK)	kr19,278	$1,960	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,767	kr18,890	01/09/23	(153)	Derivative liabilities
Foreign currency forward contract (NOK)	$39	kr388	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,970	kr19,301	04/11/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$74	kr725	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	01/09/23	(62)	Derivative liabilities
Foreign currency forward contract (CHF)	$206	200Fr.	01/09/23	(10)	Derivative liabilities
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	04/11/23	(2)	Derivative liabilities
Total				$(11,420)
As of June 30, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $0.5 million and $(11.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Forward currency contracts	$(2,357)	$(62)	$(12,532)	$184

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Forward currency contracts	$2,270	$6,891	$11,881	$6,673
7. COMMITMENTS AND CONTINGENCIES
As of both June 30, 2023 and December 31, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both June 30, 2023 and December 31, 2022, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$253	$461
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	808	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,237	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,871	—
Americo Chemical Products, LLC(1)(2)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	454	909
Amtech LLC(1)	Revolver	227	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	175	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	663	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,732	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	347	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	84
ASC Communications, LLC(1)	Revolver	659	659
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	469	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	958	976
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(3)	Acquisition Facility	327	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	993	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(3)	Delayed Draw Term Loan	124	122
BrightSign LLC(1)(2)	Revolver	238	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	—	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Comply365, LLC(1)	Revolver	556	472
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	516	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	187	177
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	858	912
DISA Holdings Corp.(1)	Revolver	286	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,002	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,845
Eclipse Business Capital, LLC(1)	Revolver	9,433	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	440	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	360	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,798	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	978
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	—	240
Finexvet(1)(2)(3)	Delayed Draw Term Loan	642	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	572	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	575	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	3,779
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
Global Academic Group Limited(1)(7)	Term Loan	291	301
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	119	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	219	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	307	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	—	95
HEKA Invest(1)(3)	Delayed Draw Term Loan	568	555
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)	Revolver	682	682
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	173	834
INOS 19-090 GmbH(1)(3)	Acquisition Facility	1,262	1,235
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,331	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	761	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	634	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	415	428

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,278	1,250
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	530	530
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)(2)	Revolver	67	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	311
Mercell Holding AS(1)(8)	Capex Acquisition Facility	366	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	329	335
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	505	553
Narda Acquisitionco., Inc.(1)(2)	Revolver	684	615
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	491	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	704	810
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	50	—
NF Holdco, LLC(1)(2)	Revolver	737	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	473	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	196	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)	Revolver	298	187
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Delayed Draw Term Loan	3,709	3,629
ProfitOptics, LLC(1)	Revolver	32	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	172	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	743	727
Qualified Industries, LLC(1)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,825	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	910	1,311
R1 Holdings, LLC(1)	Revolver	973	801
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)(2)	Revolver	1,135	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	289	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	735
Rocade Holdings LLC(1)(2)	Preferred Equity	10,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	842	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,451
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	247	2,076
SBP Holdings LP(1)	Delayed Draw Term Loan	735	—
SBP Holdings LP(1)	Revolver	532	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,160	1,135

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Scout Bidco B.V.(1)(3)	Revolver	526	515
Sereni Capital NV(1)(3)	Delayed Draw Term Loan	694	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,176
Smartling, Inc.(1)(2)	Revolver	588	588
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	795	2,255
Solo Buyer, L.P.(1)	Revolver	957	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	3,750	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,779	1,683
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	199
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	617	—
Tank Holding Corp(1)(2)	Revolver	164	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,150	1,088
Techone B.V.(1)(3)	Revolver	93	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413
Trader Corporation(1)(6)	Revolver	177	173
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	83	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	675	1,170
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	473	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	1,060
Waccamaw River(2)	Joint Venture	—	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	943	—
Woodland Foods, LLC(1)(2)	Line of Credit	606	213
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	1,165	1,165
WWEC Holdings III Corp(1)(2)	Revolver	652	512
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,507	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	676
ZB Holdco LLC(1)	Revolver	423	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,330	1,258
Total unused commitments to extend financing		$139,048	$143,252
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value at beginning of period	$21.66	$22.43
Net investment income (1)	1.41	1.15
Net realized gain (loss) on investments / foreign currency transactions (1)	(0.50)	0.11
Net unrealized appreciation (depreciation) on investments / foreign currency transactions (1)	0.63	(0.43)
Total increase from investment operations (1)	1.54	0.83
Dividends paid to stockholders from net investment income	(1.19)	(0.96)
Dividends paid to stockholders from short-term realized gains	(0.03)	(0.07)
Total dividends declared	(1.22)	(1.03)
Loss on extinguishment of debt (1)	—	(0.01)
Net asset value at end of period	$21.98	$22.22
Shares outstanding at end of period	28,506,055	27,209,484
Net assets at end of period	$626,530	$604,587
Average net assets	$615,774	$548,900
Ratio of total expenses to average net assets (annualized) (2)	10.61%	5.21%
Ratio of net investment income to average net assets (annualized) (2)	12.87%	10.23%
Portfolio turnover ratio (annualized)	6.00%	3.89%
Total return (3)	7.23%	3.64%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures.
(3)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On August 9, 2023, the Board declared a quarterly dividend of $0.63 per share payable on September 13, 2023 to holders of record as of August 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.8% and 10.0%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.7% and 9.8% as of June 30, 2023 and December 31, 2022, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $271.4 billion Global Fixed Income Platform (as of June 30, 2023) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of June 30, 2023, BIIL had approximately £15.1 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 50 investment professionals (as of June 30, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,309.4 million as of June 30, 2023, as compared to $1,233.4 million as of December 31, 2022. As of June 30, 2023, we had investments in 238 portfolio companies with an aggregate cost of $1,327.9 million. As of December 31, 2022, we had investments in 228 portfolio companies with an aggregate cost of $1,261.6 million. As of both June 30, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$973,737	73%	$946,575	73%
Subordinated debt and 2nd lien notes	125,086	10	121,548	9
Structured products	30,746	2	26,914	2
Equity shares	146,284	11	171,725	13
Equity warrants	70	—	526	—
Investments in joint ventures	51,981	4	42,157	3
	$1,327,904	100%	$1,309,445	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75
Subordinated debt and 2nd lien notes	127,970	10	123,244	10
Structured products	32,015	3	28,321	2
Equity shares	94,592	8	113,666	9
Equity warrants	70	—	476	—
Investments in joint ventures	55,971	4	47,479	4
	$1,261,603	100%	$1,233,405	100%
Investment Activity
During the six months ended June 30, 2023, we made 13 new investments totaling $41.7 million, made investments in existing portfolio companies totaling $43.7 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had four loans repaid at par totaling $21.8 million and received $20.1 million of portfolio company principal payments, recognizing a loss on these repayments of $0.9 million. We received sales proceeds of $23.5 million, recognizing a net realized loss on these transactions of $0.5 million. In addition, one of our debt investments was restructured, which resulted in a loss of $0.8 million. Finally, we received $6.5 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the six months ended June 30, 2023 and 2022 was as follows:

Six Month Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	76,219	6,565	—	48,680	—	2,480	133,944
Proceeds from sales of investments / return of capital	(24,638)	—	(444)	—	—	(6,470)	(31,552)
Loan origination fees received	(1,595)	(48)	—	—	—	—	(1,643)
Principal repayments received	(29,818)	(10,812)	(833)	—	—	—	(41,463)
Payment-in-kind interest/dividends	1,953	1,165	—	3,013	—	—	6,131
Accretion of loan premium/discount	428	270	7	—	—	—	705
Accretion of deferred loan origination revenue	2,283	138	—	—	—	—	2,421
Realized gain (loss)	(2,080)	(161)	—	—	—	—	(2,241)
Unrealized appreciation (depreciation)	3,604	1,187	(137)	6,366	50	(1,332)	9,738
Fair value, end of period	$946,575	$121,548	$26,914	$171,725	$526	$42,157	$1,309,445

Six Month Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	249,271	32,276	4,520	21,954	—	10,831	318,852
Proceeds from sales of investments	784	—	(2,792)	—	—	(3,631)	(5,639)
Loan origination fees received	(4,938)	(607)	—	—	—	—	(5,545)
Principal repayments received	(25,130)	—	(945)	—	—	—	(26,075)
Payment-in-kind interest/dividends	1,299	608	—	—	—	—	1,907
Accretion of loan premium/ discount	916	82	7	—	—	—	1,005
Accretion of deferred loan origination revenue	1,668	87	—	—	—	—	1,755
Realized gain (loss)	(1,599)	—	—	—	—	—	(1,599)
Unrealized appreciation (depreciation)	(23,288)	(3,827)	(2,376)	11,078	(125)	(6,164)	(24,702)
Fair value, end of period	$819,911	$120,916	$29,314	$92,633	$38	$62,289	$1,125,101
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $9.9 million, which comprised 0.8% of the total fair value our portfolio, and the cost of which was $17.4 million, which comprised of 1.3% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with investments on non-accrual, the fair value of which was $6.5 million, which comprised 0.5% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.4% of the total cost of our portfolio.
A summary of our non-accrual asset as of June 30, 2023 is provided below.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of June 30, 2023, the cost of our debt investment in Core Scientific was $17.4 million and the fair value of such investment was $9.9 million.

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
Operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$38,048	$23,076	$72,287	$42,396
Total operating expenses	17,161	6,820	32,506	14,124
Net investment income before taxes	20,887	16,256	39,781	28,272
Income taxes, including excise tax expense	131	—	155	—
Net investment income after taxes	20,756	16,256	39,626	28,272
Net realized gains (losses)	(4,361)	(465)	(14,292)	2,452
Net unrealized appreciation (depreciation)	1,157	(12,909)	17,710	(10,578)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency borrowings	(3,204)	(13,374)	3,418	(8,126)
Loss on extinguishment of debt	—	—	—	(181)
Net increase in net assets resulting from operations	$17,552	$2,882	$43,044	$19,965
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income	$29,366	$17,749	$56,686	$31,129
Dividend income	4,786	2,874	8,265	6,664
Fee and other income	1,867	1,728	3,552	2,743
Payment-in-kind interest income	2,016	725	3,760	1,860
Interest income from cash	13	—	24	—
Total investment income	$38,048	$23,076	$72,287	$42,396
The change in total investment income for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio and increased payment-in-kind (“PIK”) interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.8% as of June 30, 2023, as compared to 7.8% as of June 30, 2022. The amount of our outstanding debt investments was $1,148.2 million as of June 30, 2023, as compared to $999.0 million as of June 30, 2022. The increase in the average size of our portfolio was largely due to increased middle-market investment and special situation investment opportunities. For the three and six months ended June 30, 2023, dividends from portfolio companies and joint venture investments were $4.8 million and $8.3 million, respectively, as compared to $2.9 million and $6.7 million for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, PIK interest income was $2.0 million and $3.8 million, as compared to $0.7 million and $1.9 million, respectively, for the three and six months ended June 30, 2022.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses:
Interest and other financing fees	$12,862	$5,055	$24,154	$8,806
Base management fee	504	409	990	764
Incentive fee	2,984	412	5,683	2,735
Professional fees	214	265	446	481
Directors fees	60	60	120	135
Custody and administrative fees	178	158	361	351
Other general and administrative expenses	359	461	752	852
Total operating expenses	$17,161	$6,820	$32,506	$14,124
Interest and Other Financing Fees
Interest and other financing fees during both the three and six months ended June 30, 2023 and 2022 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was primarily attributable to increased borrowings under the ING Credit Facility and an increase in the weighted average interest rate on the ING Credit Facility. The weighted average interest on the ING Credit Facility was 7.1% as of June 30, 2023, as compared to 3.9% as of June 30, 2022.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2023, the amount of base management fees incurred were $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the amount of base management fees incurred were $0.4 million and $0.8 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee consists of two parts: (i) an Income-Based Fee based on pre-incentive fee net investment income and (ii) a Capital Gains Fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains. The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and an incentive fee cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2023, the amount of Income-Based Fees incurred were $3.0 million and $5.7 million, respectively, as compared to $2.1 million and $3.9 million for the three and six months ended June 30, 2022. The increase in the Income-Based Fees for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, relates predominately to an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $23.9 million as of June 30, 2023, as compared to $16.7 million as of June 30, 2022.
For the three and six months ended June 30, 2023, we did not accrue any Capital Gains Fee. For the three and six months ended June 30, 2022 we reduced the Capital Gains Fee accrual by $1.7 million and $1.1 million, respectively. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.7 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include D&O insurance costs and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,017)	$(1,828)	$(2,241)	$(1,638)
Affiliate investments	—	—	—	39
Net realized gains (losses) on investments	(2,017)	(1,828)	(2,241)	(1,599)
Foreign currency transactions	(2,344)	$1,363	(12,051)	4,051
Net realized gains (losses)	$(4,361)	$(465)	$(14,292)	$2,452
During the three months ended June 30, 2023, we recognized net realized losses totaling $4.4 million, which consisted primarily of a net loss on foreign currency transactions of $2.3 million and a net loss on our loan portfolio of $2.0 million. During the six months ended June 30, 2023, we recognized net realized losses totaling $14.3 million, which consisted primarily of a net loss on foreign currency transactions of $12.1 million and a net loss on our loan portfolio of $2.2 million.
During the three months ended June 30, 2022, we recognized net realized losses totaling $0.5 million, which consisted primarily of a net loss on our loan portfolio of $1.8 million, partially offset by a net gain on foreign currency transactions of $1.4 million. For the six months ended June 30, 2022, we recognized net realized gains totaling $2.5 million, which consisted primarily of a net gain on foreign currency transactions of $4.1 million, partially offset by a net loss on our loan portfolio of $1.6 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(401)	$(23,571)	$5,723	$(30,118)
Affiliate investments	402	(3,702)	3,854	5,211
Net unrealized appreciation (depreciation) on investments	1	(27,273)	9,577	(24,907)
Foreign currency transactions	1,156	14,364	8,133	14,329
Net unrealized appreciation (depreciation)	$1,157	$(12,909)	$17,710	$(10,578)
During the three months ended June 30, 2023, we recorded net unrealized appreciation totaling $1.2 million, consisting of net unrealized appreciation related to foreign currency transactions of $1.2 million and net unrealized appreciation reclassification adjustments of $1.9 million related to net realized losses recognized during the year, partially offset by net unrealized depreciation on our current portfolio of $1.9 million. The net unrealized depreciation on our current portfolio of $1.9 million was driven primarily by the credit or fundamental performance of investments of $1.4 million and broad market moves for investments of $2.1 million, partially offset by the impact of foreign currency exchange rates on investments of $1.6 million.
During the six months ended June 30, 2023, we recorded net unrealized appreciation totaling $17.7 million, consisting of net unrealized appreciation on our current portfolio of $7.4 million, net unrealized appreciation related to foreign currency transactions of $8.1 million and net unrealized appreciation reclassification adjustments of $2.4 million related to net realized losses recognized during the year, partially offset by deferred taxes of $0.2 million. The net unrealized appreciation on our current portfolio of $7.4 million was driven primarily by the credit or fundamental performance of investments of $3.5 million and the impact of foreign currency exchange rates on investments of $5.5 million, partially offset by broad market moves for investments of $1.6 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 184.0% as of June 30, 2023.
Cash Flows
For the six months ended June 30, 2023, we experienced a net decrease in cash in the amount of $15.7 million. During that period, our operating activities used $57.1 million in cash, consisting primarily of purchases of portfolio investments of $151.5 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $73.8 million. In addition, our financing activities provided $41.4 million of cash, consisting primarily of net borrowings under the ING Credit Facility totaling $60.0 million, partially offset by dividends paid in the amount of $18.6 million. As of June 30, 2023, we had $45.2 million of cash on hand, including foreign currencies.
For the six months ended June 30, 2022, we experienced a net increase in cash in the amount of $108.9 million. During that period, our operating activities used $237.2 million in cash, consisting primarily of purchases of portfolio investments of $331.2 million, partially offset by proceeds from sales of portfolio investments totaling $71.0 million. In addition, our financing activities provided $346.1 million of cash, consisting primarily of net proceeds from the issuance of the February 2027 Notes of $99.9 million, borrowings under the ING Credit Facility totaling $213.6 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility totaling $66.4 million and dividends paid in the amount of $14.1 million. As of June 30, 2022, we had $153.9 million of cash on hand, including foreign currencies.

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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of June 30, 2023, we were in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2023, we had U.S. dollar borrowings of $530.0 million under the ING Credit Facility with an interest rate of 7.352% (with Term SOFR borrowings subject to one month SOFR of 5.102%), borrowings denominated in British pounds sterling of £33.2 million ($42.2 million U.S. dollars) with an interest rate of 6.611% (one month SONIA of 4.461%), borrowings denominated in Euros of €63.5 million ($69.3 million U.S. dollars) with an interest rate of 5.463% (one month EURIBOR of 3.313%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 6.463% (one month AUD Screen Rate of 4.313%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2023, we were in compliance with all covenants under the February 2022 NPA.
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
Recent Developments
Subsequent to June 30, 2023, we made approximately $20.3 million of new commitments, of which $16.1 million closed and funded. The $16.1 million of investments consists of $15.8 million of first lien senior secured debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 11.4%. In addition, we funded $3.1 million of previously committed delayed draw term loans.
On August 9, 2023, the Board declared a quarterly dividend of $0.63 per share payable on September 13, 2023 to holders of record as of August 30, 2023.
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
As of June 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 209% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
Fee income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$965	$800	$1,893	$1,488
Management, valuation and other fees	351	274	686	544
Total Recurring Fee Income	1,316	1,074	2,579	2,032
Non-Recurring Fee Income:
Prepayment fees	213	—	213	—
Acceleration of unamortized loan origination fees	327	244	528	265
Advisory, loan amendment and other fees	11	410	232	446
Total Non-Recurring Fee Income	551	654	973	711
Total Fee Income	$1,867	$1,728	$3,552	$2,743
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$253	$461
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	808	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,237	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,871	—
Americo Chemical Products, LLC(1)(2)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	454	909

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Amtech LLC(1)	Revolver	227	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	175	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	663	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,732	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	347	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	84
ASC Communications, LLC(1)	Revolver	659	659
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	469	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	958	976
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	641	641
Azalea Buyer, Inc.(1)	Revolver	321	321
Bariacum S.A(1)(3)	Acquisition Facility	327	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	993	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(3)	Delayed Draw Term Loan	124	122
BrightSign LLC(1)(2)	Revolver	238	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	—	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	472
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	516	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	187	177
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	858	912
DISA Holdings Corp.(1)	Revolver	286	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,002	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,845
Eclipse Business Capital, LLC(1)	Revolver	9,433	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	440	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,923	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	360	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,798	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	978
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	—	240
Finexvet(1)(2)(3)	Delayed Draw Term Loan	642	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	572	766

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	575	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	3,779
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
Global Academic Group Limited(1)(7)	Term Loan	291	301
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	119	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	219	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	307	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	—	95
HEKA Invest(1)(3)	Delayed Draw Term Loan	568	555
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)	Revolver	682	682
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	173	834
INOS 19-090 GmbH(1)(3)	Acquisition Facility	1,262	1,235
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,331	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	761	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	634	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	415	428
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,278	1,250
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	530	530
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)(2)	Revolver	67	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	311
Mercell Holding AS(1)(8)	Capex Acquisition Facility	366	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	329	335
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	505	553
Narda Acquisitionco., Inc.(1)(2)	Revolver	684	615
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	491	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	704	810
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	50	—
NF Holdco, LLC(1)(2)	Revolver	737	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	473	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	196	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)	Revolver	298	187

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Delayed Draw Term Loan	3,709	3,629
ProfitOptics, LLC(1)	Revolver	32	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	172	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	743	727
Qualified Industries, LLC(1)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,825	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	910	1,311
R1 Holdings, LLC(1)	Revolver	973	801
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)(2)	Revolver	1,135	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	289	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	735
Rocade Holdings LLC(1)(2)	Preferred Equity	10,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	842	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,451	2,451
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	247	2,076
SBP Holdings LP(1)	Delayed Draw Term Loan	735	—
SBP Holdings LP(1)	Revolver	532	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,160	1,135
Scout Bidco B.V.(1)(3)	Revolver	526	515
Sereni Capital NV(1)(3)	Delayed Draw Term Loan	694	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,176
Smartling, Inc.(1)(2)	Revolver	588	588
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	795	2,255
Solo Buyer, L.P.(1)	Revolver	957	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	3,750	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,779	1,683
Superjet Buyer, LLC(1)	Revolver	1,460	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	199
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	617	—
Tank Holding Corp(1)(2)	Revolver	164	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,150	1,088
Techone B.V.(1)(3)	Revolver	93	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Trader Corporation(1)(6)	Revolver	177	173
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	83	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	675	1,170
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	473	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	1,060
Waccamaw River(2)	Joint Venture	—	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	943	—
Woodland Foods, LLC(1)(2)	Line of Credit	606	213
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	1,165	1,165
WWEC Holdings III Corp(1)(2)	Revolver	652	512
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,507	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	676
ZB Holdco LLC(1)	Revolver	423	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,330	1,258
Total unused commitments to extend financing		$139,048	$143,252
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, CDOR, STIBOR, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2023, we were not a party to any interest rate hedging arrangements.
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
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
As of the end of June 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.
The transition away from LIBOR and the reform, modification or adjustment of other reference rate benchmarks to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
As of June 30, 2023, approximately $1,011.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our June 30, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$30,356	$19,354	$11,002
Up 200 basis points	20,237	12,903	7,334
Up 100 basis points	10,119	6,451	3,668
Down 25 basis points	(2,530)	(1,613)	(917)
Down 50 basis points	(5,059)	(3,226)	(1,833)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of June 30, 2023, we had U.S. dollar borrowings of $530.0 million outstanding under the ING Credit Facility with an interest rate of 7.352% (with Term SOFR borrowings subject to one month SOFR of 5.102%), borrowings denominated in British pounds sterling of £33.2 million ($42.2 million U.S. dollars) with an interest rate of 6.611% (one month SONIA of 4.461%), borrowings denominated in Euros of €63.5 million ($69.3 million U.S. dollars) with an interest rate of 5.463% (one month EURIBOR of 3.313%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.7 million U.S. dollars) with an interest rate of 6.463% (one month AUD Screen Rate of 4.313%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to transact in our securities. The risks and uncertainties referenced herein are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
There have been no material changes during the three months ended June 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	August 9, 2023	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)