Form 10-Q
period 2023-09-30
Barings Capital Investment Corp
filed 2023-11-09
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 9, 2023 was 28,885,591.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,196,334 and $1,154,788 as of September 30, 2023 and December 31, 2022, respectively)	$1,165,287	$1,114,337
Affiliate investments (cost of $167,104 and $106,815 as of September 30, 2023 and December 31, 2022, respectively)	183,608	119,068
Total investments at fair value	1,348,895	1,233,405
Cash	16,293	43,671
Foreign currencies (cost of $13,472 and $16,897 as of September 30, 2023 and December 31, 2022, respectively)	13,139	17,180
Interest and fees receivable	23,966	19,338
Prepaid expenses and other assets	253	93
Derivative assets	6,321	1,202
Deferred financing fees	2,475	3,191
Receivable from unsettled transactions	767	1,188
Total assets	$1,412,109	$1,319,268
Liabilities:
Accounts payable and accrued liabilities	$1,305	$1,463
Interest payable	2,829	2,884
Administrative fees payable	211	255
Base management fees payable	510	445
Incentive management fees payable	2,795	764
Derivative liabilities	297	12,622
Payable from unsettled transactions	35	17,584
Borrowings under subscription and credit facilities	663,303	581,436
Notes payable (net of deferred financing fees)	99,830	99,716
Total liabilities	771,115	717,169
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 28,885,591 and 27,795,215 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	29	28
Additional paid-in capital	626,857	603,002
Total distributable earnings	14,108	(931)
Total net assets	640,994	602,099
Total liabilities and net assets	$1,412,109	$1,319,268
Net asset value per share	$22.19	$21.66
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$29,964	$20,020	$86,449	$50,994
Affiliate investments	235	118	436	272
Total interest income	30,199	20,138	86,885	51,266
Dividend income:
Non-Control / Non-Affiliate investments	611	759	1,742	945
Affiliate investments	2,931	2,639	10,065	9,116
Total dividend income	3,542	3,398	11,807	10,061
Fee and other income:
Non-Control / Non-Affiliate investments	1,502	1,815	5,036	4,554
Affiliate investments	25	5	43	11
Total fee and other income	1,527	1,820	5,079	4,565
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,929	1,071	5,689	2,931
Affiliate investments	86	—	86	—
Total payment-in-kind interest income	2,015	1,071	5,775	2,931
Interest income from cash	31	4	55	4
Total investment income	37,314	26,431	109,601	68,827
Operating expenses:
Interest and other financing fees	13,610	7,630	37,765	16,435
Base management fee (Note 2)	510	428	1,501	1,192
Incentive management fees (Note 2)	2,795	2,154	8,478	4,889
Professional fees	264	239	710	721
Directors fees	60	60	180	195
Custody and administrative fees	188	177	549	528
Other general and administrative expenses (Note 2)	323	407	1,074	1,259
Total operating expenses	17,750	11,095	50,257	25,219
Net investment income before taxes	19,564	15,336	59,344	43,608
Income taxes, including excise tax expense	62	(62)	216	(62)
Net investment income after taxes	19,502	15,398	59,128	43,670

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(8,107)	$(3,591)	(10,348)	(5,228)
Affiliate investments	—	—	—	39
Net realized gains (losses) on investments	(8,107)	(3,591)	(10,348)	(5,189)
Foreign currency transactions	51	(412)	531	3,454
Forward currency contracts	(173)	6,264	(12,705)	6,448
Net realized gains (losses)	(8,229)	2,261	(22,522)	4,713
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	4,473	(15,518)	10,196	(45,636)
Affiliate investments	(495)	2,863	3,359	8,075
Net unrealized appreciation (depreciation) on investments	3,978	(12,655)	13,555	(37,561)
Foreign currency transactions	3,266	6,890	(481)	14,547
Forward currency contracts	5,563	3,249	17,444	9,921
Net unrealized appreciation (depreciation)	12,807	(2,516)	30,518	(13,093)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	4,578	(255)	7,996	(8,380)
Loss on extinguishment of debt	—	—	—	(181)
Net increase in net assets resulting from operations	$24,080	$15,143	$67,124	$35,109
Net investment income per share—basic and diluted	$0.68	$0.56	$2.10	$1.72
Net increase in net assets resulting from operations per share—basic and diluted	$0.84	$0.56	$2.38	$1.38
Dividends/distributions per share:
Total dividends/distributions	$0.63	$0.53	$1.85	$1.56
Weighted average shares outstanding—basic and diluted	28,576,187	27,259,375	28,215,860	25,449,534
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2022	27,209,484	$27	$590,451	$14,109	$604,587
Net investment income	—	—	—	15,398	15,398
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	2,261	2,261
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,516)	(2,516)
Dividends/distributions	286,875	1	6,374	(14,421)	(8,046)
Balance, September 30, 2022	27,496,359	$28	$596,825	$14,831	$611,684

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2023	28,506,055	$28	$618,515	$7,987	$626,530
Net investment income	—	—	—	19,502	19,502
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(8,229)	(8,229)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	12,807	12,807
Dividends/distributions	379,536	1	8,342	(17,959)	(9,616)
Balance, September 30, 2023	28,885,591	$29	$626,857	$14,108	$640,994
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	21,614,871	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	43,670	43,670
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	4,713	4,713
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,093)	(13,093)
Loss on extinguishment of debt	—	—	—	(181)	(181)
Dividends/distributions	771,944	1	17,308	(39,453)	(22,144)
Issuance of common stock	5,109,544	5	113,886	—	113,891
Balance, September 30, 2022	27,496,359	$28	$596,825	$14,831	$611,684

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	59,128	59,128
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,522)	(22,522)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	30,518	30,518
Dividends/distributions	1,090,376	1	23,855	(52,085)	(28,229)
Balance, September 30, 2023	28,885,591	$29	$626,857	$14,108	$640,994
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$67,124	$35,109
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(214,827)	(442,082)
Repayments received / sales of portfolio investments	96,460	160,222
Loan origination and other fees received	2,945	7,784
Net realized (gain) loss on investments	10,348	5,189
Net realized (gain) loss on foreign currency transactions	(531)	(3,454)
Net realized (gain) loss on forward currency contracts	12,705	(6,448)
Net unrealized (appreciation) depreciation of investments	(13,555)	37,561
Net unrealized (appreciation) depreciation of foreign currency transactions	481	(14,547)
Net unrealized (appreciation) depreciation of forward currency contracts	(17,444)	(9,921)
Payment-in-kind interest / dividends	(9,642)	(3,628)
Amortization of deferred financing fees	738	717
Loss on extinguishment of debt	—	181
Accretion of loan origination and other fees	(3,529)	(3,137)
Amortization / accretion of purchased loan premium / discount	(824)	(1,192)
Payments for derivative contracts	(15,212)	(1,794)
Proceeds from derivative contracts	2,506	8,242
Changes in operating assets and liabilities:
Interest and fees receivable	(4,608)	(13,313)
Prepaid expenses and other assets	(160)	(136)
Accounts payable and accrued liabilities	1,889	(292)
Interest payable	(53)	897
Net cash provided by (used in) operating activities	(85,189)	(244,042)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	82,000	213,607
Repayments of subscription and credit facilities	—	(80,381)
Proceeds from notes	—	100,000
Financing fees paid	(1)	(961)
Issuance of common stock	—	113,891
Cash dividends / distributions paid	(28,229)	(22,144)
Net cash provided by (used in) financing activities	53,770	324,012
Net increase (decrease) in cash and foreign currencies	(31,419)	79,970
Cash and foreign currencies, beginning of period	60,851	45,049
Cash and foreign currencies, end of period	$29,432	$125,019
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,760	$14,504
Excise taxes paid during the period	$561	$470
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$23,855	$17,308
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$7,110	1.1%	(3) (6)
						7,500	7,500	7,110

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	2,872	0.4%	(6) (26)
		Class B Convertible Preferred Equity (1,666 shares)	N/A	12/22	N/A		1,666	1,874	0.3%	(6) (26)
							4,166	4,746

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.6% Cash	08/21	08/27	1,941	1,905	1,884	0.3%	(3) (6) (7) (13)
						1,941	1,905	1,884

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	04/22	04/28	8,815	8,710	8,313	1.3%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.3% Cash	04/22	04/28	715	704	662	0.1%	(6) (7) (12) (27)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	153	—%	(6) (26)
						9,530	9,589	9,128

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	03/22	10/26	3,125	3,188	2,884	0.4%	(3) (6) (7) (9)
						3,125	3,188	2,884

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.5% Cash	08/21	10/27	6,116	5,875	5,199	0.8%	(3) (6) (7) (12)
						6,116	5,875	5,199

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	05/23	05/30	1,755	1,767	1,699	0.3%	(3) (6) (7) (9) (27)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.5% PIK	05/23	11/30	294	298	287	—%	(3) (6) (7) (9)
						2,049	2,065	1,986

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	255	—%	(6) (26)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	66	—%	(6) (26)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (26)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (26)
							126	321

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,392	1,392	1,400	0.2%
						1,392	1,392	1,400

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	06/21	07/27	17,657	17,389	17,198	2.7%	(6) (7) (12) (27)
						17,657	17,389	17,198

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	04/21	04/29	4,849	4,767	4,733	0.7%	(6) (7) (11)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	249	—%	(6) (26)
						4,849	4,929	4,982

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	3,260	3,176	3,149	0.5%	(3) (6) (7) (9) (27)
						3,260	3,176	3,149

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	05/21	05/29	18,157	17,733	17,158	2.7%	(6) (7) (11)
						18,157	17,733	17,158

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	$2,538	$2,338	$2,234	0.3%	(3) (6)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	569	0.1%	(3) (6) (26)
		Warrants (190,193 units)	N/A	09/22	N/A		2	253	—%	(3) (6) (26)
						2,538	2,860	3,056

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	04/23	04/29	1,940	1,894	1,898	0.3%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	04/23	04/29	—	(11)	(10)	—%	(6) (7) (11) (27)
		Common Stock (88,110 shares)	N/A	04/23	N/A		88	85	—%	(6) (26)
						1,940	1,971	1,973

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	11/21	11/27	1,794	1,762	1,774	0.3%	(6) (7) (12) (27)
		Revolver	SOFR + 6.00%, 11.4% Cash	11/21	11/27	68	65	66	—%	(6) (7) (12) (27)
						1,862	1,827	1,840

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Bond	10.0% Cash, 5.0% PIK	08/20	08/25	6,232	6,010	5,920	0.9%
						6,232	6,010	5,920

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	11/21	10/28	832	919	815	0.1%	(3) (6) (18)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	11/21	10/28	4,275	4,427	4,186	0.7%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	04/22	10/28	2,661	2,690	2,605	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.6% Cash	01/23	10/28	958	934	958	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	11/21	10/28	614	614	601	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	06/22	10/28	476	476	466	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 6.00%, 9.6% Cash	04/22	10/23	—	—	(4)	—%	(3) (6) (7) (9) (27)
						9,816	10,060	9,627

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	07/22	07/29	2,435	2,311	2,395	0.4%	(3) (6) (7) (9)
						2,435	2,311	2,395

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.4% Cash	04/22	03/30	898	1,023	885	0.1%	(3) (6) (7) (17)
						898	1,023	885

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	09/21	09/27	1,577	1,713	1,326	0.2%	(3) (6) (7) (10)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	2	—%	(3) (6) (26)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (26)
						1,577	1,800	1,328

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	02/21	03/28	2,514	2,785	2,459	0.4%	(3) (6) (7) (15)
						2,514	2,785	2,459

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	03/21	03/29	21,000	20,599	20,643	3.2%	(6) (7) (12)
						21,000	20,599	20,643

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	12/21	12/28	$1,841	$1,938	$1,697	0.3%	(3) (6) (7) (16) (27)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.9% PIK	12/21	12/28	490	519	455	0.1%	(3) (6) (7) (16)
						2,331	2,457	2,152

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	07/22	07/29	3,489	3,261	3,416	0.5%	(3) (6) (7) (9) (27)
						3,489	3,261	3,416

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	10/20	10/27	7,623	7,895	7,326	1.1%	(3) (6) (7) (9)
						7,623	7,895	7,326

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	706	682	668	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA+ 6.50%, 11.4% Cash	07/22	07/29	—	(6)	(14)	—%	(3) (6) (7) (15) (27)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	66	64	62	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.6% Cash, 3.3% PIK	07/22	07/29	155	144	147	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.3% PIK	07/22	07/29	824	782	779	0.1%	(3) (6) (7) (15)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	356	343	334	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		27	22	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		27	22	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (26)
						2,107	2,063	2,020

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	07/22	07/27	11,482	11,335	11,371	1.8%	(6) (7) (11)
		Revolver	SOFR + 4.75%, 10.2% Cash	07/22	07/27	—	(8)	(6)	—%	(6) (7) (11) (27)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	421	0.1%	(6)
						11,482	11,653	11,786

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	05/21	08/29	7,511	7,456	7,102	1.1%	(7) (12)
						7,511	7,456	7,102

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/21	11/28	1,803	1,901	1,778	0.3%	(3) (6) (7) (16) (27)
						1,803	1,901	1,778

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	6,203	6,065	6,203	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(27)	—	—%	(6) (7) (12) (27)
						6,203	6,038	6,203

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.4% Cash	11/21	11/27	1,715	1,829	1,556	0.2%	(3) (6) (7) (18) (27)
						1,715	1,829	1,556

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,183	4,134	4,293	0.7%
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 1.0% PIK	08/20	10/26	249	237	241	—%	(7) (11)
						4,432	4,371	4,534

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	3,228	3,175	3,200	0.5%	(6) (7) (12) (27)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(4)	(2)	—%	(6) (7) (12) (27)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,043	1,029	1,007	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	151	—%	(6) (26)
						4,271	4,328	4,356

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	11/21	11/28	$2,118	$2,197	$2,118	0.3%	(3) (6) (7) (10) (27)
						2,118	2,197	2,118

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	2,532	2,509	2,498	0.4%	(6) (7) (12) (27)
						2,532	2,509	2,498

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	02/21	02/28	2,223	2,432	2,201	0.3%	(3) (6) (7) (10)
						2,223	2,432	2,201

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	01/21	01/28	846	829	802	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	01/21	01/28	198	216	188	—%	(3) (6) (7) (15)
						1,044	1,045	990

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.6% Cash, 2.5% PIK	12/22	12/29	4,287	4,247	4,167	0.7%	(3) (6) (7) (9) (27)
						4,287	4,247	4,167

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	05/28	11,902	11,690	9,998	1.6%	(7) (11)
						11,902	11,690	9,998

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	08/21	08/27	5,991	5,875	5,614	0.9%	(6) (7) (12) (27)
						5,991	5,875	5,614

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	03/23	07/29	9,528	8,990	8,956	1.4%	(6) (7) (12)
						9,528	8,990	8,956

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,213	2.2%
		Preferred Stock- Series C (7,309 shares)	7.0% PIK	07/22	N/A		7,496	7,707	1.2%	(6)
						13,600	21,096	21,920

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,810	0.3%	(6)
						2,000	2,000	1,810

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	10/21	10/28	2,223	2,313	2,191	0.3%	(3) (6) (7) (9) (27)
						2,223	2,313	2,191

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	10/21	10/27	3,813	3,786	3,669	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.3% Cash	10/21	10/27	477	472	450	0.1%	(6) (7) (12) (27)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	501	0.1%	(6) (26)
						4,290	4,854	4,620

British Airways 2020-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	622	622	633	0.1%
						622	622	633

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.9% Cash	12/20	12/27	2,200	2,382	2,162	0.3%	(3) (6) (7) (16)
						2,200	2,382	2,162

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.3% Cash	07/22	07/30	2,273	2,191	2,275	0.4%	(6) (7) (11)
		LP Units (227 units)	N/A	07/22	N/A		227	249	—%	(6) (26)
						2,273	2,418	2,524

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	06/22	06/26	$5,937	$5,725	$5,569	0.9%	(6) (7) (9)
						5,937	5,725	5,569

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	12/21	12/28	3,728	3,670	3,479	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	07/22	12/28	1,025	1,009	956	0.1%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.9% Cash	12/21	12/28	—	(11)	(47)	—%	(6) (7) (12) (27)
						4,753	4,668	4,388

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.50% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	1,587	1,747	1,366	0.2%	(3) (6) (7) (21)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (26)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (26)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	35	—%	(3) (6) (26)
						1,587	2,171	1,401

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.6% Cash	04/22	04/27	2,159	2,135	2,105	0.3%	(3) (6) (7) (12)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	322	0.1%	(3) (6) (26)
						2,159	2,476	2,427

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	10/21	10/28	5,410	5,456	5,291	0.8%	(3) (6) (7) (10)
						5,410	5,456	5,291

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	02/22	02/28	5,242	5,162	5,111	0.8%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	02/28	1,587	1,545	1,547	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.3% Cash	02/22	02/28	—	(25)	(41)	—%	(6) (7) (12) (27)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,164	0.2%	(6) (26)
						6,829	7,404	7,781

Cineworld Group PLC	Leisure Products	Warrants (371,024 units)	N/A	07/22	N/A		68	—	—%	(3) (6) (26)
							68	—

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,995	1,959	1,977	0.3%	(3) (6) (7) (12)
						1,995	1,959	1,977

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	638	628	619	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	140	—%	(6) (26)
						638	753	759

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	04/28	6,694	6,588	6,626	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.3% Cash	04/22	04/28	—	(8)	(6)	—%	(6) (7) (12) (27)
						6,694	6,580	6,620

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	10/22	10/29	986	907	970	0.2%	(3) (6) (7) (9)
						986	907	970

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	17,979	17,383	13,484	2.1%	(6) (25)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	38	—%	(26)
						17,979	17,557	13,522

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.5% PIK	09/21	09/28	$10,169	$10,926	$10,015	1.6%	(3) (6) (7) (10) (27)
		Class A Units (531 units)	N/A	09/21	N/A		248	242	—%	(3) (6) (26)
		Class B Units (231 units)	N/A	09/21	N/A		538	651	0.1%	(3) (6) (26)
						10,169	11,712	10,908

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	09/20	09/27	2,034	1,960	2,034	0.3%	(3) (6) (7) (14) (27)
						2,034	1,960	2,034

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	12/21	12/28	741	774	741	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/28	2,282	2,237	2,282	0.4%	(3) (6) (7) (12)
						3,023	3,011	3,023

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	01/21	01/27	7,901	7,794	7,881	1.2%	(6) (7) (11)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	752	0.1%	(6) (26)
						7,901	8,197	8,633

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	11/22	11/28	1,904	1,866	1,874	0.3%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.4% Cash	11/22	11/28	—	(9)	(8)	—%	(6) (7) (12) (27)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	96	—%	(6) (26)
						1,904	1,953	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,151	1,130	1,122	0.2%	(6) (7) (11)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(7)	(10)	—%	(6) (7) (11) (27)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(6) (26)
						1,151	1,178	1,153

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	09/28	3,828	3,706	3,828	0.6%	(6) (7) (11) (27)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	09/28	43	35	43	—%	(6) (7) (11) (27)
						3,871	3,741	3,871

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/21	04/28	4,659	4,794	4,603	0.7%	(3) (6) (7) (10)
						4,659	4,794	4,603

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/21	09/28	192	186	153	—%	(3) (6) (7) (9) (27)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	3,483	3,441	3,327	0.5%	(3) (6) (7) (12)
						3,675	3,627	3,480

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	06/22	06/28	1,000	988	992	0.2%	(3) (6) (7) (12)
						1,000	988	992

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	9,535	9,376	9,398	1.5%	(6) (7) (12) (27)
						9,535	9,376	9,398

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	11/21	11/29	7,605	7,495	7,437	1.2%	(6) (7) (11)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	314	—%	(6) (26)
						7,605	7,784	7,751

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	689	670	672	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	235	—%	(6) (26)
						689	875	907

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	09/21	09/27	$3,696	$3,644	$3,448	0.5%	(6) (7) (12)
						3,696	3,644	3,448

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	8,065	7,893	7,033	1.1%	(6) (7) (13) (27)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	969	951	856	0.1%	(6) (7) (13) (27)
						9,034	8,844	7,889

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/21	12/25	4,479	4,448	4,390	0.7%	(6) (7) (12)
						4,479	4,448	4,390

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	04/21	04/28	4,400	4,338	4,272	0.7%	(6) (7) (12)
						4,400	4,338	4,272

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/21	11/27	6,688	6,578	6,688	1.0%	(6) (7) (11) (27)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/21	11/27	—	(15)	—	—%	(6) (7) (11) (27)
						6,688	6,563	6,688

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.0% Cash, 2.8% PIK	12/22	12/29	994	924	750	0.1%	(3) (6) (7) (9) (27)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 2.8% PIK	12/22	12/29	522	509	480	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.5% Cash, 2.8% PIK	12/22	12/29	1,497	1,471	1,379	0.2%	(3) (6) (7) (15)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	389	379	354	0.1%	(3) (6)
						3,402	3,283	2,963

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	03/28	1,654	1,862	1,467	0.2%	(3) (6) (7) (19) (27)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	09/24	21	21	19	—%	(3) (6) (7) (19)
						1,675	1,883	1,486

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	07/22	07/28	4,269	4,198	4,214	0.7%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 12.0% Cash	07/22	07/28	94	91	92	—%	(6) (7) (12) (27)
						4,363	4,289	4,306

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	01/23	01/30	1,613	1,589	1,558	0.2%	(3) (6) (7) (9) (27)
						1,613	1,589	1,558

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,597	0.4%	(6)
							2,799	2,597

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/21	02/28	1,714	1,696	1,710	0.3%	(6) (7) (12)
						1,714	1,696	1,710

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	03/22	03/29	2,382	2,394	2,320	0.4%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	05/23	03/29	1,785	1,776	1,722	0.3%	(3) (6) (7) (10) (27)
						4,167	4,170	4,042

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		4,039	3,191	0.5%	(6)
							4,039	3,191

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	12/20	12/26	2,435	2,407	2,414	0.4%	(6) (7) (12)
						2,435	2,407	2,414

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	05/22	05/30	$7,143	$7,019	$7,071	1.1%	(6) (7) (12)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	572	0.1%	(6) (26)
						7,143	7,523	7,643

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,285	8,451	1.3%
						10,000	9,285	8,451

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,281,099 units)	N/A	08/22	N/A		1,886	2,018	0.3%	(3) (6) (26)
							1,886	2,018

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	04/22	04/29	1,781	1,844	1,726	0.3%	(3) (6) (7) (15) (27)
						1,781	1,844	1,726

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/22	02/26	2,272	2,230	2,262	0.4%	(6) (7) (12) (27)
						2,272	2,230	2,262

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	05/21	05/27	7,388	7,254	7,358	1.1%	(6) (7) (12)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	826	0.1%	(6) (26)
						7,388	8,143	8,184

Front Line Power Construction LLC	Construction Machinery	Super Senior Secured Term Loan	10.0% Cash	11/21	11/23	33	33	33	—%	(6) (27)
		First Lien Senior Secured Term Loan	SOFR + 12.50%, 18.1% Cash	11/21	11/28	768	717	759	0.1%	(6) (7) (12)
		Common Stock (3,501 shares)	N/A	11/21	N/A		65	1	—%	(26)
						801	815	793

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	08/21	08/28	7,626	7,513	7,580	1.2%	(6) (7) (12)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	25	—%	(6) (26)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	108	—%	(6) (26)
						7,626	7,620	7,713

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/28	12,486	12,150	12,194	1.9%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/22	12/28	—	(50)	(45)	—%	(6) (7) (12) (27)
		Partnership Units (515 units)	N/A	12/22	N/A		515	474	0.1%	(6) (26)
						12,486	12,615	12,623

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.2% Cash	07/22	07/27	1,611	1,698	1,582	0.2%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	07/22	07/27	2,765	2,815	2,710	0.4%	(3) (6) (7) (22) (27)
						4,376	4,513	4,292

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	06/22	06/29	456	445	325	0.1%	(3) (6) (7) (8)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	34	35	34	—%	(3) (6) (27)
		Common Stock (5,785 shares)	N/A	09/23	N/A		—	—	—%	(3) (6) (26)
						490	480	359

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	07/22	07/29	871	814	854	0.1%	(3) (6) (7) (9) (27)
						871	814	854

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	1,057	1,005	1,039	0.2%	(3) (6) (7) (9)
						1,057	1,005	1,039

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.7% Cash	10/22	10/28	2,102	2,023	2,054	0.3%	(3) (6) (7) (18) (27)
						2,102	2,023	2,054

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.9% Cash	09/22	09/28	$604	$580	$585	0.1%	(3) (6) (7) (18) (27)
						604	580	585

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	4,358	4,289	3,818	0.6%	(6)
						4,358	4,289	3,818

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	4,959	4,474	4,860	0.8%	(3) (6) (7) (9) (27)
						4,959	4,474	4,860

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	08/23	08/29	3,786	3,692	3,691	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.4% Cash	08/23	08/29	—	(22)	(23)	—%	(6) (7) (12) (27)
		Common Stock (50,540 shares)	N/A	08/23	N/A		51	51	—%	(6) (26)
						3,786	3,721	3,719

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	03/21	03/27	4,460	4,404	4,085	0.6%	(6) (7) (12)
						4,460	4,404	4,085

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.4% Cash	04/22	11/28	7,083	6,912	6,807	1.1%	(3) (6) (7) (13)
						7,083	6,912	6,807

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	07/22	07/25	5,738	5,674	5,738	0.9%	(6) (7) (12) (27)
		Revolver	SOFR + 8.50%, 14.0% Cash	07/22	07/25	—	(6)	—	—%	(6) (7) (12) (27)
						5,738	5,668	5,738

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	09/22	09/29	318	282	312	—%	(3) (6) (7) (10)
						318	282	312

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	05/21	04/28	3,388	3,765	3,320	0.5%	(3) (6) (7) (9)
						3,388	3,765	3,320

Infoblox, Inc.	Technology	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	09/20	12/28	2,843	2,833	2,715	0.4%	(7) (13)
						2,843	2,833	2,715

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	2,575	2,692	2,548	0.4%	(3) (6) (7) (10)
						2,575	2,692	2,548

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	04/21	04/28	4,144	4,513	3,907	0.6%	(3) (6) (7) (10) (27)
		First Lien Senior Secured Term Loan	SARON + 6.50%, 8.2% Cash	05/23	04/28	662	673	626	0.1%	(3) (6) (7) (23)
						4,806	5,186	4,533

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	12/20	12/27	1,107	1,212	1,107	0.2%	(3) (6) (7) (9) (27)
						1,107	1,212	1,107

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	08/22	08/29	1,472	1,429	1,450	0.2%	(3) (6) (7) (9) (27)
						1,472	1,429	1,450

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	4,546	4,057	4,458	0.7%	(3) (6) (7) (9) (27)
						4,546	4,057	4,458

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/21	12/27	6,467	6,300	6,352	1.0%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/21	12/27	26	10	15	—%	(6) (7) (12) (27)
		Common Stock (3,750.4 shares)	N/A	01/22	N/A		375	386	0.1%	(6) (26)
						6,493	6,685	6,753

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	$1,332	$1,332	$1,347	0.2%
						1,332	1,332	1,347

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	07/24	3,577	3,518	3,513	0.5%	(6) (7) (12)
						3,577	3,518	3,513

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.3% Cash	03/22	03/27	2,030	2,283	1,998	0.3%	(3) (6) (7) (22) (27)
						2,030	2,283	1,998

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	3,481	3,419	3,394	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.8% Cash	02/22	02/28	—	(6)	(10)	—%	(6) (7) (12) (27)
		LLC Units (1,017.9 units)	N/A	02/22	N/A		107	221	—%	(6)
						3,481	3,520	3,605

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/20	11/26	4,943	4,845	4,886	0.8%	(6) (7) (12) (27)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	88	—%	(6) (26)
						4,943	4,924	4,974

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	10/21	10/27	18,766	18,498	18,641	2.9%	(6) (7) (12)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	877	0.1%	(6) (26)
						18,766	19,349	19,518

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	5,431	5,354	5,420	0.8%	(6) (7) (12)
						5,431	5,354	5,420

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	12/21	12/28	3,471	3,572	3,167	0.5%	(3) (6) (7) (9) (27)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,115	1,153	981	0.2%	(3) (6)
						4,586	4,725	4,148

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	02/22	02/28	10,847	10,702	10,575	1.6%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	02/22	02/28	—	(25)	(49)	—%	(6) (7) (12) (27)
		LLC Units (61,248.1 units)	N/A	02/22	N/A		63	138	—%	(6)
						10,847	10,740	10,664

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.5%, 10.8% Cash	08/20	06/28	3,935	3,935	3,807	0.6%	(7) (11)
		Common Stock (306,381 shares)	N/A	08/20	N/A		2,209	2,553	0.4%	(6) (26)
						3,935	6,144	6,360

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.8% Cash	04/22	04/25	10,000	9,948	9,980	1.6%	(6) (7) (12)
						10,000	9,948	9,980

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	01/21	12/25	3,319	3,301	3,306	0.5%	(6) (7) (12)
						3,319	3,301	3,306

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	4,922	4,846	3,844	0.6%	(6) (7) (11)
						4,922	4,846	3,844

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.2% Cash, 6.8% PIK	12/21	12/28	2,256	2,321	1,932	0.3%	(3) (6) (7) (9) (27)
		Revolver	EURIBOR, 3.2% Cash, 5.8% PIK	12/21	12/28	47	45	26	—%	(3) (6) (7) (9) (27)
						2,303	2,366	1,958

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	$6,566	$6,483	$6,402	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	1,000	979	966	0.2%	(6) (7) (12) (27)
						7,566	7,462	7,368

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	07/21	06/27	4,379	4,313	4,355	0.7%	(6) (7) (12) (27)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	415	0.1%	(6) (26)
						4,379	4,686	4,770

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	02/22	10/27	3,784	4,093	3,360	0.5%	(3) (7) (16)
						3,784	4,093	3,360

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.0% Cash	08/22	08/29	1,476	1,567	1,447	0.2%	(3) (6) (7) (24) (27)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	60	—%	(3) (6) (26)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	24	—%	(3) (6) (26)
						1,476	1,623	1,531

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/21	08/27	907	894	904	0.1%	(6) (7) (11)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	72	—%	(6) (26)
						907	971	976

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.6% Cash	12/20	12/26	2,038	2,242	1,975	0.3%	(3) (6) (17) (27)
						2,038	2,242	1,975

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.7% Cash	07/23	07/30	1,813	1,874	1,743	0.3%	(3) (6) (7) (15) (27)
		Common Stock (107,714 shares)	N/A	07/23	N/A		138	131	—%	(3) (6) (26)
						1,813	2,012	1,874

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	11/20	11/27	1,305	1,353	1,294	0.2%	(3) (6) (7) (16) (27)
						1,305	1,353	1,294

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	08/20	08/26	5,031	4,965	4,994	0.8%	(6) (7) (12)
						5,031	4,965	4,994

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.0% Cash	03/22	03/28	6,734	7,347	6,290	1.0%	(3) (6) (7) (19)
						6,734	7,347	6,290

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	2,926	2,888	2,904	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(8)	(5)	—%	(6) (7) (12) (27)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	274	—%	(6) (26)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	64	—%	(6) (26)
						2,926	3,146	3,237

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	02/21	02/27	9,188	9,105	9,074	1.4%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 2.25%, 7.6% Cash, 3.0% PIK	11/22	02/27	5,929	5,809	5,824	0.9%	(6) (7) (11)
						15,117	14,914	14,898

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	09/23	09/29	$3,030	$2,917	$2,917	0.5%	(6) (7) (12) (27)
		Revolver	SOFR + 5.75%, 11.2% Cash	09/23	09/29	—	(9)	(9)	—%	(6) (7) (12) (27)
		LLC Units (94,502 units)	N/A	09/23	N/A		95	95	—%	(6) (26)
						3,030	3,003	3,003

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	01/23	01/30	2,055	2,039	1,997	0.3%	(3) (6) (7) (10) (27)
						2,055	2,039	1,997

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	10/21	10/28	231	231	231	—%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	10/21	10/28	2,669	2,875	2,669	0.4%	(3) (6) (7) (16) (27)
		Revolver	SONIA + 5.00%, 9.2% Cash	10/21	04/24	48	51	48	—%	(3) (6) (7) (16) (27)
						2,948	3,157	2,948

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9%	03/23	03/29	4,253	4,133	4,146	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.9% Cash	03/23	03/29	295	274	276	—%	(6) (7) (12) (27)
		LLC Units (426,340 units)	N/A	03/23	N/A		439	439	0.1%	(6) (26)
						4,548	4,846	4,861

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/21	09/27	3,925	3,869	3,893	0.6%	(6) (7) (12)
						3,925	3,869	3,893

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	01/22	01/28	6,754	6,622	6,680	1.0%	(3) (6) (7) (13) (27)
						6,754	6,622	6,680

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/22	10/29	2,126	1,910	2,079	0.3%	(3) (6) (7) (9) (27)
						2,126	1,910	2,079

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	6,547	6,443	6,478	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	—	(20)	(14)	—%	(6) (7) (11) (27)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	297	—%	(6) (26)
						6,547	6,634	6,761

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	03/22	03/29	1,797	1,769	1,680	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.3% Cash	03/22	03/28	—	(10)	(45)	—%	(6) (7) (12) (27)
						1,797	1,759	1,635

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	1,965	1,907	1,906	0.3%	(7) (11)
						1,965	1,907	1,906

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/21	06/28	6,560	7,254	6,481	1.0%	(3) (6) (7) (9)
						6,560	7,254	6,481

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/20	12/26	10,723	10,666	10,664	1.7%	(6) (7) (12)
						10,723	10,666	10,664

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	06/21	05/28	1,295	1,465	1,295	0.2%	(3) (6) (7) (16)
						1,295	1,465	1,295

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	06/21	06/28	351	396	349	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	06/21	06/28	597	585	593	0.1%	(3) (6) (7) (12)
						948	981	942

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/21	12/27	$2,241	$2,207	$2,204	0.3%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/22	12/27	2,257	2,198	2,220	0.3%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	03/23	12/27	2,373	2,308	2,333	0.4%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.5% Cash	12/21	12/27	—	(6)	(4)	—%	(6) (7) (12) (27)
		LP Units (276,798 units)	N/A	07/22	N/A		280	441	0.1%	(6) (26)
						6,871	6,987	7,194

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,355	3,956	4,115	0.6%	(6)
						4,355	3,956	4,115

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	08/27	12,712	12,547	12,712	2.0%	(6) (7) (12)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	08/27		86	169	—%	(6) (26)
						12,712	12,633	12,881

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	137	137	125	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	137	137	126	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	137	137	123	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	137	137	121	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	6,986	6,986	6,243	1.0%	(3) (6)
						7,534	7,534	6,738

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.4% Cash	12/21	07/29	4,648	4,742	4,544	0.7%	(3) (6) (7) (18)
						4,648	4,742	4,544

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	12/21	12/27	2,084	2,054	2,061	0.3%	(6) (7) (12)
		Revolver	SOFR + 4.75%, 10.3% Cash	12/21	12/27	—	(4)	(3)	—%	(6) (7) (12) (27)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	602	0.1%	(6) (26)
						2,084	2,420	2,660

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	06/26	21,277	20,888	20,890	3.3%	(6) (7) (12)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	215	—%	(6) (26)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	73	—%	(6) (26)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (26)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	21	—%	(6) (26)
						21,277	20,888	21,199

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.5% Cash	12/20	12/26	11,730	11,579	11,635	1.8%	(6) (7) (12)
						11,730	11,579	11,635

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	5,506	6,043	5,506	0.9%	(3) (6) (7) (10) (27)
						5,506	6,043	5,506

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	08/21	07/28	3,147	3,077	3,091	0.5%	(3) (6) (7) (13)
						3,147	3,077	3,091

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/29	$3,554	$3,453	$3,449	0.5%	(6) (7) (12) (27)
		Revolver	SOFR + 6.25%, 11.6% Cash	07/23	07/29	—	(16)	(17)	—%	(6) (7) (12) (27)
		Common Stock (188 shares)	N/A	07/23	N/A		188	188	—%	(6) (26)
						3,554	3,625	3,620

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	03/22	03/28	656	645	648	0.1%	(6) (7) (13)
		Revolver	SOFR + 5.75%, 11.5% Cash	03/22	03/28	77	75	75	—%	(6) (7) (13) (27)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	73	—%	(6) (26)
						765	817	825

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.8% Cash	03/21	03/28	386	419	370	0.1%	(3) (6) (7) (10) (27)
		Revolver	EURIBOR + 6.50%, 10.5% Cash	03/21	03/27	718	790	688	0.1%	(3) (6) (7) (10)
						1,104	1,209	1,058

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	05/22	05/29	865	829	740	0.1%	(3) (6) (7) (9) (27)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/22	05/29	866	846	797	0.1%	(3) (6) (7) (11)
						1,731	1,675	1,537

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	09/21	09/26	2,728	3,009	2,661	0.4%	(3) (6) (7) (17)
						2,728	3,009	2,661

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	603	586	588	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(7)	(6)	—%	(6) (7) (12) (27)
		Preferred Stock (148 shares)	N/A	03/23	N/A		144	156	—%	(6) (26)
		Common Stock (303,030 shares)	N/A	03/23	N/A		3	49	—%	(6) (26)
						603	726	787

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/20	12/27	2,286	2,466	2,166	0.3%	(3) (6) (7) (9) (27)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	12/20	12/27	370	366	361	0.1%	(3) (6) (7) (12)
						2,656	2,832	2,527

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	5,513	5,320	5,462	0.9%	(6) (7) (13) (27)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	63	32	55	—%	(6) (7) (13) (27)
						5,576	5,352	5,517

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/28	9,854	9,537	9,579	1.5%	(6) (7) (12) (27)
		Revolver	SOFR + 6.50%, 11.8% Cash	11/22	11/28	404	368	375	0.1%	(6) (7) (12) (27)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	424	0.1%	(6) (26)
						10,258	10,305	10,378

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	08/20	07/26	4,969	4,916	4,969	0.8%	(6) (7) (12)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	54	—%	(6) (26)
						4,969	4,997	5,023

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	11/27	7,564	7,428	6,618	1.0%	(6) (7) (12)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	130	—%	(6) (26)
						7,564	7,823	6,748

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	12/20	12/26	$6,819	$7,388	$6,739	1.1%	(6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	06/22	12/26	2,043	1,999	2,020	0.3%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.5% Cash	12/20	12/26	1,914	1,886	1,892	0.3%	(6) (7) (13)
						10,776	11,273	10,651

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.7% Cash	04/21	04/29	1,859	1,830	1,802	0.3%	(6) (7) (12)
						1,859	1,830	1,802

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,196	2,254	2,035	0.3%	(3) (6) (7) (9)
						2,196	2,254	2,035

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.75%, 13.1% Cash	09/23	09/29	3,750	3,638	3,638	0.6%	(6) (7) (11)
		Revolver	SOFR + 7.75%, 13.1% Cash	09/23	09/29	—	(19)	(19)	—%	(6) (7) (11) (27)
		LLC Units (132,475 units)	N/A	09/23	N/A		709	709	0.1%	(6) (26)
						3,750	4,328	4,328

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/22	08/28	5,908	5,797	5,824	0.9%	(6) (7) (12) (27)
		Revolver	SOFR + 5.50%, 10.9% Cash	08/22	08/28	204	189	193	—%	(6) (7) (12) (27)
						6,112	5,986	6,017

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/20	10/25	13,903	13,742	13,799	2.2%	(6) (7) (12)
						13,903	13,742	13,799

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	12/20	12/26	5,579	5,517	5,384	0.8%	(6) (7) (12)
		Preferred Stock (86.3 shares)	N/A	12/20	N/A		87	101	—%	(6) (26)
						5,579	5,604	5,485

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	06/22	07/29	2,379	2,306	2,305	0.4%	(3) (6) (7) (9) (27)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 7.0% Cash	06/22	07/29	1,111	1,096	1,077	0.2%	(3) (6) (7) (23)
						3,490	3,402	3,382

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	6,543	6,320	6,341	1.0%	(6) (7) (12) (27)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	—	(17)	(15)	—%	(6) (7) (12) (27)
						6,543	6,303	6,326

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	12/21	12/28	1,806	1,780	1,764	0.3%	(6) (7) (12) (27)
		Revolver	SOFR + 5.50%, 11.0% Cash	12/21	12/28	—	(5)	(7)	—%	(6) (7) (12) (27)
						1,806	1,775	1,757

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	3,846	3,807	3,720	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/22	05/29	508	508	492	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	—	(10)	(17)	—%	(3) (6) (7) (9) (27)
						4,354	4,305	4,195

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	05/22	05/29	486	480	474	0.1%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	05/22	05/29	463	441	452	0.1%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.6% Cash	05/22	05/29	885	870	849	0.1%	(3) (6) (7) (10) (27)
						1,834	1,791	1,775

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Serta Simmons Bedding LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	06/23	06/28	$1	$1	$1	—%	(7) (12)
		Common Stock (59,747 shares)	N/A	06/23	N/A		893	831	0.1%	(6) (26)
						1	894	832

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	17,400	16,902	16,918	2.6%	(3) (6) (7) (12)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	570	0.1%	(3) (6) (26)
						17,400	17,502	17,488

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	07/23	07/30	1,728	1,727	1,663	0.3%	(3) (6) (7) (10) (27)
						1,728	1,727	1,663

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	12/20	12/26	4,863	4,806	4,828	0.8%	(6) (7) (11)
						4,863	4,806	4,828

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/21	11/27	9,262	9,128	9,194	1.4%	(6) (7) (11)
		Revolver	SOFR + 5.75%, 11.2% Cash	11/21	11/27	—	(8)	(4)	—%	(6) (7) (11) (27)
						9,262	9,120	9,190

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	09/23	09/29	6,422	6,209	6,204	1.0%	(6) (7) (12) (27)
		Revolver	SOFR + 6.25%, 11.7% Cash	09/23	09/29	—	(27)	(28)	—%	(6) (7) (12) (27)
		Common Stock (183 shares)	N/A	09/23	N/A		183	183	—%	(6) (26)
						6,422	6,365	6,359

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/20	12/26	4,567	4,513	4,512	0.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/22	12/26	1,880	1,849	1,857	0.3%	(6) (7) (12)
						6,447	6,362	6,369

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	2,872	2,739	2,865	0.4%	(3) (6) (27)
						2,872	2,739	2,865

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/22	12/29	13,496	13,187	13,118	2.0%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/22	12/28	239	213	206	—%	(6) (7) (12) (27)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	228	—%	(6) (26)
						13,735	13,710	13,552

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/22	03/27	1,926	1,883	1,889	0.3%	(6) (7) (12) (27)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	03/27	59	56	56	—%	(6) (7) (12) (27)
						1,985	1,939	1,945

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	10/22	10/28	5,844	5,700	5,731	0.9%	(6) (7) (11) (27)
		Revolver	SOFR + 5.00%, 10.3% Cash	10/22	10/28	—	(15)	(12)	—%	(6) (7) (11) (27)
						5,844	5,685	5,719

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	752	767	749	0.1%	(3) (6) (7) (15) (27)
						752	767	749

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/21	04/27	4,640	4,591	4,615	0.7%	(3) (6) (7) (13)
						4,640	4,591	4,615

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.2% Cash	12/21	12/27	$16,240	$15,996	$16,105	2.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 11.2% Cash	12/21	12/27	365	344	353	0.1%	(6) (7) (12) (27)
						16,605	16,340	16,458

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,451	8,518	1.3%	(6)
							8,451	8,518

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/21	10/28	4,085	4,054	3,944	0.6%	(3) (6) (7) (11) (27)
		Revolver	SOFR + 5.75%, 11.2% Cash	11/21	10/26	398	395	382	0.1%	(3) (6) (7) (11) (27)
						4,483	4,449	4,326

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,134	1,121	1,106	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	32	—%	(6) (26)
						1,134	1,144	1,138

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	7,254	7,125	7,080	1.1%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/23	03/28	1,431	1,374	1,401	0.2%	(6) (7) (11) (27)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	513	502	497	0.1%	(6) (7) (11) (27)
						9,198	9,001	8,978

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	11/22	11/29	1,656	1,498	1,603	0.3%	(3) (6) (7) (15) (27)
						1,656	1,498	1,603

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	588	589	0.1%	(6)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	401	0.1%	(6) (26)
						600	988	990

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	11/21	11/28	2,882	2,992	2,825	0.4%	(3) (6) (7) (9)
		Revolver	EURIBOR + 5.50%, 9.4% Cash	11/21	05/28	60	57	57	—%	(3) (6) (7) (9) (27)
						2,942	3,049	2,882

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/27	4,176	4,122	4,146	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.7% Cash	12/21	12/27	—	(9)	(5)	—%	(6) (7) (12) (27)
						4,176	4,113	4,141

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	271	267	264	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	141	—%	(6) (26)
						271	506	405

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.8% Cash	10/21	12/27	801	753	801	0.1%	(6) (7) (12) (27)
		Revolver	SOFR + 4.25%, 9.8% Cash	10/21	12/27	—	(10)	—	—%	(6) (7) (12) (27)
		Subordinated Term Loan	SOFR + 7.75%, 12.9% Cash	10/21	10/28	3,348	3,298	3,324	0.5%	(6) (7) (13)
						4,149	4,041	4,125

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/22	07/28	12,065	11,863	12,017	1.9%	(6) (7) (11)
		Revolver	SOFR + 5.75%, 11.2% Cash	07/22	07/28	—	(26)	(6)	—%	(6) (7) (11) (27)
		Subordinated Term Loan	12.5% PIK	07/22	07/29	2,394	2,354	2,362	0.4%	(6)
						14,459	14,191	14,373

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	04/22	04/30	$7,569	$7,439	$7,493	1.2%	(6) (7) (12)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	732	0.1%	(6) (26)
						7,569	7,848	8,225

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.1% Cash	12/22	12/29	2,294	2,218	2,271	0.4%	(3) (6) (7) (20)
		Revolver	CDOR + 6.75%, 12.1% Cash	12/22	12/28	—	(4)	(2)	—%	(3) (6) (7) (20) (27)
						2,294	2,214	2,269

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/21	02/27	16,617	16,466	15,022	2.3%	(6) (7) (12)
						16,617	16,466	15,022

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	07/23	07/29	4,643	4,507	4,504	0.7%	(6) (7) (11)
		Revolver	SOFR +6.50%, 11.8% Cash	07/23	07/29	102	92	91	—%	(6) (7) (11) (27)
						4,745	4,599	4,595

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.9% Cash	12/22	12/28	634	594	600	0.1%	(6) (7) (12) (27)
		Revolver	SOFR + 4.75%, 10.9% Cash	12/22	12/28	—	(3)	(3)	—%	(6) (7) (12) (27)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(6) (26)
						634	596	602

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	12/25	8,115	8,012	7,815	1.2%	(6) (7) (12) (27)
						8,115	8,012	7,815

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	07/21	09/26	7,877	7,781	7,802	1.2%	(6) (7) (12)
						7,877	7,781	7,802

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	09/20	09/27	1,046	1,082	945	0.1%	(3) (6) (7) (15)
						1,046	1,082	945

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	06/22	06/29	895	872	828	0.1%	(3) (6) (7) (15) (27)
						895	872	828

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	04/22	03/29	1,727	1,702	1,303	0.2%	(3) (6) (7) (9) (27)
						1,727	1,702	1,303

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	2,007	1,954	1,947	0.3%	(3) (6) (7) (9) (27)
						2,007	1,954	1,947

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	09/20	09/27	741	827	706	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash, 1.8% PIK	02/21	09/27	364	364	347	0.1%	(3) (6) (7) (12)
						1,105	1,191	1,053

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	03/22	01/29	7,877	8,425	7,192	1.1%	(3) (6) (7) (15)
						7,877	8,425	7,192

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	7,857	7,857	6,273	1.0%	(6)
						7,857	7,857	6,273

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	06/21	06/28	12,356	12,177	12,344	1.9%	(6) (7) (12)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	298	—%	(6) (26)
						12,356	12,341	12,642

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	10/20	06/25	$2,392	$2,387	$2,353	0.4%	(6) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.1% Cash	10/20	06/25	1,050	1,020	1,021	0.2%	(6) (13) (27)
						3,442	3,407	3,374

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	1,250	1,202	1,200	0.2%	(6) (7) (12) (27)
						1,250	1,202	1,200

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	8,219	7,922	7,397	1.2%	(6)
						8,219	7,922	7,397

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/23	2/29	6,306	6,072	6,090	1.0%	(6) (7) (12)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/23	2/29	—	(34)	(32)	—%	(6) (7) (12) (27)
		LP Units (31,543.6 units)	N/A	02/23	N/A		315	315	—%	(6) (26)
						6,306	6,353	6,373

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	5/46	1,900	1,900	1,509	0.2%	(6)
						1,900	1,900	1,509

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/21	12/27	3,310	3,261	3,069	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.3% Cash	12/21	12/27	573	557	496	0.1%	(6) (7) (12) (27)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	506	0.1%	(6) (26)
						3,883	4,595	4,071

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/22	10/28	5,349	5,214	5,350	0.8%	(6) (7) (12) (27)
		Revolver	SOFR + 6.00%, 11.4% Cash	10/22	10/28	140	121	140	—%	(6) (7) (12) (27)
						5,489	5,335	5,490

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	5,876	5,814	5,750	0.9%	(3) (6) (7) (15) (27)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,215	2,191	2,173	0.3%	(3) (6)
		Common Stock (18,266,390 shares)	N/A	05/22	N/A		226	223	—%	(3) (6) (26)
						8,091	8,231	8,146

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	02/22	02/28	3,177	3,097	3,073	0.5%	(6) (7) (12) (27)
		Revolver	SOFR + 6.00%, 11.4% Cash	02/22	02/28	17	10	7	—%	(6) (7) (12) (27)
		LLC Units (76.3 units)	N/A	02/22	02/28		76	77	—%	(6)
						3,194	3,183	3,157

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	03/22	03/29	2,952	3,092	2,708	0.4%	(3) (6) (7) (15) (27)
						2,952	3,092	2,708

Subtotal Non–Control / Non–Affiliate Investments (181.8%)						1,157,380	1,196,334	1,165,287

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	15,846	2.5%	(3) (26)
							14,646	15,846

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	$8,310	$7,786	$7,809	1.2%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,472	3,281	3,263	0.5%	(6)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		5,472	6,381	1.0%	(6) (26)
						11,782	16,539	17,453

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	07/21	07/28	2,336	2,290	2,336	0.4%	(6) (11) (27)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,229	2,246	0.4%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		46,240	72,662	11.3%	(6)
						4,582	50,759	77,244

Rocade Holdings LLC	Other Financial	Preferred LP Units (45,000 units)	SOFR + 6.0% PIK, 11.4% PIK	02/23	N/A		48,353	48,375	7.5%	(6) (27)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	326	0.1%	(6) (26)
							48,353	48,701

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		11,771	5,601	0.9%	(26)
							11,771	5,601

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		25,036	18,763	2.9%	(3) (26)
							25,036	18,763

Subtotal Affiliate Investments (28.6%)						16,364	167,104	183,608

Total Investments, September 30, 2023 (210.4%)*						$1,173,744	$1,363,438	$1,348,895

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$6,263	$4,179	HSBC Bank USA	10/10/23	$(139)
Foreign currency forward contract (AUD)	$27,725	A$41,384	HSBC Bank USA	10/10/23	1,026

Foreign currency forward contract (CAD)	$4,276	C$5,631	BNP Paribas SA	10/10/23	115

Foreign currency forward contract (DKK)	146kr.	$22	HSBC Bank USA	10/10/23	(1)
Foreign currency forward contract (DKK)	$563	3,801kr.	BNP Paribas SA	10/10/23	24
Foreign currency forward contract (DKK)	$32	221kr.	HSBC Bank USA	10/10/23	1

Foreign currency forward contract (EUR)	€6,000	$6,444	HSBC Bank USA	10/10/23	(92)
Foreign currency forward contract (EUR)	$102,385	€92,918	BNP Paribas SA	10/10/23	4,018

Foreign currency forward contract (GBP)	£2,000	$2,497	HSBC Bank USA	10/10/23	(54)
Foreign currency forward contract (GBP)	$21,986	£17,245	HSBC Bank USA	10/10/23	921

Foreign currency forward contract (NZD)	$5,983	NZ$9,712	BNP Paribas SA	10/10/23	147

Foreign currency forward contract (NOK)	$1,953	kr20,940	BNP Paribas SA	10/10/23	(11)

Foreign currency forward contract (CHF)	$43	39Fr.	BNP Paribas SA	10/10/23	1
Foreign currency forward contract (CHF)	$1,830	1,610Fr.	HSBC Bank USA	10/10/23	68
Total Foreign Currency Forward Contracts, September 30, 2023					$6,024
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2023 represented 210.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.7% of total investments at fair value as of September 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2023 were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$14,730	$—	$—	$—	$1,116	$15,846	$—
		14,730	—	—	—	1,116	15,846	—

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	—	7,805	—	—	4	7,809	175
	Subordinated Term Loan (10.0% PIK)	—	3,260	—	—	3	3,263	89
	LLC Units (1,203,914.5 units)	—	6,366	—	—	15	6,381	—
		—	17,431	—	—	22	17,453	264

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	2,605	10,339	(10,601)	—	(7)	2,336	173
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	2	—	—	(2)	2,246	128
	LLC Units (44,197,541 units)	66,738	175	—	—	5,749	72,662	5,252
		71,589	10,516	(10,601)	—	5,740	77,244	5,553

Rocade Holdings LLC(d)	Preferred LP Units (45,000 units) (SOFR + 6.0% PIK, 11.4% PIK)	—	48,353	—	—	22	48,375	3,353
	Common LP Units (15.4 units)	—		—	—	326	326	—
		—	48,353	—	—	348	48,701	3,353

Thompson Rivers LLC	6.6% Member Interest	12,537	—	(6,998)	—	62	5,601	—
		12,537	—	(6,998)	—	62	5,601	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(3,929)	18,763	1,460
		20,212	2,480	—	—	(3,929)	18,763	1,460

Total Affiliate Investments		$119,068	$78,780	$(17,599)	$—	$3,359	$183,608	$10,630
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

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2023 was 3.84700%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2023 was 3.95200%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2023 was 4.12500%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2023 was 5.31899%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2023 was 5.39550%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2023 was 5.46727%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2023 was 5.19860%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2023 was 5.28980%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2023 was 5.38530%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2023 was 4.05130%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2023 was 4.14000%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2023 was 4.40460%.
(20)The interest rate on these loans is subject to 1Month CDOR, which as of September 30, 2023 was 5.38500%.
(21)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2023 was 5.51250%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2023 was 5.68000%.
(23)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2023 was 1.71489%.
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2023 was 4.49000%.
(25)Non-accrual investment.
(26)Investment is non-income producing.
(27)Position or portion thereof is an unfunded loan or equity commitment.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 11.9% Cash	06/21	03/26	$1,495	$1,655	$1,410	0.2%	(3) (6) (7) (24)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	292	—%	(3) (6) (30)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30)
						1,495	2,044	1,702

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	$2,159	$2,130	$2,134	0.3%	(3) (6) (7) (15)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	314	0.1%	(3) (6) (30)
						2,159	2,471	2,448

Carlson Travel, Inc.	Business Travel Management	First Lien Senior Secured Bond	8.5% Cash	11/21	11/26	2,898	2,696	2,449	0.4%
		Common Stock (124,051 shares)	N/A	11/21	N/A		2,345	757	0.1%	(30)
						2,898	5,041	3,206

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	3,843	3,814	3,621	0.6%	(3) (6) (7) (12)
						3,843	3,814	3,621

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	10,698	10,510	10,377	1.7%	(6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	02/28	1,599	1,551	1,551	0.3%	(6) (7) (15)
		Revolver	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	—	(29)	(49)	—%	(6) (7) (8)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	1,028	0.2%	(6) (30)
						12,297	12,583	12,907

Cineworld Group PLC	Leisure Products	Warrants (371,024 units)	N/A	07/22	N/A		68	—	—%	(3) (6) (30)
							68	—

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,754	7,764	1.3%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,230	3,027	3,018	0.5%	(6)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,364	0.9%	(6) (30)
						11,540	15,328	16,146

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	11/21	11/28	1,995	1,953	1,943	0.3%	(3) (6) (7) (9)
						1,995	1,953	1,943

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	378	371	369	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	159	—%	(6) (30)
						378	496	528

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	04/22	04/28	6,892	6,768	6,787	1.1%	(6) (7) (16)
		Revolver	SOFR + 5.75%, 10.6% Cash	04/22	04/28	83	73	75	—%	(6) (7) (16)
						6,975	6,841	6,862

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.6% Cash	10/22	10/29	994	905	969	0.2%	(3) (6) (7) (12)
						994	905	969

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	17,399	17,383	6,525	1.1%	(6) (29)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	4	—%	(30)
						17,399	17,557	6,529

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	09/21	09/28	$9,845	$10,490	$9,545	1.6%	(3) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	237	—%	(3) (6) (30)
		Class B Units (231 units)	N/A	09/21	N/A		538	601	0.1%	(3) (6) (30)
						9,845	11,276	10,383

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.7% Cash	09/20	09/27	2,005	1,953	1,989	0.3%	(3) (6) (7) (17)
						2,005	1,953	1,989

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	12/21	12/28	5,550	5,741	5,450	0.9%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	3,382	3,308	3,322	0.6%	(3) (6) (7) (15)
						8,932	9,049	8,772

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	01/21	01/27	7,961	7,832	7,897	1.3%	(6) (7) (8)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	510	0.1%	(6) (30)
						7,961	8,235	8,407

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	11/22	11/28	1,918	1,876	1,875	0.3%	(6) (7) (15)
		Revolver	SOFR + 6.00%, 10.3% Cash	11/22	11/28	—	(10)	(11)	—%	(6) (7) (15)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	96	—%	(6) (30)
						1,918	1,962	1,960

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	700	688	690	0.1%	(6) (7) (8)
		Revolver	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	—	(3)	(3)	—%	(6) (7) (8)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		54	49	—%	(6) (30)
						700	739	736

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	09/28	3,802	3,664	3,661	0.6%	(6) (7) (14)
		Revolver	SOFR + 5.50%, 9.8% Cash	11/22	09/28	9	—	—	—%	(6) (7) (14)
						3,811	3,664	3,661

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	04/21	04/28	3,735	3,721	3,667	0.6%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	04/21	04/28	2,882	3,181	2,829	0.5%	(3) (6) (7) (12)
						6,617	6,902	6,496

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	09/21	09/28	3,177	3,130	3,123	0.5%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	09/21	09/28	194	177	174	—%	(3) (6) (7) (12)
						3,371	3,307	3,297

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash	06/22	06/28	1,000	986	988	0.2%	(3) (6) (7) (15)
						1,000	986	988

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $348.0 billion in assets under management as of September 30, 2023.
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of September 30, 2023, BIIL had approximately £14.4 billion in assets under management.
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
For the three and nine months ended September 30, 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.4 million and $1.2 million, respectively. As of September 30, 2023, the Base Management Fee of $0.5 million for the three months ended September 30, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $0.4 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2023, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.8 million and $8.5 million, respectively. For the three and nine months ended September 30, 2022, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.2 million and $6.1 million, respectively. As of September 30, 2023, the Income-Based Fee of $2.8 million for the three months ended September 30, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Income-Based Fee of $0.8 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the three and nine months ended September 30, 2023, the Company did not accrue any Capital Gains Fees. For the three and nine months ended September 30, 2022, the Company reduced the Capital Gains Fees accrual by $31.9 thousand and $1.2 million, respectively.
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
For the three and nine months ended September 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30,

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $1.0 million, respectively. As of September 30, 2023, the administrative expenses of $0.2 million incurred during the three months ended September 30, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2023:
Senior debt and 1st lien notes	$1,003,090	74%	$976,372	73%	152%
Subordinated debt and 2nd lien notes	128,996	9	126,274	9	20
Structured products	29,921	2	26,351	2	4
Equity shares	149,908	11	179,126	13	28
Equity warrants	70	—	561	—	—
Investments in joint ventures	51,453	4	40,211	3	6
	$1,363,438	100%	$1,348,895	100%	210%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75%	153%
Subordinated debt and 2nd lien notes	127,970	10	123,244	10	20
Structured products	32,015	3	28,321	2	5
Equity shares	94,592	8	113,666	9	19
Equity warrants	70	—	476	—	—
Investments in joint ventures	55,971	4	47,479	4	8
	$1,261,603	100%	$1,233,405	100%	205%
During the three months ended September 30, 2023, the Company made 10 new investments totaling $33.8 million, made investments in existing portfolio companies totaling $24.5 million. During the nine months ended September 30, 2023, the Company made 23 new investments totaling $81.2 million, made investments in existing portfolio companies totaling $62.4 million, made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
$45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the three months ended September 30, 2022, the Company made 21 new investments totaling $105.5 million, made investments in existing portfolio companies totaling $17.1 million. During the nine months ended September 30, 2022, the Company made 66 new investments totaling $344.5 million, made investments in existing portfolio companies totaling $86.2 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million.
Industry Composition
The industry composition of investments at fair value at September 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Aerospace and Defense	$82,734	6.1%	$69,976	5.7%
Automotive	16,806	1.3	16,920	1.4
Banking, Finance, Insurance and Real Estate	214,322	15.9	164,399	13.3
Beverage, Food and Tobacco	40,952	3.0	37,156	3.0
Capital Equipment	48,513	3.6	42,407	3.4
Chemicals, Plastics, and Rubber	23,822	1.8	28,445	2.3
Construction and Building	9,658	0.7	10,146	0.8
Consumer Goods: Durable	23,059	1.7	22,888	1.9
Consumer Goods: Non-durable	9,661	0.7	9,078	0.7
Containers, Packaging and Glass	23,102	1.7	23,430	1.9
Energy: Electricity	5,489	0.4	—	—
Energy: Oil and Gas	2,597	0.2	2,742	0.2
Environmental Industries	30,203	2.2	29,343	2.4
Healthcare and Pharmaceuticals	122,938	9.1	105,574	8.6
High Tech Industries	136,355	10.1	129,594	10.5
Hotel, Gaming and Leisure	19,605	1.5	18,221	1.5
Investment Funds and Vehicles	40,211	3.0	47,479	3.8
Media: Advertising, Printing and Publishing	33,099	2.5	33,725	2.7
Media: Broadcasting and Subscription	13,220	1.0	13,068	1.1
Media: Diversified and Production	44,521	3.3	25,862	2.1
Metals and Mining	9,980	0.8	9,923	0.8
Services: Business	199,918	14.8	204,822	16.6
Services: Consumer	64,756	4.8	62,441	5.1
Structured Products	33,748	2.5	33,387	2.7
Telecommunications	17,572	1.3	15,795	1.3
Transportation: Cargo	70,410	5.2	63,654	5.2
Transportation: Consumer	1,810	0.1	5,442	0.4
Utilities: Electric	9,834	0.7	7,488	0.6
Total	$1,348,895	100.0%	$1,233,405	100.0%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2023, the Company held a 10.0% partnership interest in Banff. As of September 30, 2023, the cost and fair value of the Company’s investment in Banff was $14.6 million and $15.8 million, respectively. As of December 31, 2022, the cost and fair value of the Company's investment in Banff was $14.6 million and $14.7 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $149.5 million as of September 30, 2023, as compared to $159.5 million as of December 31, 2022. As of September 30, 2023, Banff’s investments had an aggregate cost of $158.6 million, as compared to $167.8 million as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$154,688	98%	$145,596	97%
Subordinated debt and 2nd lien notes	3,914	2	3,932	3
	$158,602	100%	$149,528	100%
December 31, 2022:
Senior debt and 1st lien notes	$163,928	98%	$155,695	98%
Subordinated debt and 2nd lien notes	3,905	2	3,828	2
	$167,833	100%	$159,523	100%
As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 10.5% and 8.9%, respectively.
The industry composition of Banff’s investments at fair value at September 30, 2023 and December 31, 2022, was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Aerospace and Defense	$14,273	9.5%	$14,758	9.3%
Banking, Finance, Insurance and Real Estate	21,998	14.7	21,747	13.6
Beverage, Food and Tobacco	7,137	4.8	5,718	3.6
Chemicals, Plastics, and Rubber	1,269	0.9	1,269	0.8
Construction and Building	1,363	0.9	1,490	0.9
Consumer Goods: Durable	1,728	1.2	1,886	1.2
Consumer Goods: Non-durable	5,865	3.9	5,958	3.7
Containers, Packaging and Glass	6,457	4.3	6,450	4.0
Healthcare and Pharmaceuticals	16,964	11.3	17,003	10.7
High Tech Industries	21,006	14.0	17,086	10.7
Media: Advertising, Printing and Publishing	1,958	1.3	—	—
Media: Diversified and Production	4,208	2.8	2,234	1.4
Services: Business	21,652	14.5	39,363	24.7
Services: Consumer	12,037	8.1	12,272	7.7
Telecommunications	3,105	2.1	3,038	1.9
Transportation: Cargo	8,508	5.7	9,251	5.8
Total	$149,528	100%	$159,523	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at September 30, 2023 and December 31, 2022, was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Australia	$4,269	2.9%	$4,357	2.7%
Belgium	7,137	4.8	5,718	3.6
Canada	2,389	1.6	2,466	1.5
France	33,987	22.7	34,467	21.6
Germany	6,952	4.7	6,980	4.4
Hong Kong	6,116	4.1	6,830	4.3
Netherlands	8,886	5.9	8,619	5.4
New Zealand	2,458	1.6	2,469	1.5
Singapore	3,978	2.7	3,964	2.5
United Kingdom	19,476	13.0	28,634	18.0
USA	53,880	36.0	55,019	34.5
Total	$149,528	100.0%	$159,523	100%
Banff’s credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, initially closed on August 26, 2022 and had approximately $19.1 million and $19.0 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both September 30, 2023 and December 31, 2022, the Company had sold $187.9 million of its investments to Banff. As of both September 30, 2023 and December 31, 2022, the Company did not have any receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2023. As of September 30, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2023, Thompson Rivers declared $8.0 million and $106.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $7.0 million, respectively, of the dividends as a return of capital. For the three and nine months ended September 30, 2022, Thompson Rivers declared $89.1 million and $178.5 million in dividends, respectively, of which $0.9 million and $3.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $5.0 million and $8.6 million, respectively, of the dividends as a return of capital.
As of September 30, 2023, Thompson Rivers had $415.6 million in Ginnie Mae early buyout loans and $13.2 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of September 30, 2023, Thompson Rivers had 2,677 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of September 30, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Federal Housing Administration (“FHA”) loans	$419,651	92%	$384,251	92%
Veterans Affairs (“VA”) loans	34,071	8	31,380	8
	$453,722	100%	$415,631	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91	$811,358	91
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $101.2 million and $224.2 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $195.6 million and $428.0 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $64.1 million and $184.2 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million, respectively, of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $1.7 million of recallable return of capital) as of September 30, 2023. As of September 30, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three months ended September 30, 2023, Waccamaw River did not declare a dividend. For the nine months ended September 30, 2023, Waccamaw River declared $7.3 million in dividends, of which $1.5 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, Waccamaw River declared $2.7 million and $6.6 million in dividends, respectively, of which $0.5 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2023, Waccamaw River had $223.7 million in unsecured consumer loans and $21.2 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of September 30, 2023, Waccamaw River had 23,199 outstanding loans with an average loan size of $10,832, remaining average life to maturity of 41.8 months and weighted average interest rate of 12.7%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $88.3 million and $72.3 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $75.2 million and $44.8 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation	$26,730	$24,250
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings Capital Investment Corporation	$(1,730)	$(1,730)
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings Capital Investment Corporation	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $85.6 million and $78.1 million of total contributed capital by related parties as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of September 30, 2023 and December 31, 2022, $2.3 million and $2.6 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. As of September 30, 2023, the Company had $10.0 million of unfunded preferred equity commitments. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$828,343	Yield Analysis	Market Yield	7.3% – 27.6%	11.6%	Decrease
	92,874	Recent Transaction	Transaction Price	96.1% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	89,518	Yield Analysis	Market Yield	9.0% – 18.9%	13.3%	Decrease
	4,582	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
Equity shares(4)	8,518	Yield Analysis	Market Yield	14.2% – 15.5%	14.9%	Decrease
	159,527	Market Approach	Adjusted EBITDA Multiple	6.5x – 35.0x	11.2x	Increase
	1,247	Market Approach	Revenue Multiple	6.3x – 9.5x	6.7x	Increase
	2,018	Net Asset Approach	Liabilities	$(44,742.4)	$(44,742.4)	Decrease
	1,795	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$209.17	Increase
Equity Warrants	561	Market Approach	Adjusted EBITDA Multiple	6.5x – 14.0x	8.1x	Increase
(1) Excludes investments with an aggregate fair value amounting to $13,323, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $25,072, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $14,520, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $5,982, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,832	$934,540	$976,372
Subordinated debt and 2nd lien notes	—	7,102	119,172	126,274
Structured products	—	11,831	14,520	26,351
Equity shares	39	—	179,087	179,126
Equity warrants	—	—	561	561
Investments subject to leveling	$39	$60,765	$1,247,880	$1,308,684
Investments in joint ventures (1)				40,211
				$1,348,895

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$48,026	$872,193	$920,219
Subordinated debt and 2nd lien notes	—	25,439	97,805	123,244
Structured products	—	14,111	14,210	28,321
Equity shares	32	756	112,878	113,666
Equity warrants	—	—	476	476
Investments subject to leveling	$32	$88,332	$1,097,562	$1,185,926
Investment in joint ventures (1)				$47,479
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	121,288	15,474	—	53,308	—	190,070
Transfers into (out of) Level 3	(2)	19,379	1,767	517	—	21,661
Proceeds from sales of investments	(23,494)	—	—	(94)	—	(23,588)
Loan origination fees received	(2,898)	(48)	—	—	—	(2,946)
Principal repayments received	(37,241)	(16,643)	(1,692)	—	—	(55,576)
Payment-in-kind interest/dividends	2,093	1,883	—	4,344	—	8,320
Accretion of loan premium/discount	286	277	—	—	—	563
Accretion of deferred loan origination revenue	3,215	229	—	—	—	3,444
Realized gain (loss)	(2,045)	(161)	—	(446)	—	(2,652)
Unrealized appreciation (depreciation)	1,145	977	235	8,580	85	11,022
Fair value, end of period	$934,540	$119,172	$14,520	$179,087	$561	$1,247,880

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$—	$718,641
New investments	320,987	36,774	4,520	26,701	2	388,984
Transfers into (out of) Level 3	(5,087)	5,879	9,811	3,518	—	14,121
Proceeds from sales of investments	(74,425)	(2,958)	—	—	—	(77,383)
Loan origination fees received	(7,086)	(698)	—	—	—	(7,784)
Principal repayments received	(42,729)	(449)	(714)	—	—	(43,892)
Payment-in-kind interest/dividends	1,039	931	—	99	—	2,069
Accretion of loan premium/discount	141	81	—	—	—	222
Accretion of deferred loan origination revenue	2,860	154	—	—	—	3,014
Realized gain (loss)	(4,189)	7	—	—	—	(4,182)
Unrealized appreciation (depreciation)	(28,399)	(4,957)	(1,145)	17,215	(2)	(17,288)
Fair value, end of period	$747,401	$111,590	$12,472	$105,059	$—	$976,522
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $6.7 million during the nine months ended September 30, 2023 was related to portfolio company investments that were still held by the Company as of September 30, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $19.8 million during the nine months ended September 30, 2022 was related to portfolio company investments that were still held by the Company as of September 30, 2022.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the nine months ended September 30, 2023, the Company made investments of approximately $141.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2023, the Company made investments of $50.0 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both September 30, 2023 and December 31, 2022, the Company had one investment that was on non-accrual.
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
Fee income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$992	$845	$2,885	$2,333
Management, valuation and other fees	307	304	993	848
Total Recurring Fee Income	1,299	1,149	3,878	3,181
Non-Recurring Fee Income:
Prepayment fees	—	—	213	108
Acceleration of unamortized loan origination fees	116	538	645	804
Advisory, loan amendment and other fees	112	133	343	472
Total Non-Recurring Fee Income	228	671	1,201	1,384
Total Fee Income	$1,527	$1,820	$5,079	$4,565
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements.
Concentration of Credit Risk
As of both September 30, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both September 30, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 5.7% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2023, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of September 30, 2023 the Company held 11 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 56 investments that were denominated in Euros, two investments that were denominated in Swiss francs and 24 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 49 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 24 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2023 and September 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2023, the Company recorded net expenses of $0.1 million and $0.2 million for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2023 and December 31, 2022 was approximately $1,351.0 million and $1,249.1 million, respectively. As of September 30, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $15.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $71.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $56.5 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $15.1 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $56.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $71.3 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLC”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company recorded a net deferred tax liability of $0.5 million and $0.4 million, respectively, pertaining to tax basis differences in the Taxable Subsidiary’s investment in certain partnership interests.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2023	September 30, 2023	December 31, 2022
Credit Facility:
January 15, 2021	April 30, 2026	7.394%	663,303	$581,436
Total Credit Facility			$663,303	$581,436
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			$(170)	$(284)
Total Notes			$99,830	$99,716
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 183.2% as of September 30, 2023.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of September 30, 2023, the Company was in compliance with all covenants of the ING Credit Facility.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023, the Company had U.S. dollar borrowings of $552.0 million under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £33.2 million ($40.5 million U.S. dollars) with an interest rate of 7.368% (one month SONIA of 5.218%), borrowings denominated in Euros of €63.5 million ($67.2 million U.S. dollars) with an interest rate of 5.900% (one month EURIBOR of 3.750%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.5 million U.S. dollars) with an interest rate of 6.463% (one month AUD Screen Rate of 4.313%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2023 and December 31, 2022, the fair values of the borrowings outstanding under the ING Credit Facility were $663.3 million and $581.4 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2023, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of September 30, 2023 and December 31, 2022, the fair values of the February 2027 Notes were $87.7 million and $85.7 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of September 30, 2023 and December 31, 2022:

As of September 30, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$6,263	$4,179	10/10/23	$(139)	Derivative liabilities
Foreign currency forward contract (AUD)	$27,725	A$41,384	10/10/23	1,026	Derivative assets

Foreign currency forward contract (CAD)	$4,276	C$5,631	10/10/23	115	Derivative assets

Foreign currency forward contract (DKK)	146kr.	$22	10/10/23	(1)	Derivative liabilities
Foreign currency forward contract (DKK)	$563	3,801kr.	10/10/23	24	Derivative assets
Foreign currency forward contract (DKK)	$32	221kr.	10/10/23	1	Derivative assets

Foreign currency forward contract (EUR)	€6,000	$6,444	10/10/23	(92)	Derivative liabilities
Foreign currency forward contract (EUR)	$102,385	€92,918	10/10/23	4,018	Derivative assets

Foreign currency forward contract (GBP)	£2,000	$2,497	10/10/23	(54)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,986	£17,245	10/10/23	921	Derivative assets

Foreign currency forward contract (NZD)	$5,983	NZ$9,712	10/10/23	147	Derivative assets

Foreign currency forward contract (NOK)	$1,953	kr20,940	10/10/23	(11)	Derivative liabilities

Foreign currency forward contract (CHF)	$43	39Fr.	10/10/23	1	Derivative assets
Foreign currency forward contract (CHF)	$1,830	1,610Fr.	10/10/23	68	Derivative assets
Total				$6,024

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,294	$26,337	01/09/23	$408	Derivative assets
Foreign currency forward contract (AUD)	A$2,000	$1,374	01/09/23	(12)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,835	A$41,294	01/09/23	(1,272)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,797	A$39,836	04/11/23	(420)	Derivative liabilities

Foreign currency forward contract (CAD)	C$6,033	$4,435	01/09/23	23	Derivative assets
Foreign currency forward contract (CAD)	$4,428	C$6,033	01/09/23	(29)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,301	C$5,844	04/11/23	(22)	Derivative liabilities

Foreign currency forward contract (DKK)	3,720kr.	$531	01/09/23	4	Derivative assets
Foreign currency forward contract (DKK)	$494	3,720kr.	01/09/23	(42)	Derivative liabilities
Foreign currency forward contract (DKK)	$542	3,770kr.	04/11/23	(4)	Derivative liabilities

Foreign currency forward contract (EUR)	€83,782	$88,963	01/09/23	711	Derivative assets
Foreign currency forward contract (EUR)	$82,670	€83,782	01/09/23	(7,005)	Derivative liabilities
Foreign currency forward contract (EUR)	$91,411	€85,552	04/11/23	(734)	Derivative liabilities

Foreign currency forward contract (GBP)	£19,224	$23,352	01/09/23	(132)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,343	£19,224	01/09/23	(1,878)	Derivative liabilities
Foreign currency forward contract (GBP)	$19,375	£16,013	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	01/09/23	53	Derivative assets
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	01/09/23	(33)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	01/09/23	(745)	Derivative liabilities
Foreign currency forward contract (NZD)	$213	NZ$342	01/09/23	(4)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	04/11/23	(54)	Derivative liabilities

Foreign currency forward contract (NOK)	kr19,278	$1,960	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,767	kr18,890	01/09/23	(153)	Derivative liabilities
Foreign currency forward contract (NOK)	$39	kr388	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,970	kr19,301	04/11/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$74	kr725	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	01/09/23	(62)	Derivative liabilities
Foreign currency forward contract (CHF)	$206	200Fr.	01/09/23	(10)	Derivative liabilities
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	04/11/23	(2)	Derivative liabilities
Total				$(11,420)
As of September 30, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $6.0 million and $(11.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of both September 30, 2023 and December 31, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both September 30, 2023 and December 31, 2022, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$207	$461
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	402	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,237	—
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	1,707	—
Americo Chemical Products, LLC(1)(2)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	454	909
Amtech LLC(1)	Revolver	159	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	170	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	636	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,444	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	259	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	84
ASC Communications, LLC(1)	Revolver	659	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	451	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	929	976
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	429	641
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	318	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	964	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	121	122
BrightSign LLC(1)(2)	Revolver	238	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	—	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	472
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	501	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	179	177
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	858	912
DISA Holdings Corp.(1)	Revolver	243	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	675	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,845
Eclipse Business Capital, LLC(1)	Revolver	8,894	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	302	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,013	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	349	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,745	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	77	77

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Faraday(1)(2)(3)	Delayed Draw Term Loan	949
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	240
Finexvet(1)(2)(3)	Delayed Draw Term Loan	623	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	502	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	210	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	3,779
Front Line Power Construction, LLC(1)(2)	Delayed Draw Term Loan	17	—
GB Eagle Buyer, Inc.(1)(2)	Revolver	1,935	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	262	301
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPNZ II GmbH(1)(2)(3)	Term Loan	59	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	115	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	212	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	290	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	95
HEKA Invest(1)(3)	Delayed Draw Term Loan	551	555
HemaSource, Inc.(1)(2)	Revolver	902	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)	Revolver	682	682
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	168	834
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	931	1,235
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	748	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	738	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)	Revolver	621	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	317	428
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,075	1,250
LeadsOnline, LLC(1)(2)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	530
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	104	106
Marshall Excelsior Co.(1)(2)	Revolver	333	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	311
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	369	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	319	335
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	72	—
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	538	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	485	553
Narda Acquisitionco., Inc.(1)	Revolver	684	615
NAW Buyer, LLC(1)	Delayed Draw Term Loan	1,515	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
NAW Buyer, LLC(1)	Revolver	379	—
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	476	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	457	810
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	48	—
NF Holdco, LLC(1)	Revolver	442	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	459	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	685	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	187
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	3,600	3,629
Process Insights Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	623	—
Process Insights Acquisition, Inc.(1)(2)	Revolver	676	—
ProfitOptics, LLC(1)	Revolver	116	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	167	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	721	727
Qualified Industries, LLC(1)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,741	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	910	1,311
R1 Holdings, LLC(1)	Revolver	973	801
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)	Revolver	995	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	—	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	735
Rock Labor, LLC(1)	Revolver	625	—
Rocade Holdings LLC(1)	Preferred Equity	10,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	676	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,451
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	15	2,076
SBP Holdings LP(1)	Delayed Draw Term Loan	394	—
SBP Holdings LP(1)	Revolver	532	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	1,135
Scout Bidco B.V.(1)(2)(3)	Revolver	511	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	673	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	665	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,176
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	2,293	—
SmartShift Group, Inc.(1)(2)	Revolver	1,101	—
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	757	2,255
Solo Buyer, L.P.(1)(2)	Revolver	957	1,197

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	938	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	1,423	1,683
Superjet Buyer, LLC(1)	Revolver	1,095	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	199
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	617	—
Tank Holding Corp(1)(2)	Revolver	142	545
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,104	1,088
Techone B.V.(1)(2)(3)	Revolver	90	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413
Trader Corporation(1)(6)	Revolver	173	173
Trintech, Inc.(1)(2)	Revolver	255	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	79	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	655	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	459	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	1,060
Waccamaw River(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)(2)	Delayed Draw Term Loan	1,250	—
Whitcraft Holdings, Inc.(1)	Revolver	943	—
Woodland Foods, LLC(1)(2)	Line of Credit	475	213
WWEC Holdings III Corp(1)	Delayed Draw Term Loan	1,165	1,165
WWEC Holdings III Corp(1)	Revolver	792	512
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,975	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	676
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	1,466	—
ZB Holdco LLC(1)(2)	Revolver	406	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,277	1,258
Total unused commitments to extend financing		$136,787	$143,252
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value at beginning of period	$21.66	$22.43
Net investment income (1)	2.10	1.72
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.80)	0.18
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	1.08	(0.51)
Total increase from investment operations (1)	2.38	1.39
Dividends paid to stockholders from net investment income	(1.82)	(1.49)
Dividends paid to stockholders from short-term realized gains	(0.03)	(0.07)
Total dividends declared	(1.85)	(1.56)
Loss on extinguishment of debt (1)	—	(0.01)
Net asset value at end of period	$22.19	$22.25
Shares outstanding at end of period	28,885,591	27,496,359
Net assets at end of period	$640,994	$611,684
Average net assets	$622,039	$569,537
Ratio of total expenses to average net assets (annualized) (2)	10.82%	5.93%
Ratio of net investment income to average net assets (annualized) (2)	12.67%	10.18%
Portfolio turnover ratio (annualized)	7.60%	16.34%
Total return (3)	11.36%	6.26%
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
9. SUBSEQUENT EVENTS
On November 9, 2023, the Board declared a quarterly dividend of $0.63 per share payable on December 13, 2023 to holders of record as of November 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.9% and 10.0%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.8% and 9.8% as of September 30, 2023 and December 31, 2022, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $270.0 billion Global Fixed Income Platform (as of September 30, 2023) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of September 30, 2023, BIIL had approximately £14.4 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of September 30, 2023) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,348.9 million as of September 30, 2023, as compared to $1,233.4 million as of December 31, 2022. As of September 30, 2023, we had investments in 247 portfolio companies with an aggregate cost of $1,363.4 million. As of December 31, 2022, we had investments in 228 portfolio companies with an aggregate cost of $1,261.6 million. As of both September 30, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$1,003,090	74%	$976,372	73%
Subordinated debt and 2nd lien notes	128,996	9	126,274	9
Structured products	29,921	2	26,351	2
Equity shares	149,908	11	179,126	13
Equity warrants	70	—	561	—
Investments in joint ventures	51,453	4	40,211	3
	$1,363,438	100%	$1,348,895	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75
Subordinated debt and 2nd lien notes	127,970	10	123,244	10
Structured products	32,015	3	28,321	2
Equity shares	94,592	8	113,666	9
Equity warrants	70	—	476	—
Investments in joint ventures	55,971	4	47,479	4
	$1,261,603	100%	$1,233,405	100%
Investment Activity
During the nine months ended September 30, 2023, we made 23 new investments totaling $81.2 million, made investments in existing portfolio companies totaling $62.4 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had four loans repaid at par totaling $21.8 million and received $37.0 million of portfolio company principal payments, recognizing a loss on these repayments of $0.9 million. We received $7.0 million of return of capital from one of our joint ventures. We received sales proceeds of $23.8 million, recognizing a net realized loss on these transactions of $3.7 million. In addition, two of our debt investments was restructured, which resulted in a loss of $2.9 million. Lastly, we received proceeds related to the sale of an equity investment totaling $0.2 million and recognized a net realized loss on the sale totaling $2.8 million.
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

Total portfolio investment activity for the nine months ended September 30, 2023 and 2022 was as follows:

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	125,468	15,473	—	53,857	—	2,480	197,278
Proceeds from sales of investments/return of capital	(30,089)	—	(1,272)	(94)	—	(6,998)	(38,453)
Loan origination fees received	(2,897)	(48)	—	—	—	—	(2,945)
Principal repayments received	(40,111)	(16,644)	(833)	—	—	—	(57,588)
Payment-in-kind interest/dividends	3,310	1,883	—	4,344	—	—	9,537
Accretion of loan premium/discount	501	312	11	—	—	—	824
Accretion of deferred loan origination revenue	3,300	230	—	—	—	—	3,530
Realized gain (loss)	(7,396)	(161)	—	(2,791)	—	—	(10,348)
Unrealized appreciation (depreciation)	4,067	1,985	124	10,144	85	(2,750)	13,655
Fair value, end of period	$976,372	$126,274	$26,351	$179,126	$561	$40,211	$1,348,895

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	357,690	36,774	4,520	31,648	2	10,832	441,466
Proceeds from sales of investments/return of capital	(92,496)	(2,958)	(2,792)	—	—	(8,598)	(106,844)
Loan origination fees received	(7,086)	(698)	—	—	—	—	(7,784)
Principal repayments received	(48,630)	(449)	(1,771)	—	—	—	(50,850)
Payment-in-kind interest/dividends	2,000	931	—	100	—	—	3,031
Accretion of loan premium/discount	1,051	131	10	—	—	—	1,192
Accretion of deferred loan origination revenue	2,983	154	—	—	—	—	3,137
Realized gain (loss)	(5,196)	7	—	—	—	—	(5,189)
Unrealized appreciation (depreciation)	(34,109)	(5,390)	(3,991)	14,850	(137)	(8,573)	(37,350)
Fair value, end of period	$797,135	$120,799	$26,876	$106,199	$28	$54,914	$1,105,951
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $13.5 million, which comprised 1.0% of the total fair value our portfolio, and the cost of which was $17.4 million, which comprised 1.3% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with investments on non-accrual, the fair value of which was $6.5 million, which comprised 0.5% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.4% of the total cost of our portfolio.
A summary of our non-accrual asset as of September 30, 2023 is provided below.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Core Scientific was $17.4 million and the fair value of such investment was $13.5 million.

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$37,314	$26,431	$109,601	$68,827
Total operating expenses	17,750	11,095	50,257	25,219
Net investment income before taxes	19,564	15,336	59,344	43,608
Income taxes, including excise tax expense	62	(62)	216	(62)
Net investment income after taxes	19,502	15,398	59,128	43,670
Net realized gains (losses)	(8,229)	2,261	(22,522)	4,713
Net unrealized appreciation (depreciation)	12,807	(2,516)	30,518	(13,093)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	4,578	(255)	7,996	(8,380)
Loss on extinguishment of debt	—	—	—	(181)
Net increase in net assets resulting from operations	$24,080	$15,143	$67,124	$35,109
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income	$30,199	$20,138	$86,885	$51,266
Dividend income	3,542	3,398	11,807	10,061
Fee and other income	1,527	1,820	5,079	4,565
Payment-in-kind interest income	2,015	1,071	5,775	2,931
Interest income from cash	31	4	55	4
Total investment income	$37,314	$26,431	$109,601	$68,827
The change in total investment income for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio and increased payment-in-kind (“PIK”) interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.9% as of September 30, 2023, as compared to 8.6% as of September 30, 2022. The amount of our outstanding debt investments was $1,173.7 million as of September 30, 2023, as compared to $974.0 million as of September 30, 2022. The increase in the average size of our portfolio was largely due to net additions in middle-market and special situation investments. For the three and nine months ended September 30, 2023, dividends from portfolio companies and joint venture investments were $3.5 million and $11.8 million, respectively, as compared to $3.4 million and $10.1 million, respectively, for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, PIK interest income was $2.0 million and $5.8 million, respectively, as compared to $1.1 million and $2.9 million, respectively, for the three and nine months ended September 30, 2022.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
Interest and other financing fees	$13,610	$7,630	$37,765	$16,435
Base management fee	510	428	1,501	1,192
Incentive fee	2,795	2,154	8,478	4,889
Professional fees	264	239	710	721
Directors fees	60	60	180	195
Custody and administrative fees	188	177	549	528
Other general and administrative expenses	323	407	1,074	1,259
Total operating expenses	$17,750	$11,095	$50,257	$25,219
Interest and Other Financing Fees
Interest and other financing fees during both the three and nine months ended September 30, 2023 and 2022 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, was primarily attributable to increased borrowings under the ING Credit Facility and an increase in the weighted average interest rate on the ING Credit Facility. The weighted average interest on the ING Credit Facility was 7.4% as of September 30, 2023, as compared to 4.9% as of September 30, 2022.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis (the “Base Management Fee”). The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2023, the amount of Base Management Fees incurred were $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2022, the amount of Base Management Fees incurred were $0.4 million and $1.2 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an Income-Based Fee based on pre-incentive fee net investment income and (ii) a Capital Gains Fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains. The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2023, the amount of Income-Based Fees incurred were $2.8 million and $8.5 million, respectively, as compared to $2.2 million and $6.1 million for the three and nine months ended September 30, 2022. The increase in the Income-Based Fees for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, relates predominately to an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $22.4 million as of September 30, 2023, as compared to $17.5 million as of September 30, 2022.
For the three and nine months ended September 30, 2023, we did not accrue any Capital Gains Fee. For the three and nine months ended September 30, 2022 we reduced the Capital Gains Fee accrual by $31.9 thousand and $1.2 million, respectively. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $1.0 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include D&O insurance costs and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(8,107)	$(3,591)	$(10,348)	$(5,228)
Affiliate investments	—	—	—	39
Net realized gains (losses) on investments	(8,107)	(3,591)	(10,348)	(5,189)
Foreign currency transactions	51	$(412)	531	3,454
Forward currency contracts	(173)	6,264	(12,705)	6,448
Net realized gains (losses)	$(8,229)	$2,261	$(22,522)	$4,713
During the three months ended September 30, 2023, we recognized net realized losses totaling $8.2 million, which consisted primarily of a net loss on our loan portfolio of $8.1 million and a net loss on forward currency contracts of $0.2 million, partially offset by a net gain on foreign currency transactions of $0.1 million. During the nine months ended September 30, 2023, we recognized net realized losses totaling $22.5 million, which consisted primarily of a net loss on our loan portfolio of $10.3 million and a net loss on forward currency contracts of $12.7 million, partially offset by a net gain on foreign currency transactions of $0.5 million.
During the three months ended September 30, 2022, we recognized net realized gains totaling $2.3 million, which consisted primarily of a net gain on forward currency contracts of $6.3 million, partially offset by a net loss on our loan portfolio of $3.6 million and a net loss on foreign currency transactions of $0.4 million. For the nine months ended September 30, 2022, we recognized net realized gains totaling $4.7 million, which consisted primarily of a net gain on foreign currency transactions of $3.5 million and a net gain on forward currency contracts of $6.4 million, partially offset by a net loss on our loan portfolio of $5.2 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$4,473	$(15,518)	$10,196	$(45,636)
Affiliate investments	(495)	2,863	3,359	8,075
Net unrealized appreciation (depreciation) on investments	3,978	(12,655)	13,555	(37,561)
Foreign currency transactions	3,266	6,890	(481)	14,547
Forward currency contracts	5,563	3,249	17,444	9,921
Net unrealized appreciation (depreciation)	$12,807	$(2,516)	$30,518	$(13,093)
During the three months ended September 30, 2023, we recorded net unrealized appreciation totaling $12.8 million, consisting of net unrealized appreciation related to forward currency contracts of $5.6 million, net unrealized appreciation reclassification adjustments of $5.4 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $3.3 million, partially offset by net unrealized depreciation on our current portfolio of $1.5 million. The net unrealized depreciation on our current portfolio of $1.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $8.3 million, partially offset by broad market moves for investments of $3.7 million and the credit or fundamental performance of investments of $3.1 million.
During the nine months ended September 30, 2023, we recorded net unrealized appreciation totaling $30.5 million, consisting of net unrealized appreciation related to forward currency contracts of $17.4 million, net unrealized appreciation reclassification adjustments of $7.8 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation on our current portfolio of $5.9 million, partially offset by net unrealized depreciation related to foreign currency transactions of $0.5 million and $0.1 million of deferred taxes. The net unrealized appreciation on our current portfolio of $5.9 million was driven primarily by the credit or fundamental performance of investments of $6.6 million and broad market moves for investments of $2.1 million, partially offset by the impact of foreign currency exchange rates on investments of $2.8 million.
During the three months ended September 30, 2022, we recorded net unrealized depreciation totaling $2.5 million, consisting of net unrealized depreciation on our current portfolio of $16.9 million, partially offset by net unrealized appreciation related to foreign currency transactions of $6.9 million, net unrealized appreciation related to forward currency contracts of $3.2 million and net unrealized appreciation reclassification adjustments of $4.2 million related to realized gains and losses recognized during the year. The net unrealized depreciation on our current portfolio of $16.9 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.3 million and broad market moves for investments of $8.0 million, partially offset by the credit or fundamental performance of investments of $5.4 million.
During the nine months ended September 30, 2022, we recorded net unrealized depreciation totaling $13.1 million, consisting of net unrealized depreciation on our current portfolio of $40.7 million and deferred tax liability of $0.2 million, partially offset by net unrealized appreciation related to foreign currency transactions of $14.5 million, net unrealized appreciation related to forward currency contracts of $9.9 million and net unrealized appreciation reclassification adjustments of $3.4 million related to realized gains and losses recognized during the year. The net unrealized depreciation on our current portfolio of $40.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $31.0 million and broad market moves for investments of $28.2 million, partially offset by the credit or fundamental performance of investments of $18.5 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 183.2% as of September 30, 2023.
Cash Flows
For the nine months ended September 30, 2023, we experienced a net decrease in cash in the amount of $31.4 million. During that period, our operating activities used $85.2 million in cash, consisting primarily of purchases of portfolio investments of $214.8 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $96.5 million. In addition, our financing activities provided $53.8 million of cash, consisting primarily of net borrowings under the ING Credit Facility totaling $82.0 million, partially offset by dividends paid in the amount of $28.2 million. As of September 30, 2023, we had $29.4 million of cash on hand, including foreign currencies.
For the nine months ended September 30, 2022, we experienced a net increase in cash in the amount of $80.0 million. During that period, our operating activities used $244.0 million in cash, consisting primarily of purchases of portfolio investments of $442.1 million, partially offset by proceeds from sales of portfolio investments totaling $160.2 million. In addition, our financing activities provided $324.0 million of cash, consisting primarily of net proceeds from the issuance of the February 2027 Notes of $99.9 million, net borrowings under the ING Credit Facility totaling $199.6 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility totaling $66.4 million and dividends paid in the amount of $22.1 million. As of September 30, 2022, we had $125.0 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of September 30, 2023, we were in compliance with all covenants of the ING Credit Facility.
We, one of our subsidiaries, BCIC Holdings, Inc., ING, as administrative agent, the financing agents and designated indebtedness holders that become parties thereto and ING, as collateral agent, also entered into a guarantee, pledge and security agreement, dated as of January 15, 2021, pursuant to which our obligations under the ING Credit Facility are secured by a first-

priority security interest (subject to certain exceptions) in substantially all of our and our subsidiary guarantors’ present and future property and assets.
As of September 30, 2023, we had U.S. dollar borrowings of $552.0 million under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £33.2 million ($40.5 million U.S. dollars) with an interest rate of 7.368% (one month SONIA of 5.218%), borrowings denominated in Euros of €63.5 million ($67.2 million U.S. dollars) with an interest rate of 5.900% (one month EURIBOR of 3.750%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.5 million U.S. dollars) with an interest rate of 6.463% (one month AUD Screen Rate of 4.313%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2023, we were in compliance with all covenants under the February 2022 NPA.
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
Recent Developments
Subsequent to September 30, 2023, we made approximately $19.1 million of new commitments, of which $16.8 million closed and funded. The $16.8 million of investments consists of $16.0 million of first lien senior secured debt investments, $0.7 million of subordinated debt investments and $0.1 million of equity investments. The weighted average yield of the debt investments was 11.5%. In addition, we funded $5.1 million of previously committed delayed draw term loans.
On November 9, 2023, the Board declared a quarterly dividend of $0.63 per share payable on December 13, 2023 to holders of record as of November 29, 2023.
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

Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our net asset value (“NAV”) is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of September 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 210% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
Valuation of Investments in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$992	$845	$2,885	$2,333
Management, valuation and other fees	307	304	993	848
Total Recurring Fee Income	1,299	1,149	3,878	3,181
Non-Recurring Fee Income:
Prepayment fees	—	—	213	108
Acceleration of unamortized loan origination fees	116	538	645	804
Advisory, loan amendment and other fees	112	133	343	472
Total Non-Recurring Fee Income	228	671	1,201	1,384
Total Fee Income	$1,527	$1,820	$5,079	$4,565
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$207	$461
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	402	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,237	—
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	1,707	—
Americo Chemical Products, LLC(1)(2)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	454	909
Amtech LLC(1)	Revolver	159	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	170	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	636	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,444	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	259	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	84
ASC Communications, LLC(1)	Revolver	659	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	451	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	929	976
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	429	641
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Bariacum S.A(1)(2)(3)	Acquisition Facility	318	640
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	964	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	121	122
BrightSign LLC(1)(2)	Revolver	238	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	—	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	472
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	501	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	179	177
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	858	912
DISA Holdings Corp.(1)	Revolver	243	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	675	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	1,845	1,845

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Eclipse Business Capital, LLC(1)	Revolver	8,894	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	3,532	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	302	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	187
eShipping, LLC(1)	Delayed Draw Term Loan	1,013	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	349	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,745	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	77	77
Faraday(1)(2)(3)	Delayed Draw Term Loan	949
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	240
Finexvet(1)(2)(3)	Delayed Draw Term Loan	623	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	502	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	210	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	3,779
Front Line Power Construction, LLC(1)(2)	Delayed Draw Term Loan	17	—
GB Eagle Buyer, Inc.(1)(2)	Revolver	1,935	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	262	301
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPNZ II GmbH(1)(2)(3)	Term Loan	59	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	115	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	212	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	290	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	95
HEKA Invest(1)(3)	Delayed Draw Term Loan	551	555
HemaSource, Inc.(1)(2)	Revolver	902	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)	Revolver	682	682
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	168	834
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	931	1,235
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	748	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	738	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)	Revolver	621	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	317	428
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,075	1,250
LeadsOnline, LLC(1)(2)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	530

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	104	106
Marshall Excelsior Co.(1)(2)	Revolver	333	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	311
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	369	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	319	335
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	72	—
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	538	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	485	553
Narda Acquisitionco., Inc.(1)	Revolver	684	615
NAW Buyer, LLC(1)	Delayed Draw Term Loan	1,515	—
NAW Buyer, LLC(1)	Revolver	379	—
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	476	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	457	810
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	48	—
NF Holdco, LLC(1)	Revolver	442	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	459	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	685	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	187
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	3,600	3,629
Process Insights Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	623	—
Process Insights Acquisition, Inc.(1)(2)	Revolver	676	—
ProfitOptics, LLC(1)	Revolver	116	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	167	210
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	721	727
Qualified Industries, LLC(1)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,741	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	910	1,311
R1 Holdings, LLC(1)	Revolver	973	801
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)	Revolver	995	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	—	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	735
Rock Labor, LLC(1)	Revolver	625	—
Rocade Holdings LLC(1)	Preferred Equity	10,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	676	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,451
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	15	2,076
SBP Holdings LP(1)	Delayed Draw Term Loan	394	—
SBP Holdings LP(1)	Revolver	532	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	1,135
Scout Bidco B.V.(1)(2)(3)	Revolver	511	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	673	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	665	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,176
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	2,293	—
SmartShift Group, Inc.(1)(2)	Revolver	1,101	—
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	757	2,255
Solo Buyer, L.P.(1)(2)	Revolver	957	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	938	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	1,423	1,683
Superjet Buyer, LLC(1)	Revolver	1,095	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,142	1,142
Syntax Systems Ltd(1)(2)	Revolver	199	199
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	617	—
Tank Holding Corp(1)(2)	Revolver	142	545
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,104	1,088
Techone B.V.(1)(2)(3)	Revolver	90	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,707	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413
Trader Corporation(1)(6)	Revolver	173	173
Trintech, Inc.(1)(2)	Revolver	255	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
Union Bidco Limited(1)(2)(4)	Acquisition Facility	79	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	655	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	459	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	1,060
Waccamaw River(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)(2)	Delayed Draw Term Loan	1,250	—
Whitcraft Holdings, Inc.(1)	Revolver	943	—
Woodland Foods, LLC(1)(2)	Line of Credit	475	213
WWEC Holdings III Corp(1)	Delayed Draw Term Loan	1,165	1,165
WWEC Holdings III Corp(1)	Revolver	792	512
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,975	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	676
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	1,466	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
ZB Holdco LLC(1)(2)	Revolver	406	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,277	1,258
Total unused commitments to extend financing		$136,787	$143,252
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, CDOR, SARON, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2023, we were not a party to any interest rate hedging arrangements.
As of the end of June 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Our loan agreements with our portfolio companies that referenced LIBOR included fallback language in the event that LIBOR was discontinued, became unrepresentative or in the event that the method for determining LIBOR has changed. As a result of this language or through other bi-lateral amendments, all of these loan agreements have transitioned to an alternative reference rate.
The transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
The U.S. Federal Reserve is currently embarking on a campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the United States into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2023, approximately $1,044.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our September 30, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,329	$19,899	$11,430
Up 200 basis points	20,886	13,266	7,620
Up 100 basis points	10,443	6,633	3,810
Down 25 basis points	(2,611)	(1,658)	(953)
Down 50 basis points	(5,222)	(3,317)	(1,905)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of September 30, 2023, we had U.S. dollar borrowings of $552.0 million outstanding under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £33.2 million ($40.5 million U.S. dollars) with an interest rate of 7.368% (one month SONIA of 5.218%), borrowings denominated in Euros of €63.5 million ($67.2 million U.S. dollars) with an interest rate of 5.900% (one month EURIBOR of 3.750%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.5 million U.S. dollars) with an interest rate of 6.463% (one month AUD Screen Rate of 4.313%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of an Officer
On November 9, 2023, the Board appointed Michael A. DeSieno as Chief Accounting Officer of the Company, effective immediately.
Mr. DeSieno, 37, also serves as Chief Accounting Officer of each of Barings BDC, Inc. and Barings Private Credit Corporation. Mr. DeSieno previously served as Senior Director, Head of U.S. Accounting and Financial Reporting for Barings LLC. Prior to joining Barings in 2017, Mr. DeSieno held SEC Reporting roles with MSC Industrial Direct Co., Inc. and Hilton Worldwide. Mr. DeSieno began his career as an auditor with Cherry Bekaert. Mr. DeSieno is a graduate of James Madison University where he obtained a BBA degree in Accounting and a Master of Sciences in Accounting degree. He is also a Virginia Certified Public Accountant.

There is no arrangement or understanding between Mr. DeSieno and any other person pursuant to which he was appointed as Chief Accounting Officer. Further, with regard to Mr. DeSieno, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	November 9, 2023	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 9, 2023	/s/ Michael A. DeSieno
Michael A. DeSieno
Chief Accounting Officer
(Principal Accounting Officer)