Form 10-K
period 2023-12-31
Barings Capital Investment Corp
filed 2024-02-22
CIK 1811972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	☑	Smaller reporting company	☐
				Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2023, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 22, 2024 was 29,270,679.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
Auditor ID: 185        Auditor Name: KPMG LLP    Auditor Location: Charlotte, North Carolina

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas.
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
On July 13, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to subscription agreements with investors (each, a “Subscription Agreement”) and have held additional private placement closings thereafter. See “The Private Offering” below for more information. As of December 31, 2022 and 2021, the Company had accepted $568.7 million and $568.5 million in aggregate capital commitments from investors, respectively. As of December 31, 2023, all commitments have been fully funded.
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
We are a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g. private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Barings’ existing SEC co-investment exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder, granted on October 19, 2017 (the “Exemptive Relief”), permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us.
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
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured
Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. As a BDC, at least 70% of our assets must be “qualifying assets” (measured at the time of investment), which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and such BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, we will be permitted to and may invest up to 30% of our total assets opportunistically in “non-qualifying assets.” See “Item 1. Business — Regulation as a Business Development Company.” These opportunistic investments in non-qualifying assets may include but may not be limited to assets from the following asset classes: European Direct Lending, Structured Credit, Private Asset-Back Securities, High-Yield Investments, Special Situations, Real Estate Debt and/or Mortgage Securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $301.1 billion Global Fixed Income Platform (as of December 31, 2023) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2023, BIIL had approximately £15.2 billion in assets under management.
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

Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 48 investment professionals (as of December 31, 2023) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2023 Barings GPFG has over 95 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
Investments
Debt Investments
The terms of our directly originated debt investments in middle market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum.
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
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-

party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the investment committee is present is required to approve all investments in new middle-market portfolio companies.
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings' pricing committee.
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
Valuation of Investments in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the net asset value (“NAV”) of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Quarterly Net Asset Value Determination
We determine the NAV per share of our common stock on at least a quarterly basis. The NAV per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Exit Strategies/Refinancing
While we generally exit most investments through the refinancing or repayment of our debt, we typically assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of these exit strategies.
Competition
We compete for investments with a number of investment funds including public funds, private debt funds and private equity funds, other BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Some of these entities have greater financial and managerial resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
The Private Offering
We sold shares of our common stock in private placements to investors in reliance on exemptions from the registration requirements of the Securities Act. Investors who acquired shares of our common stock were required to enter into separate Subscription Agreements. Each investor made a capital commitment to purchase shares of our common stock pursuant to a Subscription Agreement. Investors were required to make capital contributions to purchase shares of our common stock each time we delivered a drawdown notice, which was delivered at least 10 calendar days prior to each required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases were generally made pro rata, in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including a committee thereof). The Board or a committee thereof was required to make the determination that we were not selling shares of our common stock at a price below the then-current NAV of our common stock at the time at which the sale is made. The Board could set the per-share price above the NAV per share based on a variety of factors, including, without limitation, the total amount of our organizational and other expenses. Upon the termination of the period (the “Commitment Period”) ending on the earlier to occur of (i) a Liquidity Event (as defined below) and (ii) the seven-year anniversary of the initial closing of shares of common stock, which occurred on July 13, 2020, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions contained herein and in the Subscription Agreement. Prior to a Liquidity Event, no investor who purchased shares of our common stock in our private offerings of common stock will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law. If a Liquidity Event has not occurred by the expiration of the Commitment Period, the Board will use its best efforts to wind down and/or liquidate and dissolve the Company. A “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, including an affiliated BDC), such as a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities). The decision whether to pursue a Liquidity Event will be made at the discretion of the Board and with the requisite approval of our stockholders as required by Maryland law.

Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the fiscal years ended December 31, 2021, December 31, 2022 and December 31, 2023 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to “opt-out” and receive such distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.
No action is required on the part of a registered stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying our investor relations department to request a change form, as described below. Such change form must be received by State Street Bank and Trust Company, the “Plan Administrator” and our transfer agent and registrar, no later than 10 business days prior to the distribution date fixed by the Board for such dividend. If such change form is received less than 10 business days prior to the distribution date fixed by the Board, then that dividend will be reinvested pursuant to the terms of the plan. The Plan Administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election so long as their broker or other financial intermediary notifies the Plan Administrator of the same by submitting the change form.
The number of shares to be issued to a stockholder under the DRIP will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the NAV per share of our common stock, as of the last day of our fiscal quarter immediately preceding the date such distribution was declared.
There will be no charges to stockholders who participate in the DRIP. We will pay the Plan Administrator’s fees under the DRIP.
Common stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are common stockholders who elect to receive their dividends in cash. However, since a participating stockholder’s cash dividends will be reinvested, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account. Stock received in a dividend may generate a wash sale if a common stockholder sold our stock at a realized loss within 30 days either before or after such dividend.
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
• “Floating Rate” means, initially, the three-month London Interbank Offered Rate (“LIBOR”); provided that if a Floating Rate Transition Event and its related Floating Rate Replacement Date have occurred with respect to LIBOR, then “Floating Rate” means the Replacement Rate. In the event that the Floating Rate is a negative value, then the Floating Rate shall be zero. Beginning with the quarter ended June 30, 2023, the Floating Rate means the Replacement Rate following the occurrence of a Floating Rate Transition Event and its related Floating Rate Replacement Date.
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
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
Duration and Termination of Advisory Agreement
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), for an additional one-year term and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of our outstanding voting securities or (ii) by the vote of our Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
Board Approval of Advisory Agreement
Our Board initially unanimously approved the Advisory Agreement on June 24, 2020 and most recently re-approved the Advisory Agreement on May 4, 2023. In determining to approve the Advisory Agreement, the Board requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Adviser, the costs of providing services to us, the profitability of the relationship between us and the Adviser, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, the Board, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Advisory Agreement as being in the best interests of our stockholders.
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
•all other non-investment advisory expenses incurred by the Company or Barings in connection with administering the Company’s business (including payments under the Administration Agreement (as defined below) based upon the Company’s allocable portion of Barings’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs); and
•all other expenses of the Company’s operations and transactions, including those listed in the Advisory Agreement.
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
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by our board of directors, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our board of directors, or by Barings, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2022 and 2023 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have one wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate level U.S. federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in our Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in our Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheet.
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

Co-Investment Exemptive Relief
As a BDC, we are required to comply with certain regulatory requirements. For example, we generally are not permitted to make loans to companies controlled by Barings or other funds managed by Barings. We are also not permitted to make any co-investments with Barings or its affiliates (including any fund managed by Barings or an investment adviser controlling, controlled by or under common control with Barings) without exemptive relief from the SEC, subject to certain exceptions. The co-investment exemptive relief (the “Co-Investment Exemptive Relief”) that the SEC has granted to Barings permits certain present and future funds, including us, advised by Barings (or an investment adviser controlling, controlled by or under common control with Barings) to co-invest in suitable negotiated investments. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
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
Code of Business Conduct and Ethics
We and Barings have adopted a code of ethics (the “Global Code of Ethics Policy”), and corporate governance guidelines, which collectively covers ethics and business conduct. These documents apply to our and Barings’ directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Global Code of Ethics Policy and corporate governance guidelines may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We will report any amendments to or waivers of a required provision of our Global Code of Ethics Policy under cover of a Current Report on Form 8-K.
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

Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ existing Co-Investment Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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
•pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
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
Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2020. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” and “Regulation of Business Development Companies — Senior Securities” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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

Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See “Risk Factors — Risk Relating to Our Business and Structure — We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business” included in Item 1A of Part I this Annual Report on Form 10-K.
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if such stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption.
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

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, could decline, and you may lose all or part of your investment.
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
We depend upon Barings’ and its affiliates’ relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Barings or its affiliates fail to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Barings have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
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
Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Adviser conducts the valuation of such investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of Barings. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Adviser’s fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the NAV understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and some have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
As of February 22, 2024, MassMutual owns approximately 20.8% of our outstanding common stock. Barings, a wholly-owned indirect subsidiary of MassMutual, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as MassMutual may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings, its investment committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
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
More specifically, joint ventures involve a third party that has approval rights over certain activities of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowings by the joint venture is not included when calculating our total borrowings and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in U.S. GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
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
Pursuant to the Advisory Agreement, the income-based fee is payable only if the hurdle rate is achieved. The hurdle rate is based on SOFR plus a spread adjustment. It may become easier for the hurdle rate to be achieved during periods when the spread adjustment is lower and may result in increased income-based fee payments by the Company to the Adviser than in prior periods.
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
There can be no guarantee that we will be able to renew, extend, replace or expand our current borrowing arrangements on terms that are favorable to us, if at all. Our ability to obtain replacement financing will be constrained by then-current economic conditions affecting the credit markets. Our inability to renew, extend, replace or expand these borrowing arrangements could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
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
As of the end of June 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
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
Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
As part of our business strategy, we borrow under financing agreements with certain banks and issue debt securities, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. Our obligations under these arrangements are or may be secured by a material portion of our assets. As a result, these lenders are or may have claims that are superior to the claims of our common stockholders, and have or may have fixed-dollar claims on our assets that are superior to the claims of our stockholders. Also, if the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2023 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2023, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023(1)	(29.7)%	(18.9)%	(8.0)%	2.8%	13.7%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2023(2)	(44.4)%	(29.2)%	(14.1)%	1.1%	16.2%
(1) Assumes $1,414.8 million in total assets, $744.8 million in debt outstanding, $652.0 million in net assets and an average cost of funds of 7.045%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023. The assumed amount of debt outstanding for this example includes $644.5 million under our senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”) as of December 31, 2023, $100.0 million under our senior unsecured notes due February 22, 2027 (the “February 2027 Notes”) and assumed additional borrowings of $0.3 million to settle our payable from unsettled transactions as of December 31, 2023.
(2) Assumes $1,974.4 million in total assets, $1,304.0 million in debt outstanding and $652.0 million in net assets as of December 31, 2023, and an average cost of funds of 7.045%, which was the weighted average borrowing cost of our borrowings at December 31, 2023.
Based on our total outstanding indebtedness of $744.5 million as of December 31, 2023, assumed additional borrowings of $0.3 million to settle our payable from unsettled transactions as of December 31, 2023 and an average cost of funds of 7.045%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023, our investment portfolio must experience an annual return of at least 3.71% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,304.6 million calculated assuming a 150% asset coverage ratio as of December 31, 2023 and an average cost of funds of 7.045%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023, our investment portfolio must experience an annual return of at least 4.65% to cover annual interest payments on our outstanding indebtedness.
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
The Board has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from our private offerings of common stock and any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
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
Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.
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
While we expect to be able to borrow and to issue debt and additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our NAV could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below our then-current NAV per share without stockholder approval.
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
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and original issue discount on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since shares of our common stock are subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
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
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A resurgence of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board, which has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.
The Adviser conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate a valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or the industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financing agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
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
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default;(iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our NAV may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors.
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
The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
The extent to which COVID-19 and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives.

Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we, our Investment Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Investment Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.
Board Oversight of Security Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO and the Chief Information Security Officer of the Adviser (“CISO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, and the CISO of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO and the Adviser’s CCO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 1 year and has worked in the regulatory and financial services industry for over 30 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
Holders
As of February 22, 2024, there were 473 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.42	98%	$2.10	100%
Distribution of realized gains	0.06	2	—	—
Total reported on IRS Form 1099-DIV	$2.48	100%	$2.10	100%
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

Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Distribution Policy
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income, as determined by the Board in its discretion.
We have elected to be treated, and intend to qualify annually, as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify and maintain our tax treatment as a RIC, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements to any debt we may issue in the future.
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
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2023.
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
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced operations and made our first portfolio company investment. We are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement (“Advisory Agreement”) and an administration agreement (“Administration Agreement”).
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
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or an applicable successor rate) plus 475 basis points and SOFR plus 675 basis points per annum.

As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.9% and 10.0%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.7% and 9.8% as of December 31, 2023 and December 31, 2022, respectively.
Portfolio Composition
The total value of our investment portfolio was $1,349.1 million as of December 31, 2023, as compared to $1,233.4 million as of December 31, 2022. As of December 31, 2023 we had investments in 256 portfolio companies with an aggregate cost of $1,352.1 million. As of December 31, 2022, we had investments in 228 portfolio companies with an aggregate cost of $1,261.6 million. As of both December 31, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8
Structured products	29,479	2	26,173	2
Equity shares	162,731	12	192,641	14
Equity warrants	2	—	1,043	—
Investments in joint ventures	51,123	4	37,212	3
	$1,352,116	100%	$1,349,121	100%
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	75%
Subordinated debt and 2nd lien notes	127,970	10	123,244	10
Structured products	32,015	3	28,321	2
Equity shares	94,592	8	113,666	9
Equity warrants	70	—	476	—
Investments in joint ventures	55,971	4	47,479	4
	$1,261,603	100%	$1,233,405	100%
Investment Activity
During the year ended December 31, 2023, we made new investments totaling $99.2 million, made investments in existing portfolio companies totaling $91.7 million, made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a $50.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had nine loans repaid at par totaling $61.3 million and received $90.2 million of portfolio company principal payments and sales proceeds, recognizing a loss on these repayments of $5.6 million. We received $7.3 million of return of capital from one of our joint ventures. In addition, four of our debt investments were restructured, which resulted in a loss of $2.7 million. Lastly, we received proceeds related to the sale of equity investments totaling $0.8 million and recognized a net realized loss on the sale totaling $2.3 million.
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
Total portfolio investment activity for the years ended December 31, 2023 and 2022 was as follows:

December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	168,163	23,187	—	64,432	—	2,480	258,262
Proceeds from sales of investments	(49,313)	—	(1,271)	(821)	—	(7,328)	(58,733)
Loan origination fees received	(3,543)	(61)	—	—	—	—	(3,604)
Principal repayments received	(67,552)	(46,432)	(1,279)	—	—	—	(115,263)
Payment-in-kind interest/dividends	4,393	2,849	—	6,798	—	—	14,040
Accretion of loan premium/discount	655	766	14	—	—	—	1,435
Accretion of deferred loan origination revenue	4,625	390	—	—	—	—	5,015
Realized gain (loss)	(8,139)	(161)	—	(2,270)	(68)	—	(10,638)
Unrealized appreciation (depreciation)	15,650	3,112	388	10,836	635	(5,419)	25,202
Fair value, end of period	$985,158	$106,894	$26,173	$192,641	$1,043	$37,212	$1,349,121

December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value of portfolio, beginning of period	$620,928	$92,297	$30,900	$59,601	$163	$61,253	$865,142
New investments	495,315	39,565	7,533	37,072	2	10,831	590,318
Proceeds from sales of investments	(92,700)	(2,958)	(2,792)	—	—	(13,549)	(111,999)
Loan origination fees received	(10,074)	(708)	—	—	—	—	(10,782)
Principal repayments received	(61,406)	(899)	(2,217)	—	—	—	(64,522)
Payment-in-kind interest/dividends	2,355	1,492	—	1,089	—	—	4,936
Accretion of loan discounts	1,243	179	14	—	—	—	1,436
Accretion of deferred loan origination revenue	4,050	223	—	—	—	—	4,273
Realized gain (loss)	(6,710)	8	—	—	—	—	(6,702)
Unrealized appreciation (depreciation)	(32,782)	(5,955)	(5,117)	15,904	311	(11,056)	(38,695)
Fair value, end of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $13.5 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.3% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with investments on non-accrual, the fair value of which was $6.5 million, which comprised 0.5% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.4% of the total cost of our portfolio.
A summary of our non-accrual asset as of December 31, 2023 is provided below:
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of December 31, 2023, the cost of our debt investment in Core Scientific was $17.4 million and the fair value of such investment was $13.5 million.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2023 and 2022. The comparison of, and changes between, the fiscal years ended December 31, 2022 and 2021 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Par II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Results of Operations
Comparison of the years ended December 31, 2023 and 2022
Operating results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Total investment income	$149,500	$99,498
Total operating expenses	68,719	36,026
Net investment income before taxes	80,781	63,472
Income taxes, including excise tax expense	834	463
Net investment income after taxes	79,947	63,009
Net realized gains (losses)	(15,039)	14,385
Net unrealized appreciation (depreciation)	22,871	(43,490)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	7,832	(29,105)
Loss on extinguishment of debt	—	(181)
Net increase in net assets resulting from operations	$87,779	$33,723
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.

Investment Income

	Year Ended December 31,
($ in thousands)	2023	2022
Investment income:
Total interest income	$118,199	$75,237
Total dividend income	16,115	13,594
Total fee and other income	7,260	6,488
Total payment-in-kind interest income	7,854	4,167
Interest income from cash	72	12
Total investment income	$149,500	$99,498
The change in total investment income for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio, increased dividends from portfolio companies and increased PIK interest income. The weighted average yield on the principal amount of our outstanding debt investments was 10.9% as of December 31, 2023, as compared to 10.0% as of December 31, 2022. The amount of our outstanding debt investments was $1,160.9 million as of December 31, 2023, as compared to $1,123.6 million as of December 31, 2022. The increase in the average size of our portfolio was largely due to net additions in middle-market and special situation investments. For the year ended December 31, 2023, dividend income was $16.1 million as compared to $13.6 million for the year ended December 31, 2022. For the year ended December 31, 2023, PIK interest income was $7.9 million, as compared to $4.2 million for the year ended December 31, 2022.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2023	2022
Operating expenses:
Interest and other financing fees	$51,816	$26,152
Base management fee	2,018	1,637
Incentive management fees	11,540	4,766
Professional fees	895	940
Directors fees	240	255
Custody and administrative fees	732	693
Other general and administrative expenses	1,478	1,583
Total operating expenses	$68,719	$36,026
Interest and Other Financing Fees
Interest and other financing fees during the years ended December 31, 2023 and December 31, 2022 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was primarily attributable to an increase in the weighted average interest rate on the ING Credit Facility as well as increased net borrowings on the ING Credit Facility during 2023. The weighted average interest on the ING Credit Facility was 7.4% as of December 31, 2023, as compared to 6.1% as of December 31, 2022.

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”). The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2023 and December 31, 2022, the amount of Base Management Fees incurred were $2.0 million and $1.6 million, respectively.
Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an Income-Based Fee based on pre-incentive fee net investment income and (ii) a Capital Gains Fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains. The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and an incentive fee cap. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2023 and December 31, 2022, the amount of Income-Based Fees incurred were $11.5 million and $6.8 million, respectively. The increase in the Income-Based Fees for the year ended December 31, 2023, as compared to the year ended December 31, 2022, related predominately to an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $92.3 million as of December 31, 2023, as compared to $68.2 million as of December 31, 2022.
For the year ended December 31, 2023, we did not accrue any Capital Gains Fee. For the year ended December 31, 2022, we reduced the Capital Gains Fee accrual by $2.1 million. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the years ended December 31, 2023 and December 31, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.9 million and $1.3 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include directors’ and officers’ insurance costs and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(10,638)	$(6,741)
Affiliate investments	—	39
Net realized gains (losses) on investments	(10,638)	(6,702)
Foreign currency transactions	998	4,998
Forward currency contracts	(5,399)	16,089
Net realized gains (losses)	$(15,039)	$14,385

For the year ended December 31, 2023, we recognized a net realized loss totaling $15.0 million, which consisted primarily of a net loss on our loan portfolio of $10.6 million and a net loss on forward currency contracts of $5.4 million, partially offset by a net gain on foreign currency transactions of $1.0 million. For the year ended December 31, 2022, we recognized a net realized gain totaling $14.4 million, which consisted primarily of a net gain on forward currency contracts of $16.1 million and a net gain on foreign currency transactions of $5.0 million, partially offset by a net loss on our loan portfolio of $6.7 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$24,528	$(47,190)
Affiliate investments	266	8,117
Net unrealized appreciation (depreciation) on investments	24,794	(39,073)
Foreign currency transactions	(5,227)	7,037
Forward currency contracts	3,304	(11,454)
Net unrealized appreciation (depreciation)	$22,871	$(43,490)

For the year ended December 31, 2023, we recorded net unrealized appreciation totaling $22.9 million, consisting of net unrealized appreciation on our current portfolio of $15.2 million, net unrealized appreciation reclassification adjustments of $10.0 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation on forward currency contracts of $3.3 million, partially offset by net unrealized depreciation related to foreign currency transactions of $5.2 million and deferred tax liability of $0.4 million. The net unrealized appreciation on the Company’s current portfolio of $15.2 million was driven primarily by the impact of foreign currency exchange rates on investments of $11.3 million, broad market moves for investments of $3.3 million and the credit or fundamental performance of investments of $0.6 million.
For the year ended December 31, 2022, we recorded net unrealized depreciation totaling $43.5 million, consisting of net unrealized depreciation on our current portfolio of $43.4 million, deferred tax liability of $0.4 million and net unrealized depreciation related to forward currency contracts of $11.5 million, partially offset by net unrealized appreciation related to foreign currency transactions of $7.0 million and net unrealized appreciation reclassification adjustments of $4.7 million related to realized gains and losses recognized during the year. The net unrealized depreciation on the Company’s current portfolio of $43.4 million was driven primarily by broad market moves for investments of $39.4 million and the impact of foreign currency exchange rates on investments of $13.3 million, partially offset by the credit or fundamental performance of investments of $9.3 million.

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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 150% immediately after each such issuance. Our asset coverage ratio was 188.7% as of December 31, 2023.
Cash Flows
For the year ended December 31, 2023, we experienced a net decrease in cash in the amount of $24.6 million. During that period, our operating activities used $45.0 million in cash, consisting primarily of purchases of portfolio investments of $275.5 million, partially offset by proceeds from sales of investments totaling $174.7 million. In addition, our financing activities provided net cash of $20.3 million, consisting primarily of net borrowings under the ING Credit Facility totaling $58.2 million, offset dividends paid in the amount of $37.9 million. At December 31, 2023, we had $36.2 million of cash on hand, including foreign currencies.
For the year ended December 31, 2022, we experienced a net increase in cash in the amount of $15.8 million.
During that period, our operating activities used $299.7 million in cash, consisting primarily of purchases of portfolio investments of $590.9 million, partially offset by proceeds from sales of investments totaling $216.1 million. In addition, our financing activities provided net cash of $315.5 million, consisting primarily of net proceeds from the issuance of the February 2027 Notes of $99.7 million, net borrowings under the ING Credit Facility totaling $198.6 million and proceeds from the issuance of common stock of $113.9 million, partially offset by repayment of the September 2020 Subscription Facility (as defined below) totaling $66.4 million and dividends paid in the amount of $30.3 million. At December 31, 2022, we had $60.9 million of cash on hand, including foreign currencies.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of our portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of our portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of December 31, 2023, we were in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2023, we had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £31.2 million ($39.8 million U.S. dollars) with an interest rate of 7.370% (one month SONIA of 5.220%), borrowings denominated in Euros of €61.5 million ($67.9 million U.S. dollars) with an interest rate of 6.025% (one month EURIBOR of 3.875%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.8 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.500%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statement of Operations.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2023, we were in compliance with all covenants under the February 2022 NPA.
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
As of December 31, 2023, the fair value of the outstanding February 2027 Notes was $90.2 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a RIC under the Code and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-

income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
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
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows. We describe our most significant accounting policies in “Note 1. – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
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

As of December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 207% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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

Valuation of Investment in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
We may have to include interest income in our ICTI, including OID, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-

recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
Fee income for the years ended December 31, 2023 and 2022, and 2021 was as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Recurring Fee Income:
Amortization of loan origination fees	$3,916	$3,161	$1,458
Management, valuation and other fees	1,309	1,142	497
Total Recurring Fee Income	5,225	4,303	1,955
Non-Recurring Fee Income:
Prepayment fees	394	446	73
Acceleration of unamortized loan origination fees	1,100	1,112	961
Advisory, loan amendment and other fees	541	627	360
Total Non-Recurring Fee Income	2,035	2,185	1,394
Total Fee Income	$7,260	$6,488	$3,349
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2023, we were not a party to any interest rate hedging arrangements.
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
The U.S. Federal Reserve previously embarked on a campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases was to slow economic growth and reduce price pressure. There remains a chance that this central bank tightening cycle could force the United States into a recession, or that interest rates and base rates may otherwise decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2023, approximately $1,034.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our December 31, 2023 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,028	$19,334	$11,694
Up 200 basis points	20,685	12,889	7,796
Up 100 basis points	10,343	6,445	3,898
Down 25 basis points	(2,586)	(1,611)	(975)
Down 50 basis points	(5,171)	(3,222)	(1,949)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of December 31, 2023, we had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £31.2 million ($39.8 million U.S. dollars) with an interest rate of 7.370% (one month SONIA of 5.220%), borrowings denominated in Euros of €61.5 million ($67.9 million U.S. dollars) with an interest rate of 6.025% (one month EURIBOR of 3.875%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.8 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.500%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023, we believe we have adequate financial resources to satisfy our unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2023 was as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Accurus Aerospace Corporation (1)(2)	Revolver	$254
Adhefin International(1)(3)	Delayed Draw Term Loan	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	236
AirX Climate Solutions, Inc.(1)(2)	Revolver	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,634
Americo Chemical Products, LLC(1)	Revolver	471
Amtech LLC(1)	Revolver	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	271
ASC Communications, LLC(1)	Revolver	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	471
ATL II MRO Holdings Inc.(1)	Revolver	1,250

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	982
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	429
Azalea Buyer, Inc.(1)(2)	Revolver	321
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,006
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	126
BrightSign LLC(1)(2)	Revolver	238
CAi Software, LLC(1)(2)	Revolver	707
Cascade Residential Services LLC(1)(2)	Delayed Draw Term Loan	993
Cascade Residential Services LLC(1)(2)	Revolver	165
CGI Parent, LLC(1)(2)	Revolver	1,653
Comply365, LLC(1)(2)	Revolver	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	523
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	187
DataServ Integrations, LLC(1)	Revolver	481
DecksDirect, LLC(1)(2)	Revolver	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	714
DISA Holdings Corp.(1)	Revolver	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	704
Eclipse Business Capital, LLC(1)	Revolver	8,490
EMI Porta Holdco LLC(1)(2)	Revolver	173
eShipping, LLC(1)	Revolver	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620
Express Wash Acquisition Company, LLC(1)	Revolver	77
Faraday(1)(3)	Delayed Draw Term Loan	990
Finexvet(1)(3)	Delayed Draw Term Loan	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	524
GB Eagle Buyer, Inc .(1)	Revolver	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	276
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	53
Greenhill II BV(1)(3)	Capex Acquisition Facility	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	167
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	253
HEKA Invest(1)(3)	Delayed Draw Term Loan	575
HemaSource, Inc.(1)	Revolver	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	338
HomeX Services Group LLC(1)	Revolver	135
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,023
HTI Technology & Industries(1)	Revolver	682

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	620
InvoCare Limited(1)(5)	Delayed Draw Term Loan	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	656
ISTO Technologies II, LLC(1)(2)	Revolver	238
ITI Intermodal, Inc.(1)(2)	Revolver	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	334
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,121
LeadsOnline, LLC(1)	Revolver	1,640
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106
Marshall Excelsior Co.(1)(2)	Revolver	133
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	387
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	338
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	77
Moonlight Bidco Limited(1)(2)	Delayed Draw Term Loan	562
Narda Acquisitionco., Inc.(1)	Revolver	684
NAW Buyer, LLC(1)	Delayed Draw Term Loan	1,515
NAW Buyer, LLC(1)	Revolver	303
NeoxCo(1)(3)	Delayed Draw Term Loan	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189
Next Holdco, LLC(1)	Revolver	73
NF Holdco, LLC(1)(2)	Revolver	442
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	479
OA Buyer, Inc.(1)	Revolver	1,331
OAC Holdings I Corp(1)(2)	Revolver	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	262
Polara Enterprises, L.L.C.(1)	Revolver	273
Premium Invest(1)(3)	Acquisition Facility	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623
Process Insights Acquisition, Inc.(1)	Revolver	676
ProfitOptics, LLC(1)(2)	Revolver	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	174

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	206
Qualified Industries, LLC(1)	Revolver	242
Questel Unite(1)(2)(3)	Incremental Term Loan	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	841
R1 Holdings, LLC(1)	Revolver	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,309
Randys Holdings, Inc.(1)	Revolver	995
Rocade Holdings LLC(1)	Preferred Equity	4,500
Rock Labor, LLC(1)	Delayed Draw Term Loan	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	461
Royal Buyer, LLC(1)	Revolver	670
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	16
SBP Holdings LP(1)	Delayed Draw Term Loan	75
SBP Holdings LP(1)	Revolver	532
Scaled Agile, Inc.(1)(2)	Revolver	280
Scout Bidco B.V.(1)(2)(3)	Revolver	320
Sinari Invest(1)(3)	Delayed Draw Term Loan	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	312
Smartling, Inc.(1)	Revolver	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	2,294
SmartShift Group, Inc.(1)	Revolver	1,101
Solo Buyer, L.P.(1)(2)	Revolver	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	937
Spatial Business Systems LLC(1)	Revolver	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,487
Superjet Buyer, LLC(1)	Revolver	1,095
Syntax Systems Ltd(1)	Revolver	231
Tank Holding Corp.(1)	Revolver	480
Tank Holding Corp.(1)	Delayed Draw Term Loan	409
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,153
Techone B.V.(1)(2)(3)	Revolver	94
Tencarva Machinery Company, LLC(1)	Revolver	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615
Trader Corporation(1)(6)	Revolver	177
Trintech, Inc.(1)	Revolver	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	840
UBC Ledgers Holding AB(1)(9)	Revolver	278
Union Bidco Limited(1)(4)	Acquisition Facility	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	1,250
Whitcraft Holdings, Inc.(1)	Revolver	880
White Bidco Limited(1)(2)	Delayed Draw Term Loan	257
Woodland Foods, LLC(1)(2)	Line of Credit	318
WWEC Holdings III Corp(1)	Revolver	757
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,062
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,466
ZB Holdco LLC(1)	Revolver	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,333
Total unused commitments to extend financing		$114,328
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
(9)Actual commitment amount is denominated in Swedish Kronor. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Recent Developments
Subsequent to December 31, 2023, we made approximately $9.1 million of new commitments, of which $7.5 million closed and funded. The $7.5 million of investments consist of $7.3 million of first lien senior secured debt investments and $0.2 million of equity investments. The weighted average yield of the debt investments was 13.5%. In addition, we funded $10.0 million of previously committed revolvers and delayed draw term loans.
On February 22, 2024, the Board declared a quarterly distribution of $0.64 per share payable on March 13, 2024 to holders of record as of February 28, 2024.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

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

Number	Exhibit
10.18
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 29, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent. (Filed as Exhibit 10.18 Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 and incorporated herein by reference).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2024

BARINGS CAPITAL INVESTMENT CORPORATION

By:	/s/ Bryan High
Name: Bryan High
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan High	Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Bryan High

/s/ Matthew Freund	President	February 22, 2024
Matthew Freund

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 22, 2024
Elizabeth A. Murray

/s/ Michael A. DeSieno	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Michael A. DeSieno

/s/ Eric Lloyd	Chairman of the Board	February 22, 2024
Eric Lloyd

/s/ Mark F. Mulhern	Director	February 22, 2024
Mark F. Mulhern

/s/ David Mihalick	Director	February 22, 2024
David Mihalick

/s/ Thomas W. Okel	Director	February 22, 2024
Thomas W. Okel

/s/ Jill Olmstead	Director	February 22, 2024
Jill Olmstead

/s/ John A. Switzer	Director	February 22, 2024
John A. Switzer

Barings Capital Investment Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Capital Investment Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Capital Investment Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodians, agents, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Charlotte, North Carolina
February 22, 2024

Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,170,790 and $1,154,788 as of December 31, 2023 and 2022, respectively)	$1,154,383	$1,114,337
Affiliate investments (cost of $181,326 and $106,815 as of December 31, 2023 and 2022, respectively)	194,738	119,068
Total investments at fair value	1,349,121	1,233,405
Cash	27,766	43,671
Foreign currencies (cost of $8,229 and $16,897 as of December 31, 2023 and 2022, respectively)	8,460	17,180
Interest and fees receivable	26,595	19,338
Prepaid expenses and other assets	169	93
Derivative assets	—	1,202
Deferred financing fees	2,234	3,191
Receivable from unsettled transactions	504	1,188
Total assets	$1,414,849	$1,319,268
Liabilities:
Accounts payable and accrued liabilities	$2,101	$1,463
Interest payable	4,224	2,884
Administrative fees payable	224	255
Base management fees payable	518	445
Incentive management fees payable	3,062	764
Derivative liabilities	8,116	12,622
Payable from unsettled transactions	302	17,584
Borrowings under subscription and credit facilities	644,463	581,436
Notes payable (net of deferred financing fees)	99,843	99,716
Total liabilities	762,853	717,169
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 29,270,679 and 27,795,215 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	29	28
Additional paid-in capital	635,451	603,002
Total distributable earnings (loss)	16,516	(931)
Total net assets	651,996	602,099
Total liabilities and net assets	$1,414,849	$1,319,268
Net asset value per share	$22.27	$21.66

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$117,530	$74,848	$31,123
Affiliate investments	669	389	92
Short-term investments	—	—	7
Total interest income	118,199	75,237	31,222
Dividend income:
Non-Control / Non-Affiliate investments	2,734	1,484	126
Affiliate investments	13,381	12,110	4,671
Total dividend income	16,115	13,594	4,797
Fee and other income:
Non-Control / Non-Affiliate investments	7,191	6,468	3,329
Affiliate investments	69	20	20
Total fee and other income	7,260	6,488	3,349
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	7,677	4,167	1,775
Affiliate investments	177	—	—
Total payment-in-kind interest income	7,854	4,167	1,775
Interest income from cash	72	12	—
Total investment income	149,500	99,498	41,143
Operating expenses:
Interest and other financing fees	51,816	26,152	8,026
Base management fee (Note 2)	2,018	1,637	720
Incentive management fees (Note 2)	11,540	4,766	4,948
Offering costs	—	—	136
Professional fees	895	940	991
Directors fees	240	255	255
Custody and administrative fees	732	693	400
Other general and administrative expenses (Note 2)	1,478	1,583	988
Total operating expenses	68,719	36,026	16,464
Net investment income before taxes	80,781	63,472	24,679
Income taxes, including excise tax expense	834	463	231
Net investment income after taxes	$79,947	$63,009	$24,448

Barings Capital Investment Corporation Consolidated Statement of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended December 31,
	2023	2022	2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(10,638)	$(6,741)	$(905)
Affiliate investments	—	39	—
Net realized gains (losses) on investments	(10,638)	(6,702)	(905)
Foreign currency transactions	998	4,998	(1,609)
Forward currency contracts	(5,399)	16,089	(81)
Net realized gains (losses)	(15,039)	14,385	(2,595)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	24,528	(47,190)	239
Affiliate investments	266	8,117	4,136
Net unrealized appreciation (depreciation) on investments	24,794	(39,073)	4,375
Foreign currency transactions	(5,227)	7,037	7,292
Forward currency contracts	3,304	(11,454)	217
Net unrealized appreciation (depreciation)	22,871	(43,490)	11,884
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and foreign currency contracts	7,832	(29,105)	9,289
Loss on extinguishment of debt	—	(181)	(154)
Net increase in net assets resulting from operations	$87,779	$33,723	$33,583
Net investment income per share — basic and diluted	$2.81	$2.43	$2.06
Net increase in net assets resulting from operations per share — basic and diluted	$3.09	$1.30	$2.83
Dividends / distributions per share:
Total dividends / distributions	$2.48	$2.10	$1.83
Weighted average shares outstanding — basic and diluted	28,403,659	25,979,365	11,863,843

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, December 31, 2020	4,976,474	$5	$99,655	$7,731	$107,391
Net investment income	—	—	—	24,448	24,448
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,595)	(2,595)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	11,884	11,884
Loss on extinguishment of debt	—	—	—	(154)	(154)
Return of capital and other tax related adjustments	—	—	(373)	373	—
Issuance of common stock	16,112,694	16	354,751	—	354,767
Purchase of shares in repurchase plan	525,704	1	11,598	(22,512)	(10,913)
Balance, December 31, 2021	21,614,872	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	63,009	63,009
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	14,385	14,385
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(43,490)	(43,490)
Loss on extinguishment of debt	—	—	—	(181)	(181)
Return of capital and other tax related adjustments	—	—	(472)	472	—
Issuance of common stock	5,109,544	5	113,886	—	113,891
Dividends/distributions	1,070,799	1	23,957	(54,301)	(30,343)
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	79,947	79,947
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(15,039)	(15,039)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	22,871	22,871
Loss on extinguishment of debt	—	—	—	—	—
Return of capital and other tax related adjustments	—	—	50	(50)	—
Issuance of common stock	—	—	—	—	—
Dividends/distributions	1,475,464	1	32,399	(70,282)	(37,882)
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$87,779	$33,723	$33,583
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(275,543)	(590,874)	(920,174)
Repayments received / sales of portfolio investments	174,680	216,060	206,532
Purchases of short-term investments	—	—	(187,908)
Sales of short-term investments	—	—	219,008
Loan origination and other fees received	3,604	10,782	20,312
Net realized (gain) loss on investments	10,638	6,702	905
Net realized (gain) loss on foreign currency transactions	(998)	(4,998)	1,609
Net realized (gain) loss on forward currency contracts	5,399	(16,089)	81
Net unrealized (appreciation) depreciation on investments	(24,794)	39,073	(4,375)
Net unrealized (appreciation) depreciation on foreign currency transactions	5,227	(7,037)	(7,292)
Net unrealized (appreciation) depreciation on forward currency contracts	(3,304)	11,454	(217)
Payment-in-kind interest / dividends	(14,132)	(5,340)	(1,774)
Amortization of deferred financing fees	992	987	1,103
Loss on extinguishment of debt	—	181	154
Amortization of offering costs	—	—	136
Accretion of loan origination and other fees	(5,015)	(4,273)	(2,419)
Amortization / accretion of purchased loan premium / discount	(1,435)	(1,436)	(1,766)
Payments for derivative contracts	(15,509)	(2,296)	(2,280)
Proceeds from derivative contracts	10,110	18,384	2,199
Changes in operating assets and liabilities:
Interest and fees receivable	(6,586)	(4,656)	(11,388)
Prepaid expenses and other assets	16	(23)	(4)
Accounts payable and accrued liabilities	2,570	(2,361)	3,459
Interest payable	1,338	2,368	482
Net cash provided by (used in) operating activities	(44,963)	(299,669)	(650,034)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	82,000	213,607	461,878
Repayments of subscription and credit facilities	(23,779)	(80,381)	(113,473)
Proceeds from notes	—	100,000	—
Financing fees paid	(1)	(1,303)	(3,682)
Issuance of common stock	—	113,891	354,767
Cash dividends / distributions paid	(37,882)	(30,343)	(10,913)
Net cash provided by (used in) financing activities	20,338	315,471	688,577
Net increase (decrease) in cash and foreign currencies	(24,625)	15,802	38,543
Cash and foreign currencies, beginning of year	60,851	45,049	6,506
Cash and foreign currencies, end of year	$36,226	$60,851	$45,049
Supplemental disclosure of cash flow information:
Cash paid for interest	$49,104	$22,347	$5,631
Excise taxes paid during the period	$561	$210	$180
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$32,400	$23,958	$11,599
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$7,013	1.1%	(3) (6)
						7,500	7,500	7,013

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	2,929	0.4%	(6) (27)
		Class B Convertible Preferred Equity (1,650 shares)	N/A	12/22	N/A		1,666	1,949	0.3%	(6) (27)
							4,166	4,878

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	08/21	08/27	1,941	1,907	1,910	0.3%	(3) (6) (7) (13)
						1,941	1,907	1,910

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	04/22	04/28	8,793	8,693	8,529	1.3%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.8% Cash	04/22	04/28	668	659	641	0.1%	(6) (7) (12) (28)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	205	—%	(6) (27)
						9,461	9,527	9,375

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	03/22	10/26	3,260	3,193	2,899	0.4%	(3) (6) (7) (9)
						3,260	3,193	2,899

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.6% Cash	08/21	10/27	6,343	6,129	5,392	0.8%	(3) (6) (7) (12)
						6,343	6,129	5,392

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/23	05/30	1,831	1,769	1,778	0.3%	(3) (6) (7) (9) (28)
		Subordinated Term Loan	EURIBOR + 10.5%, 14.4% PIK	05/23	11/30	307	298	300	—%	(3) (6) (7) (9)
						2,138	2,067	2,078

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	241	—%	(6) (27)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	62	—%	(6) (27)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (27)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (27)
							126	303

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,170	1,170	1,196	0.2%
						1,170	1,170	1,196

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/21	07/27	11,627	11,483	11,441	1.8%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	06/21	07/27	1,035	1,008	1,035	0.2%	(6) (7) (12)
						12,662	12,491	12,476

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/23	11/29	668	646	645	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.7% Cash	11/23	11/29	—	(2)	(2)	—%	(6) (7) (12) (28)
						668	644	643

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	04/21	04/29	4,849	4,770	4,805	0.7%	(6) (7) (11)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	249	—%	(6) (27)
						4,849	4,932	5,054

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	$3,548	$3,320	$3,443	0.5%	(3) (6) (7) (9) (28)
						3,548	3,320	3,443

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,769	2,451	2,412	0.4%	(3) (6)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	594	0.1%	(3) (6) (27)
		Warrants (190,193 units)	N/A	09/22	N/A		2	264	—%	(3) (6) (27)
						2,769	2,973	3,270

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	04/23	04/29	1,935	1,891	1,920	0.3%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.9% Cash	04/23	04/29	—	(10)	(4)	—%	(6) (7) (11) (28)
		Common Stock (88,110 shares)	N/A	04/23	N/A		88	89	—%	(6) (27)
						1,935	1,969	2,005

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	11/21	11/27	1,789	1,765	1,779	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 11.4% Cash	11/21	11/27	82	79	81	—%	(6) (7) (12) (28)
						1,871	1,844	1,860

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.4% Cash	11/21	10/28	880	919	865	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/21	10/28	4,461	4,431	4,386	0.7%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/22	10/28	2,776	2,692	2,730	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 11.0% Cash	01/23	10/28	999	935	989	0.2%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	11/21	10/28	614	614	604	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	06/22	10/28	476	476	468	0.1%	(3) (6) (7) (12)
						10,206	10,067	10,042

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	07/22	07/29	2,541	2,314	2,505	0.4%	(3) (6) (7) (9)
						2,541	2,314	2,505

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.6% Cash	04/22	03/30	949	1,024	935	0.1%	(3) (6) (7) (17)
						949	1,024	935

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash, 1.5% PIK	09/21	09/27	1,559	1,624	1,300	0.2%	(3) (6) (7) (10)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	3	—%	(3) (6) (27)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (27)
						1,559	1,711	1,303

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	02/21	03/28	2,626	2,788	2,589	0.4%	(3) (6) (7) (15)
						2,626	2,788	2,589

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	03/21	03/29	21,000	20,615	20,935	3.2%	(6) (7) (12)
						21,000	20,615	20,935

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	1,923	1,942	1,747	0.3%	(3) (6) (7) (16) (28)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	552	559	510	0.1%	(3) (6) (7) (16)
						2,475	2,501	2,257

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	07/22	07/29	3,856	3,471	3,791	0.6%	(3) (6) (7) (9) (28)
						3,856	3,471	3,791

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/20	10/27	$7,953	$7,902	$7,693	1.2%	(3) (6) (7) (9)
						7,953	7,902	7,693

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.6% Cash, 3.3% PIK	07/22	07/29	162	145	153	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	743	687	704	0.1%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	66	64	62	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.3% PIK	07/22	07/29	861	783	816	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	07/22	07/29	—	(5)	(14)	—%	(3) (6) (7) (15)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	390	363	367	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		28	21	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		28	21	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (27)
						2,222	2,093	2,130

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	07/22	07/27	11,141	11,006	11,048	1.7%	(6) (7) (11)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(8)	(5)	—%	(6) (7) (11) (28)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	425	0.1%	(6)
						11,141	11,324	11,468

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	05/21	08/29	7,511	7,458	7,201	1.1%	(7) (12)
						7,511	7,458	7,201

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	1,883	1,903	1,863	0.3%	(3) (6) (7) (15) (28)
						1,883	1,903	1,863

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	6,188	6,054	6,188	0.9%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(26)	—	—%	(6) (7) (12) (28)
						6,188	6,028	6,188

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	1,813	1,832	1,648	0.3%	(3) (6) (7) (19) (28)
						1,813	1,832	1,648

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,289	4,245	4,354	0.7%
						4,289	4,245	4,354

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	3,228	3,178	3,206	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(4)	(2)	—%	(6) (7) (12) (28)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,043	1,030	1,020	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	192	—%	(6) (27)
						4,271	4,332	4,416

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	2,541	2,529	2,541	0.4%	(3) (6) (7) (10)
						2,541	2,529	2,541

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	10/21	10/27	2,944	2,923	2,944	0.5%	(6) (7) (12) (28)
						2,944	2,923	2,944

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	02/21	02/28	2,320	2,434	2,302	0.4%	(3) (6) (7) (10)
						2,320	2,434	2,302

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	01/21	01/28	$746	$731	$700	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	01/21	01/28	99	99	93	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	01/21	01/28	207	217	194	—%	(3) (6) (7) (15)
						1,052	1,047	987

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	4,473	4,250	4,117	0.6%	(3) (6) (7) (9) (28)
						4,473	4,250	4,117

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/21	05/28	11,576	11,380	9,970	1.5%	(7) (11)
						11,576	11,380	9,970

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	08/21	08/27	5,985	5,876	5,488	0.8%	(6) (7) (12) (28)
						5,985	5,876	5,488

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	03/23	07/29	9,504	8,983	8,934	1.4%	(6) (7) (12)
						9,504	8,983	8,934

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,401	2.2%
		Preferred Stock- Series A (7,309 shares)	7.0% PIK	07/22	N/A		7,776	7,502	1.2%	(6)
						13,600	21,376	21,903

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	1,900	0.3%	(6)
						2,000	2,000	1,900

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 9.0% Cash	10/21	10/28	2,320	2,315	2,287	0.4%	(3) (6) (7) (9) (28)
						2,320	2,315	2,287

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	3,803	3,778	3,671	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	477	472	452	0.1%	(6) (7) (12) (28)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	501	0.1%	(6) (27)
						4,280	4,846	4,624

British Airways 2020-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	596	596	610	0.1%
						596	596	610

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.9% Cash	12/20	12/27	2,297	2,384	2,264	0.3%	(3) (6) (7) (16)
						2,297	2,384	2,264

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	2,273	2,194	2,184	0.3%	(6) (7) (11)
		LP Units (227 units)	N/A	07/22	N/A		227	230	—%	(6) (27)
						2,273	2,421	2,414

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	06/22	06/26	6,195	5,739	5,767	0.9%	(6) (7) (9)
						6,195	5,739	5,767

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	12/21	12/28	3,719	3,663	3,477	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	07/22	12/28	1,022	1,007	956	0.1%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.9% Cash	12/21	12/28	—	(10)	(46)	—%	(6) (7) (12) (28)
						4,741	4,660	4,387

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	$1,660	$1,780	$1,270	0.2%	(3) (6) (7) (21)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (27)
		Class C - Warrants (257,127.45 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (27)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (6) (27)
						1,660	2,204	1,270

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 14.0% Cash	04/22	04/27	2,159	2,136	2,120	0.3%	(3) (6) (7) (12)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	491	0.1%	(3) (6) (27)
						2,159	2,477	2,611

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	10/23	10/29	1,342	1,286	1,284	0.2%	(6) (7) (12) (28)
		Revolver	SOFR + 5.00%, 10.4% Cash	10/23	10/29	—	(4)	(4)	—%	(6) (7) (12) (28)
						1,342	1,282	1,280

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.1% Cash	10/21	10/28	5,644	5,462	5,466	0.8%	(3) (6) (7) (10)
						5,644	5,462	5,466

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	02/22	02/28	5,092	5,018	4,990	0.8%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	02/28	1,583	1,543	1,551	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.3% Cash	02/22	02/28	—	(24)	(33)	—%	(6) (7) (12) (28)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,190	0.2%	(6) (27)
						6,675	7,259	7,698

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,995	1,961	1,981	0.3%	(3) (6) (7) (12)
						1,995	1,961	1,981

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	642	632	622	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	142	—%	(6) (27)
						642	757	764

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,694	6,593	6,561	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(8)	(11)	—%	(6) (7) (12) (28)
						6,694	6,585	6,550

Contabo Finco S.À R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	1,029	908	1,021	0.2%	(3) (6) (7) (9)
						1,029	908	1,021

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	17,979	17,383	13,484	2.1%	(3) (6) (26)
		Common Stock (53,700 shares)	N/A	09/22	N/A		174	78	—%	(3) (27)
						17,979	17,557	13,562

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	09/21	09/28	10,888	11,214	10,542	1.6%	(3) (6) (7) (9) (28)
		Class A Units (531 units)	N/A	09/21	N/A		248	255	—%	(3) (6) (27)
		Class B Units (231 units)	N/A	09/21	N/A		538	611	0.1%	(3) (6) (27)
						10,888	12,000	11,408

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	09/20	09/27	2,125	1,962	2,125	0.3%	(3) (6) (7) (14) (28)
						2,125	1,962	2,125

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	01/21	01/27	$7,880	$7,781	$7,876	1.2%	(6) (7) (12)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	722	0.1%	(6) (27)
						7,880	8,184	8,598

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	1,899	1,863	1,873	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/22	11/28	—	(8)	(7)	—%	(6) (7) (12) (28)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	96	—%	(6) (27)
						1,899	1,951	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,675	1,644	1,638	0.3%	(6) (7) (11)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(6) (7) (11) (28)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(6) (27)
						1,675	1,693	1,670

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	09/28	3,963	3,846	3,963	0.6%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	09/28	60	53	60	—%	(6) (7) (11) (28)
						4,023	3,899	4,023

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	04/21	04/28	4,860	4,798	4,812	0.7%	(3) (6) (7) (10)
						4,860	4,798	4,812

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/21	09/28	201	187	180	—%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	3,483	3,443	3,403	0.5%	(3) (6) (7) (12)
						3,684	3,630	3,583

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	06/22	06/28	1,000	988	993	0.2%	(3) (6) (7) (12)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	11,356	11,206	11,129	1.7%	(6) (7) (12) (28)
						11,356	11,206	11,129

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	7,605	7,498	7,103	1.1%	(6) (7) (12)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	267	—%	(6) (27)
						7,605	7,787	7,370

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	693	675	678	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	268	—%	(6) (27)
						693	880	946

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	09/21	09/27	3,696	3,646	3,341	0.5%	(6) (7) (12)
						3,696	3,646	3,341

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	8,049	7,936	7,156	1.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	1,098	1,082	957	0.1%	(6) (7) (12) (28)
						9,147	9,018	8,113

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/21	12/25	4,475	4,447	4,475	0.7%	(6) (7) (12)
						4,475	4,447	4,475

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	04/21	04/28	4,389	4,330	4,187	0.6%	(6) (7) (12)
						4,389	4,330	4,187

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/21	11/27	$6,686	$6,595	$6,686	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.5% Cash	11/21	11/27	—	(14)	—	—%	(6) (7) (11) (28)
						6,686	6,581	6,686

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.5% Cash, 2.8% PIK	12/22	12/29	1,055	943	698	0.1%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	533	520	467	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.5% Cash, 2.8% PIK	12/22	12/29	1,595	1,503	1,397	0.2%	(3) (6) (7) (15)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	421	394	362	0.1%	(3) (6)
						3,604	3,360	2,924

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	03/28	1,748	1,864	1,535	0.2%	(3) (6) (7) (19) (28)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	09/24	22	21	20	—%	(3) (6) (7) (19)
						1,770	1,885	1,555

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.2% Cash	07/22	07/28	4,267	4,200	4,216	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 12.2% Cash	07/22	07/28	94	91	92	—%	(6) (7) (12) (28)
						4,361	4,291	4,308

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	01/23	01/30	1,683	1,591	1,632	0.3%	(3) (6) (7) (9) (28)
						1,683	1,591	1,632

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,670	0.4%	(6)
							2,799	2,670

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	4,534	4,278	4,421	0.7%	(3) (6) (7) (9)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	683	648	670	0.1%	(3) (6)
						5,217	4,926	5,091

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/21	02/28	1,705	1,688	1,704	0.3%	(6) (7) (12)
						1,705	1,688	1,704

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	03/22	03/29	2,485	2,396	2,426	0.4%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	05/23	03/29	1,863	1,779	1,803	0.3%	(3) (6) (7) (10) (28)
						4,348	4,175	4,229

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		4,267	2,551	0.4%	(6)
							4,267	2,551

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/26	2,429	2,403	2,370	0.4%	(6) (7) (11)
						2,429	2,403	2,370

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	05/22	05/30	7,143	7,023	6,993	1.1%	(6) (7) (12)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	446	0.1%	(6) (27)
						7,143	7,527	7,439

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,289	8,242	1.3%
						10,000	9,289	8,242

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,885,524 units)	N/A	08/22	N/A		1,886	2,131	0.3%	(3) (6) (27)
							1,886	2,131

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	04/22	04/29	$1,860	$1,847	$1,808	0.3%	(3) (6) (7) (15) (28)
						1,860	1,847	1,808

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	10/22	02/26	2,480	2,443	2,480	0.4%	(6) (7) (12) (28)
						2,480	2,443	2,480

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	05/21	05/27	7,369	7,243	7,037	1.1%	(6) (7) (12)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	599	0.1%	(6) (27)
						7,369	8,132	7,636

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	08/21	08/28	7,607	7,499	7,573	1.2%	(6) (7) (12)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	28	—%	(6) (27)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	122	—%	(6) (27)
						7,607	7,606	7,723

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	12,455	12,132	12,380	1.9%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(48)	(12)	—%	(6) (7) (12) (28)
		Partnership Units (515 units)	N/A	12/22	N/A		515	659	0.1%	(6) (27)
						12,455	12,599	13,027

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	07/22	07/27	1,678	1,677	1,652	0.3%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	07/22	07/27	2,913	2,819	2,864	0.4%	(3) (6) (7) (22) (28)
						4,591	4,496	4,516

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	2,331	2,264	2,261	0.3%	(6) (7) (12)
						2,331	2,264	2,261

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 10.00%, 13.8% Cash	06/22	06/29	475	446	265	—%	(3) (6) (7) (8)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	124	122	124	—%	(3) (6) (28)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (6) (27)
						599	568	389

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	07/22	07/29	908	815	894	0.1%	(3) (6) (7) (9) (28)
						908	815	894

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/23	09/30	2,574	2,403	2,503	0.4%	(3) (6) (7) (10)
						2,574	2,403	2,503

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	1,103	1,006	1,059	0.2%	(3) (6) (7) (9)
						1,103	1,006	1,059

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,279	2,083	2,235	0.3%	(3) (6) (7) (18) (28)
						2,279	2,083	2,235

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.4% Cash	09/22	09/28	692	632	674	0.1%	(3) (6) (7) (18) (28)
						692	632	674

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	4,462	4,396	3,936	0.6%	(6)
						4,462	4,396	3,936

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,174	4,478	5,080	0.8%	(3) (6) (7) (9) (28)
						5,174	4,478	5,080

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	08/23	08/29	$3,633	$3,546	$3,550	0.5%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.4% Cash	08/23	08/29	192	170	171	—%	(6) (7) (12) (28)
		Common Stock (50,540 shares)	N/A	08/23	N/A		51	51	—%	(6) (27)
						3,825	3,767	3,772

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	03/21	03/27	4,453	4,401	4,070	0.6%	(6) (7) (12)
						4,453	4,401	4,070

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/23	11/29	527	510	510	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/23	11/29	—	(3)	(3)	—%	(6) (7) (11) (28)
						527	507	507

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	04/22	11/28	7,083	6,920	6,545	1.0%	(3) (6) (7) (11)
						7,083	6,920	6,545

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	07/22	07/25	5,711	5,656	5,677	0.9%	(6) (7) (12) (28)
		Revolver	SOFR + 8.50%, 14.0% Cash	07/22	07/25	—	(5)	(3)	—%	(6) (7) (12) (28)
						5,711	5,651	5,674

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	09/22	09/29	331	282	326	0.1%	(3) (6) (7) (10)
						331	282	326

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	05/21	04/28	3,535	3,768	3,472	0.5%	(3) (6) (7) (9)
						3,535	3,768	3,472

Infoblox Inc.	Technology	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	09/20	12/28	2,843	2,833	2,842	0.4%	(7) (13)
						2,843	2,833	2,842

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	2,686	2,695	2,664	0.4%	(3) (6) (7) (10)
						2,686	2,695	2,664

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	04/21	04/28	4,324	4,517	4,099	0.6%	(3) (6) (7) (10) (28)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.5% Cash	05/23	04/28	720	673	684	0.1%	(3) (6) (7) (23)
						5,044	5,190	4,783

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	12/20	12/27	1,155	1,214	1,155	0.2%	(3) (6) (7) (9) (28)
						1,155	1,214	1,155

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	08/22	08/29	1,696	1,587	1,676	0.3%	(3) (6) (7) (9) (28)
						1,696	1,587	1,676

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	850	789	820	0.1%	(3) (6) (7) (18) (28)
						850	789	820

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	4,857	4,173	4,778	0.7%	(3) (6) (7) (9) (28)
						4,857	4,173	4,778

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	2,262	2,207	2,205	0.3%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(6)	(6)	—%	(6) (7) (12) (28)
						2,262	2,201	2,199

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	12/21	12/27	$6,434	$6,277	$6,306	1.0%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 12.0% Cash	12/21	12/27	52	37	34	—%	(6) (7) (12) (28)
		Common Stock (3,750.4 shares)	N/A	01/22	N/A		375	357	0.1%	(6) (27)
						6,486	6,689	6,697

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,221	1,221	1,210	0.2%
						1,221	1,221	1,210

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	07/26	3,568	3,514	3,390	0.5%	(6) (7) (12)
						3,568	3,514	3,390

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	2,139	2,286	2,111	0.3%	(3) (6) (7) (22) (28)
						2,139	2,286	2,111

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	3,481	3,422	3,413	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	—	(6)	(8)	—%	(6) (7) (12) (28)
		LLC Units (1,017.9 units)	N/A	02/22	N/A		107	228	—%	(6)
						3,481	3,523	3,633

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/20	11/26	4,930	4,839	4,886	0.7%	(6) (7) (12) (28)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	87	—%	(6) (27)
						4,930	4,918	4,973

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/21	10/27	18,766	18,513	18,672	2.9%	(6) (7) (12)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	799	0.1%	(6) (27)
						18,766	19,364	19,471

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	5,286	5,217	5,286	0.8%	(6) (7) (12)
						5,286	5,217	5,286

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	12/21	12/28	3,622	3,576	3,380	0.5%	(3) (6) (7) (9) (28)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,234	1,225	1,123	0.2%	(3) (6)
						4,856	4,801	4,503

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	02/22	02/28	10,845	10,708	10,737	1.6%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	02/22	02/28	312	289	300	—%	(6) (7) (12) (28)
		LLC Units (61,304.0 units)	N/A	02/22	N/A		63	180	—%	(6)
						11,157	11,060	11,217

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/20	06/28	3,925	3,925	3,778	0.6%	(7) (11)
		Common Stock (67,185 shares)	N/A	08/20	N/A		2,209	2,872	0.4%	(6) (27)
						3,925	6,134	6,650

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	01/21	12/25	3,319	3,303	3,310	0.5%	(6) (7) (12)
						3,319	3,303	3,310

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	4,997	4,926	3,813	0.6%	(6) (7) (11)
						4,997	4,926	3,813

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.9% Cash, 6.8% PIK	12/21	12/28	$2,466	$2,437	$1,793	0.3%	(3) (6) (7) (9) (28)
		Revolver	EURIBOR + 5.75%, 3.9% Cash, 5.8% PIK	12/21	12/28	52	47	9	—%	(3) (6) (7) (9) (28)
						2,518	2,484	1,802

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	6,533	6,455	6,324	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	1,200	1,180	1,157	0.2%	(6) (7) (12) (28)
						7,733	7,635	7,481

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	07/21	06/27	4,368	4,306	4,352	0.7%	(6) (7) (12) (28)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	389	0.1%	(6) (27)
						4,368	4,679	4,741

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	02/22	10/27	3,952	4,098	3,576	0.5%	(3) (7) (16)
						3,952	4,098	3,576

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	1,546	1,568	1,521	0.2%	(3) (6) (7) (24) (28)
		Class A Units (57.2 units)	9.0% PIK	08/22	N/A		56	64	—%	(3) (6) (27)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	26	—%	(3) (6) (27)
						1,546	1,624	1,611

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	08/21	08/27	905	893	901	0.1%	(6) (7) (11)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	82	—%	(6) (27)
						905	970	983

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	12/20	12/26	2,154	2,245	2,134	0.3%	(3) (6) (7) (17) (28)
						2,154	2,245	2,134

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	07/23	07/30	1,894	1,875	1,832	0.3%	(3) (6) (7) (15) (28)
		Common Stock (107,714 shares)	N/A	07/23	N/A		138	1,380	0.2%	(3) (6) (27)
						1,894	2,013	3,212

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.7% Cash	11/20	11/27	1,869	1,856	1,869	0.3%	(3) (6) (7) (16)
						1,869	1,856	1,869

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	08/20	08/26	5,031	4,970	5,003	0.8%	(6) (7) (12)
						5,031	4,970	5,003

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.9% Cash	03/22	03/28	7,120	7,356	6,870	1.1%	(3) (6) (7) (18)
						7,120	7,356	6,870

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	2,918	2,883	2,901	0.4%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(8)	(4)	—%	(6) (7) (12) (28)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	279	—%	(6) (27)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	119	—%	(6) (27)
						2,918	3,141	3,295

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	02/21	02/27	$9,165	$9,090	$9,004	1.4%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	11/22	02/27	5,959	5,847	5,855	0.9%	(6) (7) (11)
						15,124	14,937	14,859

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	3,022	2,913	2,919	0.4%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	76	67	67	—%	(6) (7) (12) (28)
		LLC Units (94,502 units)	N/A	09/23	N/A		95	95	—%	(6) (27)
						3,098	3,075	3,081

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	01/23	01/30	2,145	2,041	2,090	0.3%	(3) (6) (7) (10) (28)
						2,145	2,041	2,090

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	738	724	724	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(1)	(1)	—%	(6) (7) (11) (28)
						738	723	723

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8%	03/23	03/29	4,231	4,116	4,136	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.8% Cash	03/23	03/29	295	275	278	—%	(6) (7) (12) (28)
		LLC Units (426,340 units)	N/A	03/23	N/A		438	422	0.1%	(6) (27)
						4,526	4,829	4,836

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	09/27	3,915	3,862	3,888	0.6%	(6) (7) (12)
						3,915	3,862	3,888

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	01/22	01/28	6,754	6,629	6,695	1.0%	(3) (6) (7) (13) (28)
						6,754	6,629	6,695

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/22	10/29	2,219	1,912	2,175	0.3%	(3) (6) (7) (9) (28)
						2,219	1,912	2,175

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	6,519	6,420	6,461	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	—	(19)	(12)	—%	(6) (7) (11) (28)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	276	—%	(6) (27)
						6,519	6,612	6,725

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	03/22	03/29	1,788	1,761	1,727	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.5% Cash	03/22	03/28	—	(10)	(23)	—%	(6) (7) (12) (28)
						1,788	1,751	1,704

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6)
		Takeback Term Loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6)
		Preferred Stock (42.7 shares)	15.0% PIK	10/23	N/A		273	365	0.1%	(6)
		Common Stock (32.7 shares)	N/A	10/23	N/A		—	—	—%	(6) (27)
						609	882	974

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	1,965	1,909	1,906	0.3%	(3) (6) (7) (11)
						1,965	1,909	1,906

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/21	06/28	6,844	7,259	6,632	1.0%	(3) (6) (7) (9)
						6,844	7,259	6,632

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/20	12/26	$10,669	$10,616	$10,082	1.5%	(6) (7) (12)
						10,669	10,616	10,082

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.9% Cash	06/21	05/28	1,353	1,466	1,353	0.2%	(3) (6) (7) (16)
						1,353	1,466	1,353

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	327	354	326	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	523	531	0.1%	(3) (6) (7) (12)
						860	877	857

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	1,010	973	985	0.2%	(3) (6) (7) (9)
						1,010	973	985

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/21	12/29	6,871	6,763	6,733	1.0%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.5% Cash	12/21	12/29	—	(6)	(6)	—%	(6) (7) (12) (28)
		LP Units (138,399 units)	N/A	07/22	N/A		138	138	—%	(6)
						6,871	6,895	6,865

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,355	3,970	4,224	0.6%	(6)
						4,355	3,970	4,224

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	499	485	484	0.1%	(6) (7) (12) (28)
		LLC Units (23,810 units)	N/A	10/23	N/A		238	238	—%	(6) (27)
						499	723	722

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.7% Cash	08/21	08/27	12,648	12,490	12,648	1.9%	(6) (7) (12)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	131	—%	(6)
						12,648	12,576	12,779

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	137	137	129	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	137	137	131	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	137	137	126	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	137	137	125	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	6,986	6,986	6,406	1.0%	(3) (6)
						7,534	7,534	6,917

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	4,914	4,746	4,823	0.7%	(3) (6) (7) (18)
						4,914	4,746	4,823

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	1,909	1,882	1,909	0.3%	(6) (7) (12)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(4)	—	—%	(6) (7) (12) (28)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	643	0.1%	(6)
						1,909	2,248	2,552

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	06/26	$21,494	$21,138	$21,140	3.2%	(6) (7) (12)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	543	0.1%	(6) (27)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	183	—%	(6) (27)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	52	—%	(6) (27)
						21,494	21,138	21,918

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.5% Cash	12/20	12/26	11,695	11,555	11,620	1.8%	(6) (7) (12)
						11,695	11,555	11,620

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	06/21	12/30	2,334	2,139	2,258	0.3%	(3) (6) (7) (10) (28)
						2,334	2,139	2,258

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	08/21	07/28	3,147	3,080	3,135	0.5%	(3) (6) (7) (13)
						3,147	3,080	3,135

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/29	3,554	3,458	3,529	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	07/23	07/29	—	(16)	(4)	—%	(6) (7) (12) (28)
		Common Stock (188 shares)	N/A	07/23	N/A		188	227	—%	(6) (27)
						3,554	3,630	3,752

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	03/22	03/28	654	644	654	0.1%	(6) (7) (13)
		Revolver	SOFR + 5.75%, 11.5% Cash	03/22	03/28	110	107	110	—%	(6) (7) (13) (28)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	88	—%	(6) (27)
						796	848	881

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.8% Cash	03/21	03/28	403	419	394	0.1%	(3) (6) (7) (10) (28)
		Revolver	EURIBOR + 6.50%, 10.5% Cash	03/21	03/27	749	791	731	0.1%	(3) (6) (7) (10)
						1,152	1,210	1,125

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	05/22	05/29	902	842	820	0.1%	(3) (6) (7) (8) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/22	05/29	1,411	1,391	1,305	0.2%	(3) (6) (7) (11)
						2,313	2,233	2,125

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.8% Cash	09/21	09/26	2,885	3,011	2,838	0.4%	(3) (6) (7) (17)
						2,885	3,011	2,838

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	603	586	592	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(6)	(2)	—%	(6) (7) (12) (28)
		Preferred Stock (148 shares)	10.0% PIK	03/23	N/A		143	159	—%	(6) (27)
		Common Stock (303,030 shares)	N/A	03/23	N/A		3	64	—%	(6) (27)
						603	726	813

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/20	12/27	2,387	2,473	2,204	0.3%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/20	12/27	370	366	357	0.1%	(3) (6) (7) (12)
						2,757	2,839	2,561

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	$5,569	$5,383	$5,426	0.8%	(6) (7) (13) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	63	33	40	—%	(6) (7) (13) (28)
						5,632	5,416	5,466

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	11/22	11/28	9,841	9,547	9,601	1.5%	(6) (7) (12) (28)
		Revolver	SOFR + 6.50%, 11.9% Cash	11/22	11/28	404	370	379	0.1%	(6) (7) (12) (28)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	427	0.1%	(6) (27)
						10,245	10,317	10,407

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	08/20	07/26	4,969	4,920	4,969	0.8%	(6) (7) (12)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	45	—%	(6) (27)
						4,969	5,001	5,014

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	11/27	7,545	7,416	6,609	1.0%	(6) (7) (12)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	134	—%	(6) (27)
						7,545	7,811	6,743

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	12/20	12/26	7,096	7,374	6,883	1.1%	(6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	06/22	12/26	2,121	1,991	2,058	0.3%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/20	12/26	1,911	1,885	1,854	0.3%	(6) (7) (12)
						11,128	11,250	10,795

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.6% Cash	04/21	04/29	1,859	1,831	1,850	0.3%	(6) (7) (12)
						1,859	1,831	1,850

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,291	2,256	2,078	0.3%	(3) (6) (7) (9)
						2,291	2,256	2,078

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	09/23	09/29	3,741	3,632	3,638	0.6%	(6) (7) (11)
		Revolver	SOFR + 7.50%, 12.9% Cash	09/23	09/29	—	(17)	(17)	—%	(6) (7) (11) (28)
		LLC Units (132,475 units)	N/A	09/23	N/A		709	869	0.1%	(6) (27)
						3,741	4,324	4,490

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/22	08/24	642	625	630	0.1%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/22	08/28	5,467	5,377	5,406	0.8%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	08/22	08/28	204	190	194	—%	(6) (7) (12) (28)
						6,313	6,192	6,230

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	10/20	10/25	8,903	8,815	8,853	1.4%	(6) (7) (12)
						8,903	8,815	8,853

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/20	12/26	5,567	5,509	5,444	0.8%	(6) (7) (12)
		Preferred Stock (86.3 shares)	N/A	12/20	N/A		87	107	—%	(6) (27)
						5,567	5,596	5,551

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	06/22	07/29	2,482	2,308	2,392	0.4%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 7.2% Cash	06/22	07/29	1,208	1,096	1,167	0.2%	(3) (6) (7) (23)
						3,690	3,404	3,559

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	$6,846	$6,634	$6,721	1.0%	(6) (7) (12) (28)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	—	(16)	(10)	—%	(6) (7) (12) (28)
						6,846	6,618	6,711

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,802	1,776	1,759	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	56	52	48	—%	(6) (7) (12) (28)
						1,858	1,828	1,807

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	4,013	3,810	3,957	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/22	05/29	508	508	501	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	212	202	205	—%	(3) (6) (7) (9) (28)
						4,733	4,520	4,663

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	05/22	05/29	2,616	2,480	2,522	0.4%	(3) (6) (7) (10)
						2,616	2,480	2,522

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (59,747 shares)	N/A	06/23	N/A		893	433	0.1%	(6) (27)
							893	433

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	17,357	16,873	17,009	2.6%	(3) (6) (7) (12)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	774	0.1%	(3) (6) (27)
						17,357	17,473	17,783

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	07/23	07/30	1,880	1,804	1,822	0.3%	(3) (6) (7) (10) (28)
						1,880	1,804	1,822

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/20	12/26	4,850	4,791	4,572	0.7%	(6) (7) (11) (28)
						4,850	4,791	4,572

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	9,262	9,134	9,169	1.4%	(6) (7) (11)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(8)	(6)	—%	(6) (7) (11) (28)
						9,262	9,126	9,163

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	09/23	09/29	6,422	6,222	6,222	1.0%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	09/23	09/29	—	(26)	(25)	—%	(6) (7) (12) (28)
		Common Stock (183 shares)	N/A	09/23	N/A		183	192	—%	(6) (27)
						6,422	6,379	6,389

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/20	12/26	4,400	4,352	4,346	0.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/22	12/26	1,880	1,852	1,857	0.3%	(6) (7) (12)
						6,280	6,204	6,203

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,461	5,094	5,450	0.8%	(3) (6)
						5,461	5,094	5,450

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/22	12/29	13,496	13,195	13,159	2.0%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/22	12/28	399	374	369	0.1%	(6) (7) (12) (28)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	229	—%	(6) (27)
						13,895	13,879	13,757

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	03/27	$1,921	$1,880	$1,858	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	03/27	66	64	62	—%	(6) (7) (12) (28)
						1,987	1,944	1,920

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/22	10/28	5,829	5,692	5,731	0.9%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.9% Cash	10/22	10/28	—	(14)	(10)	—%	(6) (7) (11) (28)
						5,829	5,678	5,721

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	786	769	786	0.1%	(3) (6) (7) (15) (28)
						786	769	786

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	976	932	947	0.1%	(3) (6) (7) (16)
						976	932	947

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	10/21	04/27	4,640	4,594	4,621	0.7%	(3) (6) (7) (13)
						4,640	4,594	4,621

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	16,199	15,967	16,091	2.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	365	345	355	0.1%	(6) (7) (12) (28)
						16,564	16,312	16,446

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,989	8,788	1.3%	(6)
							8,989	8,788

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	10/28	4,074	4,045	4,074	0.6%	(3) (6) (7) (11)
		Revolver	SOFR + 5.50%, 11.0% Cash	11/21	10/28	366	363	366	0.1%	(3) (6) (7) (11) (28)
						4,440	4,408	4,440

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,134	1,122	1,110	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	34	—%	(6) (27)
						1,134	1,145	1,144

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	7,253	7,130	7,174	1.1%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/23	03/28	1,639	1,584	1,620	0.2%	(6) (7) (11) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	175	164	167	—%	(6) (7) (11) (28)
						9,067	8,878	8,961

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,730	1,502	1,730	0.3%	(3) (6) (7) (15) (28)
						1,730	1,502	1,730

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	589	590	0.1%	(6)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	420	0.1%	(6) (27)
						600	989	1,010

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	11/21	11/28	3,007	2,994	2,955	0.5%	(3) (6) (7) (9)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	11/21	05/28	63	57	60	—%	(3) (6) (7) (9) (28)
						3,070	3,051	3,015

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	12/21	12/27	4,175	4,124	4,151	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.6% Cash	12/21	12/27	—	(9)	(4)	—%	(6) (7) (12) (28)
						4,175	4,115	4,147

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	$274	$270	$260	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	115	—%	(6) (27)
						274	509	375

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.6% Cash	10/21	12/27	799	766	799	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 4.25%, 9.6% Cash	10/21	12/27	—	(9)	—	—%	(6) (7) (12) (28)
		Subordinated Term Loan	SOFR + 7.75%, 13.2% Cash	10/21	12/27	3,464	3,416	3,445	0.5%	(6) (7) (13)
						4,263	4,173	4,244

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	07/22	07/28	12,065	11,871	12,065	1.9%	(6) (7) (11)
		Revolver	SOFR + 5.75%, 11.1% Cash	07/22	07/28	—	(25)	—	—%	(6) (7) (11) (28)
		Subordinated Term Loan	12.5% PIK	07/22	07/29	2,470	2,431	2,441	0.4%	(6)
						14,535	14,277	14,506

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	04/22	04/30	2,585	2,542	2,563	0.4%	(6) (7) (12)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	1,301	0.2%	(6) (27)
						2,585	2,951	3,864

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.2% Cash	12/22	12/29	2,346	2,214	2,309	0.4%	(3) (6) (7) (20)
		Revolver	CDOR + 6.75%, 12.2% Cash	12/22	12/28	—	(4)	(3)	—%	(3) (6) (7) (20) (28)
						2,346	2,210	2,306

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/21	02/27	17,714	17,553	17,315	2.7%	(6) (7) (12)
						17,714	17,553	17,315

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	07/23	07/29	4,643	4,511	4,527	0.7%	(6) (7) (11)
		Revolver	SOFR +6.50%, 11.9% Cash	07/23	07/29	102	92	93	—%	(6) (7) (11) (28)
						4,745	4,603	4,620

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	844	805	810	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(3)	(3)	—%	(6) (7) (12) (28)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	9	—%	(6) (27)
						844	807	816

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	11/21	12/25	8,074	7,982	7,784	1.2%	(6) (7) (12) (28)
						8,074	7,982	7,784

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	07/21	09/26	7,877	7,789	7,815	1.2%	(6) (7) (12)
						7,877	7,789	7,815

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	12/23	12/30	1,590	1,467	1,529	0.2%	(3) (6) (7) (25) (28)
		Revolver	STIBOR + 5.25%, 9.3% Cash	12/23	06/24	—	—	—	—%	(3) (6) (7) (25) (28)
						1,590	1,467	1,529

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	09/20	09/27	1,102	1,092	995	0.2%	(3) (6) (7) (15)
						1,102	1,092	995

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	06/22	06/29	934	873	877	0.1%	(3) (6) (7) (15) (28)
						934	873	877

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.9% Cash	04/22	03/29	1,802	1,705	1,312	0.2%	(3) (6) (7) (10) (28)
						1,802	1,705	1,312

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	$2,094	$1,956	$2,037	0.3%	(3) (6) (7) (9) (28)
						2,094	1,956	2,037

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.65%, 10.1% Cash, 1.8% PIK	09/20	09/27	785	839	739	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.65%, 12.0% Cash, 1.8% PIK	02/21	09/27	364	364	342	0.1%	(3) (6) (7) (12)
						1,149	1,203	1,081

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	03/22	01/29	8,227	8,433	7,396	1.1%	(3) (6) (7) (15)
						8,227	8,433	7,396

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	7,857	7,857	6,524	1.0%	(6)
						7,857	7,857	6,524

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	06/21	06/28	12,292	12,123	12,292	1.9%	(6) (7) (12)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	434	0.1%	(6) (27)
						12,292	12,287	12,726

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	06/25	2,386	2,382	2,338	0.4%	(6) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/20	06/25	1,047	1,020	1,021	0.2%	(6) (13) (28)
						3,433	3,402	3,359

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	1,247	1,201	1,201	0.2%	(6) (7) (12) (28)
						1,247	1,201	1,201

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	7,163	6,911	6,590	1.0%	(6)
						7,163	6,911	6,590

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/23	02/29	6,291	6,066	6,096	0.9%	(6) (7) (12)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/23	2/24	63	31	34	—%	(6) (7) (12) (28)
		LP Units (31,543.6 units)	N/A	02/23	N/A		315	402	0.1%	(6) (27)
						6,354	6,412	6,532

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/23	10/30	875	844	843	0.1%	(3) (6) (7) (12) (28)
						875	844	843

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	5/46	1,814	1,814	1,475	0.2%	(6)
						1,814	1,814	1,475

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	12/21	12/27	3,302	3,256	3,031	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.4% Cash	12/21	12/27	730	715	644	0.1%	(6) (7) (12) (28)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	473	0.1%	(6) (27)
						4,032	4,748	4,148

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	6,501	6,374	6,501	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	175	157	175	—%	(6) (7) (12) (28)
						6,676	6,531	6,676

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	6,136	5,821	6,024	0.9%	(3) (6) (7) (15) (28)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,314	2,193	2,276	0.3%	(3) (6)
		Common Stock (18,266,390 shares)	N/A	05/22	N/A		226	233	—%	(3) (6) (27)
						8,450	8,240	8,533

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	02/22	02/28	$3,170	$3,093	$3,135	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.5% Cash	02/22	02/28	—	(6)	(3)	—%	(6) (7) (12) (28)
		LLC Units (76.3 units)	N/A	02/22	02/28		76	86	—%	(6)
						3,170	3,163	3,218

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	03/22	03/29	3,084	3,098	2,859	0.4%	(3) (6) (7) (15) (28)
						3,084	3,098	2,859

Subtotal Non–Control / Non–Affiliate Investments (177.0%)						1,141,475	1,170,790	1,154,383

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	16,219	2.5%	(3) (27)
							14,646	16,219

Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	2,486	2,486	2,486	0.4%	(6) (12)
		Common Stock (497,228 shares)	N/A	12/23	N/A		4,871	4,871	0.7%	(6) (27)
						2,486	7,357	7,357

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,798	7,824	1.2%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,647	3,459	3,434	0.5%	(6)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		5,472	6,080	0.9%	(6) (27)
						11,957	16,729	17,338

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	07/21	07/28	2,740	2,695	2,740	0.4%	(6) (11) (28)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,230	2,246	0.3%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		45,934	72,041	11.0%	(6)
						4,986	50,859	77,027

Rocade Holdings LLC	Other Financial	Preferred LP Units (50,500 units)	SOFR + 6.0% PIK, 11.3% PIK	02/23	N/A		55,258	55,258	8.5%	(6) (12) (28)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	546	0.1%	(6) (27)
							55,258	55,804

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		11,441	5,523	0.8%	(27)
							11,441	5,523

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		25,036	15,470	2.4%	(3) (27)
							25,036	15,470

Subtotal Affiliate Investments (29.9%)						19,429	181,326	194,738

Total Investments, December 31, 2023 (206.9%)*						$1,160,904	$1,352,116	$1,349,121

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$22,960	A$35,907	BNP Paribas SA	01/10/24	$(1,568)
Foreign currency forward contract (AUD)	$569	A$867	HSBC Bank USA	01/10/24	(23)

Foreign currency forward contract (CAD)	$4,087	C$5,577	BNP Paribas SA	01/10/24	(137)
Foreign currency forward contract (CAD)	$182	C$245	HSBC Bank USA	01/10/24	(4)

Foreign currency forward contract (DKK)	$548	3,873kr.	BNP Paribas SA	01/10/24	(27)
Foreign currency forward contract (DKK)	$17	120kr.	HSBC Bank USA	01/10/24	(1)

Foreign currency forward contract (EUR)	$93,155	€88,305	BNP Paribas SA	01/10/24	(4,541)
Foreign currency forward contract (EUR)	$7,409	€6,840	HSBC Bank USA	01/10/24	(158)

Foreign currency forward contract (GBP)	$18,602	£15,328	BNP Paribas SA	01/10/24	(927)

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	BNP Paribas SA	01/10/24	(373)
Foreign currency forward contract (NZD)	$126	NZ$215	HSBC Bank USA	01/10/24	(10)

Foreign currency forward contract (NOK)	$1,946	21,024kr	BNP Paribas SA	01/10/24	(130)

Foreign currency forward contract (SEK)	$1,523	16,000kr	HSBC Bank USA	01/10/24	(69)

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	BNP Paribas SA	01/10/24	(148)
Total Foreign Currency Forward Contracts, December 31, 2023					$(8,116)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2023 represented 206.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.9% of total investments at fair value as of December 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2023 were as follows:

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$14,730	$—	$—	$—	$1,489	$16,219	$—
		14,730	—	—	—	1,489	16,219	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.0%, 13.3% Cash)	—	2,486	—	—	—	2,486	—
	Common Stock (497,228 shares)	—	4,871	—	—	—	4,871	—
		—	7,357	—	—	—	7,357	—

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	—	7,816	—	—	8	7,824	357
	Subordinated Term Loan (10.0% PIK)	—	3,440	—	—	(6)	3,434	186
	LLC Units (1,203,914.5 units)	—	6,366	—	—	(286)	6,080	—
		—	17,622	—	—	(284)	17,338	543

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	2,605	17,393	(17,249)	—	(9)	2,740	201
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	3	—	—	(3)	2,246	171
	LLC Units (44,197,541 units)	66,738	175	(307)	—	5,435	72,041	7,163
		71,589	17,571	(17,556)	—	5,423	77,027	7,535

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 11.3% PIK)	—	55,258	—	—	—	55,258	4,758
	Common LP Units (15.4 units)	—		—	—	546	546	—
		—	55,258	—	—	546	55,804	4,758

Thompson Rivers LLC	6.6% Member Interest	12,537	—	(7,328)	—	314	5,523	—
		12,537	—	(7,328)	—	314	5,523	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(7,222)	15,470	1,460
		20,212	2,480	—	—	(7,222)	15,470	1,460

Total Affiliate Investments		$119,068	$100,288	$(24,884)	$—	$266	$194,738	$14,296
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2023 was 3.84500%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2023 was 3.90900%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2023 was 3.86100%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2023 was 5.35472%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2023 was 5.33140%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2023 was 5.15772%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2023 was 5.19920%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2023 was 5.20530%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2023 was 5.13220%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2023 was 4.31000%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2023 was 4.35750%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2023 was 4.44500%.
(20)The interest rate on these loans is subject to 1Month CDOR, which as of December 31, 2023 was 5.45500%.
(21)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2023 was 5.44750%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2023 was 5.63000%.
(23)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2023 was 1.69524%.
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2023 was 4.59000%.
(25)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2023 was 4.05200%.
(26)Non-accrual investment.
(27)Investment is non-income producing.
(28)Position or portion thereof is an unfunded loan or equity commitment.

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(29)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$81,217	6.0%	12.5%
Automotive	16,830	1.2	2.6
Banking, Finance, Insurance and Real Estate	227,415	16.9	34.9
Beverage, Food and Tobacco	24,197	1.8	3.7
Capital Equipment	46,500	3.5	7.1
Chemicals, Plastics, and Rubber	25,679	1.9	3.9
Construction and Building	10,070	0.7	1.6
Consumer goods: Durable	25,563	1.9	3.9
Consumer goods: Non-durable	9,987	0.7	1.5
Containers, Packaging and Glass	23,032	1.7	3.5
Energy: Electricity	6,676	0.5	1.0
Energy: Oil and Gas	2,670	0.2	0.4
Environmental Industries	30,266	2.2	4.7
Healthcare and Pharmaceuticals	130,845	9.7	20.1
High Tech Industries	141,704	10.5	21.7
Hotel, Gaming and Leisure	19,595	1.5	3.0
Investment Funds and Vehicles	37,212	2.8	5.7
Media: Advertising, Printing and Publishing	32,570	2.4	5.0
Media: Broadcasting and Subscription	8,867	0.7	1.4
Media: Diversified and Production	45,924	3.4	7.1
Services: Business	201,007	14.9	30.8
Services: Consumer	69,643	5.2	10.7
Structured Products	32,763	2.4	5.0
Telecommunications	18,341	1.4	2.8
Transportation: Cargo	68,703	5.1	10.5
Transportation: Consumer	1,900	0.1	0.3
Utilities: Electric	9,945	0.7	1.5
Total	$1,349,121	100.0%	206.9%

(30)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%	151%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8	16
Structured products	29,479	2	26,173	2	4
Equity shares	162,731	12	192,641	14	30
Equity warrants	2	—	1,043	—	—
Investments in joint ventures	51,123	4	37,212	3	6
	$1,352,116	100%	$1,349,121	100%	207%

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $381.6 billion in assets under management as of December 31, 2023.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statement of Operations.
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
Recently Issued Accounting Standards
In June 2022, the FASB issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements.

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
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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
Valuation of Investment in Banff Partners L.P., Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners L.P., Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using the NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2023 and 2022. The weighted average range of unobservable inputs is based on fair value of investments.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$844,635	Yield Analysis	Market Yield	7.8% – 19.6%	11.2%	Decrease
	7,247	Market Approach	Adjusted EBITDA Multiple	1.1x– 12.5x	3.5x	Increase
	84,483	Recent Transaction	Transaction Price	97.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	85,803	Yield Analysis	Market Yield	8.5% – 18.9%	13.1%	Decrease
	4,986	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	670	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares(4)	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	162,996	Market Approach	Adjusted EBITDA Multiple	4.8x – 30.0x	11.2x	Increase
	1,390	Market Approach	Revenue Multiple	6.5x – 9.5x	6.8x	Increase
	6,080	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	2,131	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	5,203	Recent Transaction	Transaction Price	$1.00 – $10.00	$9.64	Increase
Equity warrants	1,043	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.5x	Increase

(1) Excludes investments with an aggregate fair value amounting to $12,714, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $5,392, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $14,915, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $5,975, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the year ended December 31, 2023, one equity position with a fair value of $2.6 million and four senior debt and first lien note positions with a fair value of $7.1 million transitioned from a yield analysis to a market approach valuation model. In addition, one structured product position with a fair value of $6.5 million transitioned from a discounted cash flow analysis to a broker quote valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$727,410	Yield Analysis	Market Yield	7.7% – 30.6%	11.0%	Decrease
	8,768	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Increase
	129,646	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	88,432	Yield Analysis	Market Yield	9.3% – 16.6%	12.8%	Decrease
	4,851	Market Approach	Adjusted EBITDA Multiple	9.0x	9.0x	Increase
	342	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	7,584	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
Equity shares(4)	9,462	Yield Analysis	Market Yield	15.7% – 17.8%	16.6%	Decrease
	94,314	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.5x	Increase
	1,152	Market Approach	Revenue Multiple	6.5x – 7.0x	6.8x	Increase
	220	Market Approach	Adjusted EBITDA/Revenue Multiple Blend	5.8x	5.8x	Increase
	1,288	Net Asset Approach	Liabilities	$(8,941.8)	$(8,941.8)	Decrease
	3,700	Recent Transaction	Transaction Price	$0.00– $1,015.13	$620.80	Increase
Equity warrants	476	Market Approach	Adjusted EBITDA Multiple	6.5x – 17.5x	7.4x	Increase
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both December 31, 2023 and December 31, 2022, the Company had one investment that was on non-accrual.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and amendment fees, and are recorded as investment income when earned.
Fee income for the years ended December 31, 2023, 2022, and 2021, was as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Recurring Fee Income:
Amortization of loan origination fees	$3,916	$3,161	$1,458
Management, valuation and other fees	1,309	1,142	497
Total Recurring Fee Income	5,225	4,303	1,955
Non-Recurring Fee Income:
Prepayment fees	394	446	73
Acceleration of unamortized loan origination fees	1,100	1,112	961
Advisory, loan amendment and other fees	541	627	360
Total Non-Recurring Fee Income	2,035	2,185	1,394
Total Fee Income	$7,260	$6,488	$3,349
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in “Prepaid expenses and other assets” and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s amended registration statement on Form 10, as filed with the SEC on August 5, 2020.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of December 31, 2023 and 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2023 and 2022, the Company’s largest single portfolio company investment represented approximately 5.7% and 5.8%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2023, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of December 31, 2023, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 58 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish krona and 23 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, 49 investments that were denominated in Euros, one investment that was denominated in Swiss francs and 24 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rate fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statements of Operations.
In addition, for the years ended December 31, 2023 and 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2023:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
March 23, 2021	March 31, 2021	April 30, 2021	$0.38	$1,113	$1,817	$2,930
May 6, 2021	June 9, 2021	June 16, 2021	0.45	1,931	2,599	4,530
August 5, 2021	August 10, 2021	September 15, 2021	0.50	3,151	3,374	6,525
November 9, 2021	November 24, 2021	December 1, 2021	0.50	4,718	3,809	8,527
Total 2021 dividends and distributions			$1.83	$10,913	$11,599	$22,512
February 23, 2022	March 9, 2022	March 16, 2022	$0.51	$6,203	$4,821	$11,024
May 5, 2022	June 8, 2022	June 15, 2022	0.52	7,895	6,114	14,009
August 9, 2022	September 7, 2022	September 14, 2022	0.53	8,047	6,373	14,420
November 10, 2022	December 7, 2022	December 14, 2022	0.54	8,198	6,650	14,848
Total 2022 dividends and distributions			$2.10	$30,343	$23,958	$54,301
February 23, 2023	March 8, 2023	March 15, 2023	$0.60	$9,152	$7,525	$16,677
May 4, 2023	May 31, 2023	June 14, 2023	0.62	9,460	7,988	17,448
August 9, 2023	August 30, 2023	September 13, 2023	0.63	9,617	8,342	17,959
November 9, 2023	November 29, 2023	December 13, 2023	0.63	9,653	8,545	18,198
Total 2023 dividends and distributions			$2.48	$37,882	$32,400	$70,282
Per Share Amounts
Per share amounts included in the Consolidated Statements of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. NAV per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of December 31, 2023, BIIL had approximately £15.2 billion in assets under management.
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $2.0 million, $1.6 million, and $0.7 million, respectively. As of December 31, 2023, the Base Management Fee of $0.5 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $0.4 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on capital gains (the “Capital Gains Fee”), which are described in more detail below.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $11.5 million, $6.8 million and

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
$3.7 million, respectively. As of December 31, 2023, the Income-Based Fee of $3.1 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2022, the Income-Based Fee of $0.8 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
For the year ended December 31, 2023, the Company did not accrue any Capital Gains Fees. For the year ended December 31, 2022, the Company reduced the Capital Gains Fees accrual by $2.1 million. For the year ended December 31, 2021, the Company accrued $1.2 million of Capital Gains Fees.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other method conforming with U.S. generally accepted accounting principles, or U.S. GAAP;
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
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million, $1.3 million and $0.8 million, respectively. As of December 31, 2023, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%	151%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8	16
Structured products	29,479	2	26,173	2	4
Equity shares	162,731	12	192,641	14	30
Equity warrants	2	—	1,043	—	—
Investments in joint ventures	51,123	4	37,212	3	6
	$1,352,116	100%	$1,349,121	100%	207%
December 31, 2022:
Senior debt and 1st lien notes	$950,985	75%	$920,219	72%	153%
Subordinated debt and 2nd lien notes	127,970	10	123,244	11	20
Structured products	32,015	3	28,321	3	5
Equity shares	94,592	8	113,666	7	19
Equity warrants	70	—	476	—	—
Investments in joint ventures	55,971	4	47,479	7	8
	$1,261,603	100%	$1,233,405	100%	205%
During the year ended December 31, 2023, the Company made new investments totaling $99.2 million, made investments in existing portfolio companies totaling $91.7 million, made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a $50.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the year ended December 31, 2022, the Company made new investments totaling $495.6 million, made investments in existing portfolio companies totaling $83.9 million and made additional investments in joint venture equity portfolio companies totaling $10.8 million.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets	December 31, 2022	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$81,217	6.0%	12.5%	$69,976	5.7%	11.6%
Automotive	16,830	1.2	2.6	16,920	1.4	2.8
Banking, Finance, Insurance and Real Estate	227,415	16.9	34.9	164,399	13.3	27.3
Beverage, Food and Tobacco	24,197	1.8	3.7	37,156	3.0	6.2
Capital Equipment	46,500	3.5	7.1	42,407	3.4	7.1
Chemicals, Plastics, and Rubber	25,679	1.9	3.9	28,445	2.3	4.7
Construction and Building	10,070	0.7	1.6	10,146	0.8	1.7
Consumer goods: Durable	25,563	1.9	3.9	22,888	1.9	3.8
Consumer goods: Non-durable	9,987	0.7	1.5	9,078	0.7	1.5
Containers, Packaging and Glass	23,032	1.7	3.5	23,430	1.9	3.9
Energy: Electricity	6,676	0.5	1.0	—	—	—
Energy: Oil and Gas	2,670	0.2	0.4	2,742	0.2	0.5
Environmental Industries	30,266	2.2	4.7	29,343	2.4	4.9
Healthcare and Pharmaceuticals	130,845	9.7	20.1	105,574	8.6	17.5
High Tech Industries	141,704	10.5	21.7	129,594	10.5	21.5
Hotel, Gaming and Leisure	19,595	1.5	3.0	18,221	1.5	3.0
Investment Funds and Vehicles	37,212	2.8	5.7	47,479	3.8	7.9
Media: Advertising, Printing and Publishing	32,570	2.4	5.0	33,725	2.7	5.6
Media: Broadcasting and Subscription	8,867	0.7	1.4	13,068	1.1	2.2
Media: Diversified and Production	45,924	3.4	7.1	25,862	2.1	4.3
Metals and Mining	—	—	—	9,923	0.8	1.7
Services: Business	201,007	14.9	30.8	204,822	16.6	34.0
Services: Consumer	69,643	5.2	10.7	62,441	5.1	10.4
Structured Products	32,763	2.4	5.0	33,387	2.7	5.5
Telecommunications	18,341	1.4	2.8	15,795	1.3	2.6
Transportation: Cargo	68,703	5.1	10.5	63,654	5.2	10.6
Transportation: Consumer	1,900	0.1	0.3	5,442	0.4	0.9
Utilities: Electric	9,945	0.7	1.5	7,488	0.6	1.2
Total	$1,349,121	100.0%	206.9%	$1,233,405	100.0%	204.9%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2023 and 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,079	$949,079	$985,158
Subordinated debt and 2nd lien notes	—	10,043	96,851	106,894
Structured products	—	11,258	14,915	26,173
Equity shares	78	—	192,563	192,641
Equity warrants	—	—	1,043	1,043
Investments subject to leveling	$78	$57,380	$1,254,451	$1,311,909
Investment in joint ventures (1)				37,212
				$1,349,121

	Fair Value at December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$48,026	$872,193	$920,219
Subordinated debt and 2nd lien notes	—	25,439	97,805	123,244
Structured products	—	14,111	14,210	28,321
Equity shares	32	756	112,878	113,666
Equity warrants	—	—	476	476
Investments subject to leveling	$32	$88,332	$1,097,562	$1,185,926
Investment in joint ventures (1)				47,479
				$1,233,405

(1) The Company's investments in Banff, Thompson Rivers and Waccamaw River (each as defined below) are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	162,890	23,187	—	63,883	—	249,960
Transfers into (out of) Level 3, net	(2)	16,664	1,767	517	—	18,946
Proceeds from sales of investments	(35,122)	—	—	(821)	—	(35,943)
Loan origination fees received	(3,542)	(61)	—	—	—	(3,603)
Principal repayments received	(64,347)	(46,433)	(1,777)	—	—	(112,557)
Payment in kind interest/dividends	3,069	2,849	—	6,797	—	12,715
Accretion of loan premium/discount	418	728	—	—	—	1,146
Accretion of deferred loan origination revenue	4,510	391	—	—	—	4,901
Realized gain (loss)	(3,017)	(161)	—	140	(68)	(3,106)
Unrealized appreciation (depreciation)	12,029	1,882	715	9,169	635	24,430
Fair value, end of period	$949,079	$96,851	$14,915	$192,563	$1,043	$1,254,451

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Warrants	Total
Fair value, beginning of period	$584,289	$76,826	$—	$57,526	$—	$718,641
New investments	458,612	39,565	7,533	32,106	2	537,818
Transfers into (out of) Level 3, net	(14,271)	(10,825)	9,811	3,518	28	(11,739)
Proceeds from sales of investments	(75,419)	(3,407)	—	—	—	(78,826)
Loan origination fees received	(10,074)	(707)	—	—	—	(10,781)
Principal repayments received	(45,838)	(449)	(714)	—	—	(47,001)
Payment in kind interest/dividends	1,338	1,492	—	1,089	—	3,919
Accretion of loan premium/discount	221	114	—	—	—	335
Accretion of deferred loan origination revenue	3,706	223	—	—	—	3,929
Realized gain (loss)	(4,213)	7	—	—	—	(4,206)
Unrealized appreciation (depreciation)	(26,158)	(5,034)	(2,420)	18,639	446	(14,527)
Fair value, end of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $19.4 million during the year ended December 31, 2023 was related to portfolio company investments that were still held by the Company as of December 31, 2023. Pre-tax net unrealized appreciation on Level 3 investments of $17.1 million during the year ended December 31, 2022 was related to portfolio company investments that were still held by the Company as of December 31, 2022.
During the year ended December 31, 2023, the Company made investments of approximately $181.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2023, the Company made investments of $62.2 million in companies to which it was previously committed to provide such financing.
During the year ended December 31, 2022, the Company made investments of approximately $532.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2022, the Company made investments of $58.1 million in companies to which it was previously committed to provide such financing.
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2023, the Company held a 10.0% partnership interest in Banff. As of December 31, 2023, the cost and fair value of the Company's investment in Banff was $14.6 million and $16.2 million, respectively. As of December 31, 2022, the cost and fair value of the Company’s investment in Banff was $14.6 million and $14.7 million, respectively.
For the years ended December 31, 2023 and December 31, 2022, Banff declared nil and $9.4 million in dividends, respectively, of which nil and $0.9 million, respectively was recognized as dividend income in the Company’s Consolidated Statements of Operations.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $146.5 million as of December 31, 2023, as compared to $159.5 million as of December 31, 2022. As of December 31, 2023, Banff’s investments had an aggregate cost of $151.9 million, as compared to $167.8 million as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$147,990	97%	$142,490	97%
Subordinated debt and 2nd lien notes	3,917	3	3,987	3
	$151,907	100%	$146,477	100%
December 31, 2022:
Senior debt and 1st lien notes	$163,928	98%	$155,695	98%
Subordinated debt and 2nd lien notes	3,905	2	3,828	2
	$167,833	100%	$159,523	100%
As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of Banff’s outstanding debt investments was approximately 10.6% and 8.9%, respectively.
The industry composition of Banff’s investments at fair value at December 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	December 31, 2023		December 31, 2022
Aerospace and Defense	$15,125	10.3%	$14,758	9.3%
Banking, Finance, Insurance and Real Estate	16,325	11.2	21,747	13.6
Beverage, Food and Tobacco	7,531	5.1	5,718	3.6
Chemicals, Plastics, and Rubber	1,269	0.9	1,269	0.8
Construction and Building	1,364	0.9	1,490	0.9
Consumer Goods: Durable	1,725	1.2	1,886	1.2
Consumer Goods: Non-durable	6,205	4.2	5,958	3.7
Containers, Packaging and Glass	6,607	4.5	6,450	4.0
Healthcare and Pharmaceuticals	17,205	11.8	17,003	10.7
High Tech Industries	20,942	14.3	17,086	10.7
Media: Advertising, Printing and Publishing	1,957	1.3	—	—
Media: Diversified and Production	4,306	2.9	2,234	1.4
Services: Business	21,900	15.0	39,363	24.7
Services: Consumer	12,509	8.5	12,272	7.7
Telecommunications	3,243	2.2	3,038	1.9
Transportation: Cargo	8,264	5.7	9,251	6
Total	$146,477	100%	$159,523	100%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at December 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	December 31, 2023		December 31, 2022
Australia	$4,449	3.0%	$4,357	2.7%
Belgium	7,531	5.1	5,718	3.6
Canada	2,221	1.5	2,466	1.5
France	28,669	19.6	34,467	21.6
Germany	7,277	5.0	6,980	4.4
Hong Kong	6,033	4.1	6,830	4.3
Netherlands	9,193	6.3	8,619	5.4
New Zealand	2,596	1.8	2,469	1.5
Singapore	3,984	2.7	3,964	2.5
United Kingdom	20,401	13.9	28,634	18.0
USA	54,123	37.0	55,019	34.5
Total	$146,477	100.0%	$159,523	100.0%
Banff’s credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, initially closed on August 26, 2022 and had approximately $19.2 million and $19.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both December 31, 2023 and December 31, 2022, the Company had sold $187.9 million of its investments to Banff. For the years ended December 31, 2023 and December 31, 2022, the Company realized a loss on the sales of its investments to Banff of nil  and $2.4 million, respectively. As of both December 31, 2023 and December 31, 2022, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2023. As of December 31, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2023 and 2022, Thompson Rivers declared $111.0 million and $261.9 million in dividends, respectively, of which nil and $3.8 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2023 and 2022, the Company recognized $7.3 million and $13.5 million, respectively, of the dividends as a return of capital.
As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 billion in Ginnie Mae early buyout loans and $65.1 million in cash. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of December 31, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $83.5 million and $224.2 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $170.8 million and $428.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $50.0 million and $184.2 million outstanding as of December 31, 2023 and December 31, 2022, respectively.

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
As of December 31, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318	$32,318
Total contributed capital by all members(2)	$482,083	$482,083
Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.2 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $1.7 million of recallable return of capital) as of December 31, 2023. As of December 31, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
For the years ended December 31, 2023 and 2022, Waccamaw River declared $7.3 million and $9.3 million in dividends, respectively, of which $1.5 million and $1.9 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations.
As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $71.0 million and $72.3 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $51.3 million and $44.8 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings Capital Investment Corporation	$26,730	$24,250
Total contributed capital by all members(1)	$139,020	$126,620

Total return of capital (recallable) by Barings Capital Investment Corporation	$—	$(1,730)
Total return of capital (recallable) by all members	$—	$(14,020)	(2)

Total unfunded commitments by Barings Capital Investment Corporation	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $85.6 million and $78.1 million of total contributed capital by related parties as of December 31, 2023 and December 31, 2022, respectively.
(2)Includes ($10.6) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of December 31, 2023 and December 31, 2022, $2.7 million and $2.6 million, respectively of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of December 31, 2023, was $50.5 million and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2023 and 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2023	December 31, 2023	December 31, 2022
Credit Facility:
January 15, 2021	April 30, 2026	7.401%	$644,463	$581,436
Total Credit Facility			$644,463	$581,436
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(157)	(284)
Total Notes			$99,843	$99,716
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 188.7% as of December 31, 2023.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of December 31, 2023, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2023, the Company had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £31.2 million ($39.8 million U.S. dollars) with an interest rate of 7.370% (one month SONIA of 5.220%), borrowings denominated in Euros of €61.5 million ($67.9 million U.S. dollars) with an interest rate of 6.025% (one month EURIBOR of 3.875%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.8 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.500%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2023 and December 31, 2022, the fair values of the borrowings outstanding under the ING Credit Facility was $644.5 million, and $581.4 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2023, the Company was in compliance with all covenants under the February 2022 NPA.
The February 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February 2027 Notes have not and will not be registered under the Securities Act or any

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of December 31, 2023 and December 31, 2022, the fair values of the February 2027 Notes was $90.2 million and $85.7 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2023 and 2022, the Company recorded a net expense of $0.8 million and $0.5 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2023, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

($ in thousands)	December 31,
	2023	2022	2021
Additional paid-in capital	$50	$(472)	$(373)
Total distributable earnings	$(50)	$472	$373
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2020-2022), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023, 2022 and 2021 is as follows:

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

($ in thousands)	Year Ended December 31,
	2023	2022	2021
Ordinary income	$68,692	$54,301	$22,512
Distribution of realized gains	1,591	—	—
Distributions on a tax basis	$70,283	$54,301	$22,512
At December 31, 2023, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of Capital Gains Fees, organizational costs and the tax treatment of certain partnership investments, as follows:

($ in thousands)	December 31,
	2023	2022	2021
Undistributed net investment income	$19,917	$13,499	$5,583
Accumulated capital gains (losses)	(5,866)	887	—
Other temporary differences	(157)	(172)	(2,245)
Unrealized appreciation (depreciation)	2,622	(15,145)	15,838
Components of distributable earnings at year end	$16,516	$(931)	$19,176
Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2023, the Company estimates that it will have a capital loss carryforward of approximately $5.9 million ($2.3 million of short-term capital losses and $3.6 million long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2022, the Company did not have a capital loss carryforward.
For federal income tax purposes, the cost of investments owned as of December 31, 2023 and 2022 was approximately $1,344.7 million and $1,249.1 million, respectively. As of December 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $2.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.6 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $15.1 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $56.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $71.3 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had a net deferred tax liability of $0.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2022, the Company had a net deferred tax liability of $0.4 million pertaining to operating losses and tax basis differences related to certain partnership interests
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of December 31, 2023 and 2022:

As of December 31, 2023: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$22,960	A$35,907	01/10/24	$(1,568)	Derivative liabilities
Foreign currency forward contract (AUD)	$569	A$867	01/10/24	(23)	Derivative liabilities

Foreign currency forward contract (CAD)	$4,087	C$5,577	01/10/24	(137)	Derivative liabilities
Foreign currency forward contract (CAD)	$182	C$245	01/10/24	(4)	Derivative liabilities

Foreign currency forward contract (DKK)	$548	3,873kr.	01/10/24	(27)	Derivative liabilities
Foreign currency forward contract (DKK)	$17	120kr.	01/10/24	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	$93,155	€88,305	01/10/24	(4,541)	Derivative liabilities
Foreign currency forward contract (EUR)	$7,409	€6,840	01/10/24	(158)	Derivative liabilities

Foreign currency forward contract (GBP)	$18,602	£15,328	01/10/24	(927)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	01/10/24	(373)	Derivative liabilities
Foreign currency forward contract (NZD)	$126	NZ$215	01/10/24	(10)	Derivative liabilities

Foreign currency forward contract (NOK)	$1,946	kr21,024	01/10/24	(130)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,523	16,000kr	01/10/24	(69)	Derivative liabilities

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	01/10/24	(148)	Derivative liabilities
Total				$(8,116)

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2022: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,294	$26,337	01/09/23	$408	Derivative assets
Foreign currency forward contract (AUD)	A$2,000	$1,374	01/09/23	(12)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,835	A$41,294	01/09/23	(1,272)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,797	A$39,836	04/11/23	(420)	Derivative liabilities

Foreign currency forward contract (CAD)	C$6,033	$4,435	01/09/23	23	Derivative assets
Foreign currency forward contract (CAD)	$4,428	C$6,033	01/09/23	(29)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,301	C$5,844	04/11/23	(22)	Derivative liabilities

Foreign currency forward contract (DKK)	3,720kr.	$531	01/09/23	4	Derivative assets
Foreign currency forward contract (DKK)	$494	3,720kr.	01/09/23	(42)	Derivative liabilities
Foreign currency forward contract (DKK)	$542	3,770kr.	04/11/23	(4)	Derivative liabilities

Foreign currency forward contract (EUR)	€83,782	$88,963	01/09/23	711	Derivative assets
Foreign currency forward contract (EUR)	$82,670	€83,782	01/09/23	(7,005)	Derivative liabilities
Foreign currency forward contract (EUR)	$91,411	€85,552	04/11/23	(734)	Derivative liabilities

Foreign currency forward contract (GBP)	£19,224	$23,352	01/09/23	(132)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,343	£19,224	01/09/23	(1,878)	Derivative liabilities
Foreign currency forward contract (GBP)	$19,375	£16,013	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$9,080	$5,707	01/09/23	53	Derivative assets
Foreign currency forward contract (NZD)	NZ$3,000	$1,936	01/09/23	(33)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,701	NZ$11,738	01/09/23	(745)	Derivative liabilities
Foreign currency forward contract (NZD)	$213	NZ$342	01/09/23	(4)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,747	NZ$9,139	04/11/23	(54)	Derivative liabilities

Foreign currency forward contract (NOK)	kr19,278	$1,960	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,767	kr18,890	01/09/23	(153)	Derivative liabilities
Foreign currency forward contract (NOK)	$39	kr388	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$1,970	kr19,301	04/11/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$74	kr725	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	1,423Fr.	$1,537	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$1,262	1,223Fr.	01/09/23	(62)	Derivative liabilities
Foreign currency forward contract (CHF)	$206	200Fr.	01/09/23	(10)	Derivative liabilities
Foreign currency forward contract (CHF)	$1,552	1,422Fr.	04/11/23	(2)	Derivative liabilities
Total				$(11,420)
As of December 31, 2023 and 2022, the total fair value of the Company’s foreign currency forward contracts was $(8.1) million and $(11.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
As of both December 31, 2023 and December 31, 2022, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both December 31, 2023 and December 31, 2022, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2023 and 2022 were as follows:

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Accurus Aerospace Corporation (1)(2)	Revolver	$254	$461
Adhefin International(1)(3)	Delayed Draw Term Loan	419	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	236	—
AirX Climate Solutions, Inc.(1)(2)	Revolver	96	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,634	—
Americo Chemical Products, LLC(1)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	—	909
Amtech LLC(1)	Revolver	145	182
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	—	171
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	665	761
Arc Education(1)(3)	Delayed Draw Term Loan	1,291	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	271	395
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	84
ASC Communications, LLC(1)	Revolver	659	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	471	683
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	982	976
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	429	641
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Bariacum S.A(1)(3)	Acquisition Facility	—	640
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,006	3,189
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,580	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	126	122
BrightSign LLC(1)(2)	Revolver	238	715
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	106
Cascade Residential Services LLC(1)(2)	Delayed Draw Term Loan	993	—
Cascade Residential Services LLC(1)(2)	Revolver	165	—
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	—	1,610
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)(2)	Revolver	556	472
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	523	505
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	187	177
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	714	912
DISA Holdings Corp.(1)	Revolver	226	277
Dune Group(1)(2)(3)	Delayed Draw Term Loan	704	980
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	—	1,845

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Eclipse Business Capital, LLC(1)	Revolver	8,490	8,625
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	—	3,532
EMI Porta Holdco LLC(1)(2)	Revolver	173	631
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	187
eShipping, LLC(1)	Delayed Draw Term Loan	—	1,923
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	—	352
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,821	1,759
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	990	—
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	—	240
Finexvet(1)(3)	Delayed Draw Term Loan	650	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	524	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	—	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	3,779
GB Eagle Buyer, Inc .(1)	Revolver	1,935	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	276	301
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	53	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	120	255
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	167	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	253	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	—	95
HEKA Invest(1)(3)	Delayed Draw Term Loan	575	555
HemaSource, Inc.(1)	Revolver	710	—
HomeX Services Group LLC(1)	Delayed Draw Term Loan	338	—
HomeX Services Group LLC(1)	Revolver	135	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)	Revolver	682	682
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	176	834
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	971	1,235
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	—	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57	55
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	620	—
InvoCare Limited(1)(5)	Delayed Draw Term Loan	155	—
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	656	744
ISTO Technologies II, LLC(1)(2)	Revolver	238	—
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	—	103

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
ITI Intermodal, Inc.(1)(2)	Revolver	595	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	334	428
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,574	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	1,203	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,121	1,250
LeadsOnline, LLC(1)	Revolver	1,640	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	530
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	18	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106	106
Marshall Excelsior Co.(1)(2)	Revolver	133	250
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	311
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	387	398
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	338	335
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	77	—
Moonlight Bidco Limited(1)(2)	Delayed Draw Term Loan	562	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	—	553
Narda Acquisitionco., Inc.(1)	Revolver	684	615
NAW Buyer, LLC(1)	Delayed Draw Term Loan	1,515	—
NAW Buyer, LLC(1)	Revolver	303	—
NeoxCo(1)(3)	Delayed Draw Term Loan	497	—
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	—
Next Holdco, LLC(1)	Revolver	73	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	—	810
NF Holdco, LLC(1)(2)	Revolver	442	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	479	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	685	303
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,505
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	187
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	262	—
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Delayed Draw Term Loan	—	3,629
Premium Invest(1)(3)	Acquisition Facility	428	—
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	—
Process Insights Acquisition, Inc.(1)	Revolver	676	—
ProfitOptics, LLC(1)(2)	Revolver	84	194
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	174	210

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	206	727
Qualified Industries, LLC(1)	Revolver	242	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,860	2,763
R1 Holdings, LLC(1)	Delayed Draw Term Loan	841	1,311
R1 Holdings, LLC(1)	Revolver	973	801
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,309	3,309
Randys Holdings, Inc.(1)	Revolver	995	1,178
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	—	362
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	735
Rocade Holdings LLC(1)	Preferred Equity	4,500	—
Rock Labor, LLC(1)	Delayed Draw Term Loan	625	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	461	1,104
Royal Buyer, LLC(1)	Revolver	670	670
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,451
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	16	2,076
SBP Holdings LP(1)	Delayed Draw Term Loan	75	—
SBP Holdings LP(1)	Revolver	532	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	—	416
Scaled Agile, Inc.(1)(2)	Revolver	280	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	1,135
Scout Bidco B.V.(1)(2)(3)	Revolver	320	515
Sereni Capital NV(1)(3)	Term Loan	—	109
Sinari Invest(1)(3)	Delayed Draw Term Loan	617	—
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	312	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,176
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	2,294	—
SmartShift Group, Inc.(1)	Revolver	1,101	—
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	—	2,255
Solo Buyer, L.P.(1)(2)	Revolver	798	1,197
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	90	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	937	3,750
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,487	1,683
Superjet Buyer, LLC(1)	Revolver	1,095	1,460
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	—	1,142
Syntax Systems Ltd(1)	Revolver	231	199
Tank Holding Corp.(1)	Revolver	480	545
Tank Holding Corp.(1)	Delayed Draw Term Loan	409	—
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,153	1,088

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Techone B.V.(1)(2)(3)	Revolver	94	61
Tencarva Machinery Company, LLC(1)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	1,758	2,707
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,413
Trader Corporation(1)(6)	Revolver	177	173
Trintech, Inc.(1)	Revolver	255	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,469	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	974	974
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	840	—
UBC Ledgers Holding AB(1)(9)	Revolver	278	—
Union Bidco Limited(1)(4)	Acquisition Facility	83	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	683	1,170
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	479	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	234	1,060
Waccamaw River LLC(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	1,250	—
Whitcraft Holdings, Inc.(1)	Revolver	880	—
White Bidco Limited(1)(2)	Delayed Draw Term Loan	257	—
Woodland Foods, LLC(1)(2)	Line of Credit	318	213
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	—	1,165
WWEC Holdings III Corp(1)	Revolver	757	512
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,062	2,372
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,466	676
ZB Holdco LLC(1)	Revolver	423	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,333	1,258
Total unused commitments to extend financing		$114,328	$143,252
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
(9)Actual commitment amount is denominated in Swedish Kronor. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended	Year Ended	Year Ended	For the period from July 13, 2020 (commencement of operations) to
($ in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per share data:
Net asset value at beginning of period	$21.66	$22.43	$21.58	$—
Net investment income(1)	2.81	2.43	2.06	0.25
Net realized gain (loss) on investments / foreign currency transactions(1)	(0.53)	0.58	(0.37)	0.46
Net unrealized appreciation (depreciation) on investments / foreign currency transactions(1)	0.81	(1.67)	1.00	0.87
Total increase from investment operations(1)	3.09	1.34	2.69	1.58
Dividends paid to stockholders from net investment income	(2.42)	(2.00)	(1.63)	—
Dividends paid to stockholders from short-term realized gains	(0.06)	(0.10)	(0.20)	—
Total dividends declared	(2.48)	(2.10)	(1.83)	—
Issuance of common stock	—	—	—	20.00
Loss on extinguishment of debt(1)	—	(0.01)	(0.01)
Net asset value at end of period	$22.27	$21.66	$22.43	$21.58
Shares outstanding at end of period	29,270,679	27,795,215	21,614,872	4,976,474
Net assets at end of period	$651,996	$602,099	$484,828	$107,391
Average net assets	$629,533	$580,945	$252,500	$47,452
Ratio of total expenses to average net assets (annualized)(2)(3)	11.05%	6.31%	6.67%	9.41%
Ratio of net investment income to average net assets (annualized)(2)(3)	12.70%	10.81%	9.62%	7.19%
Portfolio turnover ratio (annualized)	13.23%	16.42%	51.91%	57.14%
Total return(4)	14.93%	5.95%	12.85%	7.90%
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
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020, beginning NAV is assumed to be the first share issuance at $20.00 per share. The total return calculation for the period from July 13, 2020 (commencement of operations) to December 31, 2020 is not annualized.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2023. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total investment income	$34,239	$38,048	$37,314	$39,899
Net investment income	18,871	20,756	19,502	20,818
Net increase (decrease) in net assets resulting from operations	25,493	17,552	24,080	20,654
Net investment income per share	$0.68	$0.74	$0.68	$0.72

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment income	$19,320	$23,076	$26,431	$30,671
Net investment income	$12,016	$16,256	$15,398	$19,339
Net increase in net assets resulting from operations	$17,083	$2,882	$15,143	$(1,386)
Net investment income per share	$0.54	$0.60	$0.56	$0.70
10. Subsequent Events
On February 22, 2024, the Board declared a quarterly distribution of $0.64 per share payable on March 13, 2024 to holders of record as of February 28, 2024.