Form 10-Q
period 2024-03-31
Barings Capital Investment Corp
filed 2024-05-07
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 7, 2024 was 29,672,058.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,175,926 and $1,170,790 as of March 31, 2024 and December 31, 2023, respectively)	$1,165,223	$1,154,383
Affiliate investments (cost of $183,943 and $181,326 as of March 31, 2024 and December 31, 2023, respectively)	197,825	194,738
Total investments at fair value	1,363,048	1,349,121
Cash	21,574	27,766
Foreign currencies (cost of $10,107 and $8,229 as of March 31, 2024 and December 31, 2023, respectively)	9,955	8,460
Interest and fees receivable	20,418	26,595
Prepaid expenses and other assets	117	169
Derivative assets	3,801	—
Deferred financing fees	1,995	2,234
Receivable from unsettled transactions	437	504
Total assets	$1,421,345	$1,414,849
Liabilities:
Accounts payable and accrued liabilities	$1,436	$2,101
Interest payable	3,152	4,224
Administrative fees payable	243	224
Base management fees payable	519	518
Incentive management fees payable	3,199	3,062
Derivative liabilities	276	8,116
Payable from unsettled transactions	2	302
Borrowings under credit facility	642,422	644,463
Notes payable (net of deferred financing fees)	99,855	99,843
Total liabilities	751,104	762,853
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 29,672,058 and 29,270,679 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	29	29
Additional paid-in capital	644,390	635,451
Total distributable earnings	25,822	16,516
Total net assets	670,241	651,996
Total liabilities and net assets	$1,421,345	$1,414,849
Net asset value per share	$22.59	$22.27
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$29,846	$27,207
Affiliate investments	340	113
Total interest income	30,186	27,320
Dividend income:
Non-Control / Non-Affiliate investments	800	562
Affiliate investments	3,150	2,917
Total dividend income	3,950	3,479
Fee and other income:
Non-Control / Non-Affiliate investments	1,574	1,676
Affiliate investments	22	10
Total fee and other income	1,596	1,686
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,402	1,743
Affiliate investments	91	—
Total payment-in-kind interest income	1,493	1,743
Interest income from cash	13	11
Total investment income	37,238	34,239
Operating expenses:
Interest and other financing fees	13,540	11,293
Base management fee (Note 2)	519	486
Incentive management fees (Note 2)	3,199	2,699
Other general and administrative expenses (Note 2)	817	866
Total operating expenses	18,075	15,344
Net investment income before taxes	19,163	18,895
Income taxes, including excise tax expense	150	24
Net investment income after taxes	19,013	18,871

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,867)	$(224)
Net realized gains (losses) on investments	(3,867)	(224)
Foreign currency transactions	(92)	467
Forward currency contracts	(6,541)	(10,175)
Net realized gains (losses)	(10,500)	(9,932)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	5,754	6,125
Affiliate investments	470	3,452
Net unrealized appreciation (depreciation) on investments	6,224	9,577
Foreign currency transactions	1,661	(2,634)
Forward currency contracts	11,641	9,611
Net unrealized appreciation (depreciation)	19,526	16,554
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	9,026	6,622
Net increase in net assets resulting from operations	$28,039	$25,493
Net investment income per share — basic and diluted	$0.65	$0.68
Net increase in net assets resulting from operations per share — basic and diluted	$0.96	$0.92
Dividends/distributions per share:
Total dividends/distributions	$0.64	$0.60
Weighted average shares outstanding — basic and diluted	29,350,073	27,856,974
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	18,871	18,871
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(9,932)	(9,932)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	16,554	16,554
Dividends/distributions	347,397	—	7,525	(16,678)	(9,153)
Balance, March 31, 2023	28,142,612	$28	$610,527	$7,884	$618,439

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—	—	19,013	19,013
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,500)	(10,500)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	19,526	19,526
Dividends/distributions	401,379	—	8,939	(18,733)	(9,794)
Balance, March 31, 2024	29,672,058	$29	$644,390	$25,822	$670,241
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$28,039	$25,493
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(51,561)	(118,902)
Repayments received / sales of portfolio investments	43,227	21,554
Loan origination and other fees received	826	1,515
Net realized (gain) loss on investments	3,867	224
Net realized (gain) loss on foreign currency transactions	92	(467)
Net realized (gain) loss on forward currency contracts	6,541	10,175
Net unrealized (appreciation) depreciation of investments	(6,224)	(9,577)
Net unrealized (appreciation) depreciation of foreign currency transactions	(1,661)	2,634
Net unrealized (appreciation) depreciation of forward currency contracts	(11,641)	(9,611)
Payment-in-kind interest / dividends	(3,681)	(2,972)
Amortization of deferred financing fees	252	253
Accretion of loan origination and other fees	(1,292)	(1,129)
Amortization / accretion of purchased loan premium / discount	(198)	(334)
Payments for derivative contracts	(8,116)	(11,377)
Proceeds from derivative contracts	1,575	1,202
Changes in operating assets and liabilities:
Interest and fees receivable	6,528	(2,831)
Prepaid expenses and other assets	52	33
Accounts payable and accrued liabilities	(460)	1,771
Interest payable	(1,068)	(1,129)
Net cash provided by (used in) operating activities	5,097	(93,475)
Cash flows from financing activities:
Borrowings under credit facility	—	60,000
Financing fees paid	—	(1)
Cash dividends / distributions paid	(9,794)	(9,153)
Net cash provided by (used in) financing activities	(9,794)	50,846
Net increase (decrease) in cash and foreign currencies	(4,697)	(42,629)
Cash and foreign currencies, beginning of period	36,226	60,851
Cash and foreign currencies, end of period	$31,529	$18,222
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,275	$12,037
Excise taxes paid during the period	$800	$500
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$8,939	$7,525
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$6,690	1.0%	(3) (6)
						7,500	7,500	6,690

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	2,990	0.4%	(6) (27)
		Class B Convertible Preferred Equity (1,650 shares)	N/A	12/22	N/A		1,666	2,030	0.3%	(6) (27)
							4,166	5,020

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	08/21	08/27	1,941	1,909	1,925	0.3%	(3) (6) (7) (13)
						1,941	1,909	1,925

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	04/22	04/28	8,793	8,697	8,564	1.3%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.7% Cash	04/22	04/28	737	728	714	0.1%	(6) (7) (12) (28)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	172	—%	(6) (27)
						9,530	9,600	9,450

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	03/22	10/26	3,195	3,205	2,716	0.4%	(3) (6) (7) (9)
						3,195	3,205	2,716

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR +6.25%, 11.6% Cash	03/24	03/30	3,392	3,278	3,278	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	03/24	03/30	—	(11)	(11)	—%	(6) (7) (12) (28)
						3,392	3,267	3,267

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.6% Cash	08/21	10/27	6,577	6,390	5,821	0.9%	(3) (6) (7) (12)
						6,577	6,390	5,821

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/23	05/30	1,790	1,771	1,755	0.3%	(3) (6) (7) (9) (28)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	300	298	294	—%	(3) (6) (7) (9)
						2,090	2,069	2,049

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	241	—%	(6) (27)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	62	—%	(6) (27)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (27)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (27)
							126	303

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,170	1,170	1,197	0.2%
						1,170	1,170	1,197

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/21	07/27	11,587	11,453	11,541	1.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	06/21	07/27	1,030	1,005	1,030	0.2%	(6) (7) (12)
						12,617	12,458	12,571

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/23	11/29	666	645	647	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.7% Cash	11/23	11/29	17	14	15	—%	(6) (7) (12) (28)
						683	659	662

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	04/21	04/29	$4,849	$4,773	$4,821	0.7%	(6) (7) (11)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	249	—%	(6) (27)
						4,849	4,935	5,070

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	03/23	03/30	3,469	3,324	3,469	0.5%	(3) (6) (7) (9) (28)
						3,469	3,324	3,469

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,744	2,451	2,420	0.4%	(3) (6)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	588	0.1%	(3) (6) (27)
		Warrants (190,193 units)	N/A	09/22	N/A		2	322	—%	(3) (6) (27)
						2,744	2,973	3,330

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	04/23	04/29	1,930	1,887	1,930	0.3%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	04/23	04/29	—	(10)	—	—%	(6) (7) (11) (28)
		Common Stock (88,110 shares)	N/A	04/23	N/A		88	93	—%	(6) (27)
						1,930	1,965	2,023

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/21	11/27	1,789	1,766	1,753	0.3%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	11/28	448	439	439	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/21	11/27	—	(3)	(5)	—%	(6) (7) (12) (28)
						2,237	2,202	2,187

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/21	10/28	841	919	829	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/21	10/28	4,361	4,434	4,297	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/22	10/28	2,714	2,694	2,674	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 11.1% Cash	01/23	10/28	977	936	973	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	06/22	10/28	476	476	469	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	10/28	614	614	605	0.1%	(3) (6) (7) (12)
						9,983	10,073	9,847

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 9.4% Cash	07/22	07/29	2,484	2,316	2,454	0.4%	(3) (6) (7) (9)
						2,484	2,316	2,454

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.8% Cash	04/22	03/30	908	1,025	901	0.1%	(3) (6) (7) (17)
						908	1,025	901

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash, 1.5% PIK	09/21	09/27	1,524	1,625	1,333	0.2%	(3) (6) (7) (10)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	3	—%	(3) (6) (27)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (27)
						1,524	1,712	1,336

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	02/21	03/28	2,602	2,790	2,584	0.4%	(3) (6) (7) (15)
						2,602	2,790	2,584

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	03/21	03/29	21,000	20,630	21,000	3.1%	(6) (7) (12)
						21,000	20,630	21,000

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	$1,905	$1,946	$1,749	0.3%	(3) (6) (7) (16) (28)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	546	559	515	0.1%	(3) (6) (7) (16)
						2,451	2,505	2,264

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	07/22	07/29	3,770	3,475	3,717	0.6%	(3) (6) (7) (9) (28)
						3,770	3,475	3,717

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/20	10/27	7,776	7,908	7,543	1.1%	(3) (6) (7) (9)
						7,776	7,908	7,543

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.9% Cash, 3.3% PIK	07/22	07/29	161	147	154	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	814	776	778	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	67	65	64	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 3.3% PIK	07/22	07/29	866	797	828	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	07/22	07/29	—	(4)	(8)	—%	(3) (6) (7) (15) (28)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	403	379	379	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		28	23	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		28	23	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (27)
						2,311	2,216	2,241

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.2% Cash	07/22	07/27	10,686	10,564	10,686	1.6%	(6) (7) (11)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(7)	—	—%	(6) (7) (11) (28)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	455	0.1%	(6)
						10,686	10,883	11,141

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	1,930	1,972	1,917	0.3%	(3) (6) (7) (15) (28)
						1,930	1,972	1,917

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	6,172	6,042	6,018	0.9%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/22	11/28	—	(25)	(31)	—%	(6) (7) (12) (28)
						6,172	6,017	5,987

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	1,676	1,774	1,514	0.2%	(3) (6) (7) (19) (28)
						1,676	1,774	1,514

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,507	4,468	4,699	0.7%
						4,507	4,468	4,699

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	3,213	3,166	3,213	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(4)	—	—%	(6) (7) (12) (28)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,106	1,094	1,085	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	200	—%	(6) (27)
						4,319	4,384	4,498

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	2,484	2,532	2,469	0.4%	(3) (6) (7) (10)
						2,484	2,532	2,469

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	$2,934	$2,913	$2,916	0.4%	(6) (7) (12) (28)
						2,934	2,913	2,916

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 10.5% Cash	02/21	02/28	2,268	2,436	2,255	0.3%	(3) (6) (7) (10)
						2,268	2,436	2,255

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	01/21	01/28	846	830	786	0.1%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	01/21	01/28	205	217	190	—%	(3) (6) (7) (15)
						1,051	1,047	976

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	4,373	4,253	3,699	0.6%	(3) (6) (7) (9) (28)
						4,373	4,253	3,699

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	05/28	11,413	11,229	9,924	1.5%	(7) (11)
						11,413	11,229	9,924

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	02/24	05/27	2,482	2,433	2,427	0.4%	(6) (7) (8)
						2,482	2,433	2,427

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	08/21	08/27	8,015	7,919	7,647	1.1%	(6) (7) (12)
						8,015	7,919	7,647

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	03/23	07/29	9,480	8,977	8,911	1.3%	(6) (7) (12)
						9,480	8,977	8,911

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	13,992	2.1%
		Preferred Stock- Series A (7,309 shares)	7.0% PIK	07/22	N/A		7,776	7,088	1.1%	(6)
						13,600	21,376	21,080

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	2,000	2,000	2,000	0.3%	(6)
						2,000	2,000	2,000

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	10/21	10/28	2,268	2,317	2,242	0.3%	(3) (6) (7) (9) (28)
						2,268	2,317	2,242

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	3,794	3,770	3,760	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	572	568	566	0.1%	(6) (7) (12) (28)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	543	0.1%	(6) (27)
						4,366	4,934	4,869

British Airways 2020-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	569	569	590	0.1%
						569	569	590

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.5% Cash	12/20	12/27	2,276	2,386	2,276	0.3%	(3) (6) (7) (16)
						2,276	2,386	2,276

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	2,273	2,196	2,241	0.3%	(6) (7) (11)
		LP Units (227 units)	N/A	07/22	N/A		227	242	—%	(6) (27)
						2,273	2,423	2,483

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	06/22	06/26	6,056	5,753	5,851	0.9%	(6) (7) (9)
						6,056	5,753	5,851

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/21	12/28	$3,710	$3,656	$3,635	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/22	12/28	1,020	1,006	999	0.1%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/21	12/28	—	(10)	(14)	—%	(6) (7) (12) (28)
						4,730	4,652	4,620

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	1,617	1,781	1,056	0.2%	(3) (6) (7) (21) (26)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (27)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (27)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (6) (27)
						1,617	2,205	1,056

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.0% Cash	04/22	04/27	2,159	2,138	2,120	0.3%	(3) (6) (7) (12)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	508	0.1%	(3) (6) (27)
						2,159	2,479	2,628

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/23	10/29	1,577	1,522	1,572	0.2%	(6) (7) (12) (28)
		Revolver	SOFR + 5.25%, 10.6% Cash	10/23	10/29	—	(4)	—	—%	(6) (7) (12) (28)
						1,577	1,518	1,572

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	02/24	2/30	2,230	2,146	2,145	0.3%	(6) (7) (13) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	02/24	2/30	—	(12)	(12)	—%	(6) (7) (13) (28)
		LLC Units (135 units)	N/A	02/24	N/A		135	135	—%	(6) (27)
						2,230	2,269	2,268

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	10/21	10/28	5,518	5,468	5,453	0.8%	(3) (6) (7) (10)
						5,518	5,468	5,453

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	02/22	02/28	4,907	4,839	4,806	0.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	12/22	02/28	1,579	1,541	1,547	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.7% Cash	02/22	02/28	—	(22)	(34)	—%	(6) (7) (12) (28)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,244	0.2%	(6) (27)
						6,486	7,080	7,563

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,995	1,963	1,995	0.3%	(3) (6) (7) (12)
						1,995	1,963	1,995

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	643	634	621	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	145	—%	(6) (27)
						643	759	766

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,661	6,565	6,540	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(8)	(10)	—%	(6) (7) (12) (28)
						6,661	6,557	6,530

Contabo Finco S.À R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	1,006	909	1,006	0.2%	(3) (6) (7) (9)
						1,006	909	1,006

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Core Scientific, Inc.	Technology	Warrants (13,599 units)	N/A	01/24	01/27		$15	$18	—%	(3) (27)
		Warrants (11,333 units)	N/A	01/24	01/29		16	27	—%	(3) (27)
		Common Stock (2,806,804 shares)	N/A	01/24	N/A		9,712	9,936	1.5%	(3) (27)
							9,743	9,981

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	09/21	09/28	$10,646	11,223	10,319	1.5%	(3) (6) (7) (9) (28)
		Class A Units (531 units)	N/A	09/21	N/A		248	252	—%	(3) (6) (27)
		Class B Units (231 units)	N/A	09/21	N/A		538	558	0.1%	(3) (6) (27)
						10,646	12,009	11,129

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	09/20	09/27	2,105	1,964	2,105	0.3%	(3) (6) (7) (14) (28)
						2,105	1,964	2,105

CTI Foods Holdings Co., LLC	Food & Beverage	First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	715	715	715	0.1%	(6) (7) (12)
		2024 First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	1,875	1,782	1,875	0.3%	(6) (7) (12)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	3,750	3,567	3,750	0.6%	(6) (7) (12)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	02/24	05/26	535	535	535	0.1%	(6) (7) (12)
		Common Stock (19,376 shares)	N/A	02/24	N/A		—	595	0.1%	(6) (27)
						6,875	6,599	7,470

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	01/21	01/27	7,860	7,768	7,860	1.2%	(6) (7) (12)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	742	0.1%	(6) (27)
						7,860	8,171	8,602

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	1,894	1,859	1,872	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(8)	(6)	—%	(6) (7) (12) (28)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	97	—%	(6) (27)
						1,894	1,947	1,963

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,660	1,631	1,626	0.2%	(6) (7) (11)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	211	206	204	—%	(6) (7) (11) (28)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	48	—%	(6) (27)
						1,871	1,892	1,878

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	09/28	4,667	4,555	4,597	0.7%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	09/28	—	(7)	(4)	—%	(6) (7) (11) (28)
						4,667	4,548	4,593

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	04/21	04/28	4,752	4,802	4,715	0.7%	(3) (6) (7) (10)
						4,752	4,802	4,715

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/21	09/28	196	188	167	—%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	3,483	3,445	3,368	0.5%	(3) (6) (7) (12)
						3,679	3,633	3,535

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.4% Cash	06/22	06/28	1,000	989	1,000	0.1%	(3) (6) (7) (12)
						1,000	989	1,000

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	$11,330	$11,190	$11,330	1.7%	(6) (7) (12)
						11,330	11,190	11,330

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	11/21	11/29	7,605	7,501	7,430	1.1%	(6) (7) (12)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	259	—%	(6) (27)
						7,605	7,790	7,689

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	698	679	685	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	301	—%	(6) (27)
						698	884	986

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash, 2.0% PIK	09/21	09/27	3,677	3,631	3,276	0.5%	(6) (7) (12)
						3,677	3,631	3,276

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	8,009	7,902	7,584	1.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	1,246	1,230	1,178	0.2%	(6) (7) (12) (28)
						9,255	9,132	8,762

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/21	12/25	4,292	4,268	4,241	0.6%	(6) (7) (12)
						4,292	4,268	4,241

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	04/21	04/28	4,377	4,321	4,224	0.6%	(6) (7) (12)
						4,377	4,321	4,224

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/21	11/27	6,684	6,597	6,684	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.4% Cash	11/21	11/27	204	191	204	—%	(6) (7) (11) (28)
						6,888	6,788	6,888

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash, 2.8% PIK	12/22	12/29	1,031	984	769	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(39)	(452)	(0.1)%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	533	521	397	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.7% Cash, 2.8% PIK	12/22	12/29	1,581	1,504	1,179	0.2%	(3) (6) (7) (15)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	428	411	—	—%	(3) (6)
						3,573	3,381	1,893

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	03/22	03/28	1,623	1,812	1,452	0.2%	(3) (6) (7) (19) (28)
						1,623	1,812	1,452

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	07/22	07/28	4,266	4,201	4,287	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.8% Cash	07/22	07/28	94	92	94	—%	(6) (7) (12) (28)
						4,360	4,293	4,381

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	01/23	01/30	1,645	1,593	1,601	0.2%	(3) (6) (7) (9) (28)
						1,645	1,593	1,601

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,670	0.4%	(6)
							2,799	2,670

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	11/23	11/30	4,433	4,281	4,337	0.6%	(3) (6) (7) (9)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	668	648	656	0.1%	(3) (6)
						5,101	4,929	4,993

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/21	02/28	$1,688	$1,672	$1,688	0.3%	(6) (7) (12)
						1,688	1,672	1,688

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	03/22	03/29	4,886	4,857	4,752	0.7%	(3) (6) (7) (9)
						4,886	4,857	4,752

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		4,267	2,740	0.4%	(6)
							4,267	2,740

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/20	12/26	2,422	2,398	2,389	0.4%	(6) (7) (11)
						2,422	2,398	2,389

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.5% Cash	05/22	05/30	7,143	7,026	7,050	1.1%	(6) (7) (12)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	404	0.1%	(6) (27)
						7,143	7,530	7,454

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,292	8,924	1.3%
						10,000	9,292	8,924

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,885,524 units)	N/A	08/22	N/A		1,886	2,357	0.4%	(3) (6) (27)
							1,886	2,357

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.7% Cash	04/22	04/29	1,840	1,849	1,779	0.3%	(3) (6) (7) (15) (28)
						1,840	1,849	1,779

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/26	—	(12)	(12)	—%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	1,587	1,548	1,548	0.2%	(6) (7) (12)
		Revolver	SOFR +5.75%, 11.1% Cash	03/24	03/30	—	(7)	(7)	—%	(6) (7) (12) (28)
		Class A LLC Units (146 units)	N/A	03/24	N/A		146	146	—%	(6) (27)
		Class B LLC Units (146 units)	N/A	03/24	N/A		—	—	—%	(6) (27)
						1,587	1,675	1,675

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/22	02/26	2,492	2,461	2,442	0.4%	(6) (7) (12) (28)
						2,492	2,461	2,442

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	05/27	7,369	7,252	6,706	1.0%	(6) (7) (12)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	391	0.1%	(6) (27)
						7,369	8,141	7,097

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	08/21	08/28	7,587	7,485	7,587	1.1%	(6) (7) (12)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	25	—%	(6) (27)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	110	—%	(6) (27)
						7,587	7,592	7,722

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	12,423	12,113	12,548	1.9%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(45)	—	—%	(6) (7) (12) (28)
		Partnership Units (515 units)	N/A	12/22	N/A		515	699	0.1%	(6) (27)
						12,423	12,583	13,247

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	07/22	07/27	1,604	1,679	1,583	0.2%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	07/22	07/27	2,752	2,823	2,713	0.4%	(3) (6) (7) (22) (28)
						4,356	4,502	4,296

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	$2,358	$2,293	$2,294	0.3%	(6) (7) (12)
						2,358	2,293	2,294

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	06/22	06/29	465	446	220	—%	(3) (6) (7) (8) (26) (28)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	158	159	158	—%	(3) (6) (7) (26) (28)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (6) (27)
						623	605	378

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	07/22	07/29	888	815	888	0.1%	(3) (6) (7) (9) (28)
						888	815	888

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/23	09/30	2,517	2,405	2,458	0.4%	(3) (6) (7) (10)
						2,517	2,405	2,458

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	1,078	1,007	1,064	0.2%	(3) (6) (7) (9)
						1,078	1,007	1,064

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,179	2,085	2,109	0.3%	(3) (6) (7) (18) (28)
						2,179	2,085	2,109

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	09/22	09/28	664	636	629	0.1%	(3) (6) (7) (18) (28)
						664	636	629

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	4,480	4,417	4,027	0.6%	(6)
						4,480	4,417	4,027

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,059	4,482	5,059	0.8%	(3) (6) (7) (9) (28)
						5,059	4,482	5,059

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/23	08/29	3,633	3,549	3,597	0.5%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/23	08/29	158	137	149	—%	(6) (7) (12) (28)
		Common Stock (50,540 shares)	N/A	08/23	N/A		51	53	—%	(6) (27)
						3,791	3,737	3,799

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	03/21	03/27	4,445	4,396	4,067	0.6%	(6) (7) (12)
						4,445	4,396	4,067

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/23	11/29	526	509	524	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/23	11/29	—	(3)	—	—%	(6) (7) (11) (28)
						526	506	524

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.10%, 10.3% Cash	04/22	11/28	7,083	6,927	6,807	1.0%	(3) (6) (7) (11)
						7,083	6,927	6,807

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.9% Cash	07/22	07/25	5,711	5,664	5,570	0.8%	(6) (7) (12) (28)
		Revolver	SOFR + 8.50%, 13.9% Cash	07/22	07/25	—	(4)	(14)	—%	(6) (7) (12) (28)
						5,711	5,660	5,556

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/22	09/29	292	254	288	—%	(3) (6) (7) (10)
						292	254	288

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR +5.50%, 10.8% Cash	01/24	01/30	$2,057	$2,016	$2,015	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	01/24	01/30	34	29	29	—%	(6) (7) (12) (28)
		LLC Units (2,703 units)	N/A	01/24	N/A		135	135	—%	(6) (27)
						2,091	2,180	2,179

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 9.5% Cash	05/21	04/28	3,456	3,771	3,403	0.5%	(3) (6) (7) (9)
						3,456	3,771	3,403

Infoblox Inc.	Technology	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	09/20	12/28	2,843	2,833	2,846	0.4%	(7) (13)
						2,843	2,833	2,846

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	2,626	2,697	2,627	0.4%	(3) (6) (7) (10)
						2,626	2,697	2,627

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	04/21	04/28	4,228	4,520	4,151	0.6%	(3) (6) (7) (10) (28)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 8.0% Cash	05/23	04/28	673	673	661	0.1%	(3) (6) (7) (23)
						4,901	5,193	4,812

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	12/20	12/27	829	922	829	0.1%	(3) (6) (7) (9)
						829	922	829

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.9% Cash	08/22	02/29	64	61	64	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.9% Cash	08/22	08/29	1,593	1,527	1,578	0.2%	(3) (6) (7) (9) (28)
						1,657	1,588	1,642

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	813	790	788	0.1%	(3) (6) (7) (18) (28)
						813	790	788

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,219	4,650	5,273	0.8%	(3) (6) (7) (9) (28)
						5,219	4,650	5,273

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	2,262	2,209	2,214	0.3%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(5)	(5)	—%	(6) (7) (12) (28)
						2,262	2,204	2,209

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	12/21	12/27	705	696	690	0.1%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/21	12/27	5,713	5,574	5,632	0.8%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/21	12/27	52	38	37	—%	(6) (7) (12) (28)
		Common Stock (3,750.4 shares)	N/A	01/22	N/A		375	382	0.1%	(6) (27)
						6,470	6,683	6,741

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,221	1,221	1,233	0.2%
						1,221	1,221	1,233

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.95%, 11.3% Cash	05/21	07/26	3,559	3,511	3,445	0.5%	(6) (7) (12)
						3,559	3,511	3,445

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	2,021	2,289	2,002	0.3%	(3) (6) (7) (22) (28)
						2,021	2,289	2,002

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	$3,481	$3,425	$3,439	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	02/22	02/28	—	(5)	(5)	—%	(6) (7) (12) (28)
		LLC Units (1,017.9 units)	N/A	02/22	N/A		107	242	—%	(6)
						3,481	3,527	3,676

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/20	11/26	7,695	7,610	7,541	1.1%	(6) (7) (12)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	84	—%	(6) (27)
						7,695	7,689	7,625

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	18,670	18,433	18,633	2.8%	(6) (7) (12)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	808	0.1%	(6) (27)
						18,670	19,284	19,441

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	5,286	5,222	5,207	0.8%	(6) (7) (12)
						5,286	5,222	5,207

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	12/21	12/28	3,541	3,581	3,258	0.5%	(3) (6) (7) (9) (28)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,207	1,226	1,086	0.2%	(3) (6)
						4,748	4,807	4,344

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	10,820	10,690	10,711	1.6%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.3% Cash	02/22	02/28	—	(22)	(20)	—%	(6) (7) (12) (28)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	129	—%	(6)
						10,820	10,731	10,820

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	08/20	06/28	3,916	3,916	3,892	0.6%	(7) (11)
		Common Stock (67,185 shares)	N/A	08/20	N/A		2,209	3,342	0.5%	(27)
						3,916	6,125	7,234

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	01/21	12/25	3,319	3,305	3,314	0.5%	(6) (7) (12)
						3,319	3,305	3,314

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	5,074	5,006	4,343	0.6%	(6) (7) (11)
						5,074	5,006	4,343

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75% PIK, 10.6% PIK	12/21	12/24	379	353	163	—%	(3) (6) (7) (9) (26) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75% PIK, 10.6% PIK	12/21	12/28	2,009	2,062	932	0.1%	(3) (6) (7) (9) (26)
		Revolver	EURIBOR + 5.75% PIK, 9.6% PIK	12/21	06/27	50	47	(35)	—%	(3) (6) (7) (9) (26) (28)
		Super Senior Secured Term Loan	EURIBOR + 6.00% PIK, 9.9% PIK	03/24	03/25	185	185	185	—%	(3) (6) (7) (9) (26)
						2,623	2,647	1,245

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	6,516	6,443	6,490	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.8% Cash	02/22	02/28	1,233	1,214	1,228	0.2%	(6) (7) (12) (28)
						7,749	7,657	7,718

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	01/24	01/30	$618	$596	$595	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 10.1% Cash	01/24	01/30	—	(2)	(2)	—%	(6) (7) (12) (28)
		LLC Units (22 units)	N/A	01/24	N/A		23	23	—%	(6) (27)
						618	617	616

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/21	06/27	4,357	4,299	4,357	0.7%	(6) (7) (12) (28)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	370	0.1%	(6) (27)
						4,357	4,672	4,727

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	02/22	10/27	3,916	4,104	3,677	0.5%	(3) (7) (16)
						3,916	4,104	3,677

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	03/24	03/30	2,096	2,054	2,054	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.6% Cash	03/24	03/30	—	(7)	(7)	—%	(6) (7) (12) (28)
		Preferred Stock (921 shares)	N/A	03/24	N/A		92	92	—%	(6) (27)
		Common Stock (102 shares)	N/A	03/24	N/A		10	10	—%	(6) (27)
						2,096	2,149	2,149

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	1,447	1,570	1,427	0.2%	(3) (6) (7) (24) (28)
		Class A Units (57.2 units)	9.0% PIK	08/22	N/A		56	61	—%	(3) (6) (27)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	23	—%	(3) (6) (27)
						1,447	1,626	1,511

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/21	08/27	900	889	900	0.1%	(6) (7) (11)
		Partnership Units (76,923 Units)	N/A	08/21	N/A		77	88	—%	(6) (27)
						900	966	988

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	12/20	12/26	2,060	2,249	2,045	0.3%	(3) (6) (7) (17) (28)
						2,060	2,249	2,045

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	07/23	07/30	1,877	1,878	1,821	0.3%	(3) (6) (7) (15) (28)
		Common Stock (10,590 shares)	N/A	07/23	N/A		138	167	—%	(3) (6) (27)
						1,877	2,016	1,988

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/20	11/27	1,853	1,858	1,853	0.3%	(3) (6) (7) (16)
						1,853	1,858	1,853

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	08/20	08/26	5,031	4,976	4,820	0.7%	(6) (7) (12)
						5,031	4,976	4,820

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/22	03/28	6,807	7,364	6,741	1.0%	(3) (6) (7) (18)
						6,807	7,364	6,741

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	2,683	2,652	2,683	0.4%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(7)	—	—%	(6) (7) (12) (28)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	285	—%	(6) (27)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	172	—%	(6) (27)
						2,683	2,911	3,140

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	02/21	02/27	$9,165	$9,098	$9,078	1.4%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	11/22	02/27	5,854	5,751	5,763	0.9%	(6) (7) (11)
						15,019	14,849	14,841

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	3,023	2,918	2,986	0.4%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	38	29	38	—%	(6) (7) (12) (28)
		LLC Units (94,502 units)	N/A	09/23	N/A		95	86	—%	(6) (27)
						3,061	3,042	3,110

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	01/23	01/30	2,097	2,044	2,055	0.3%	(3) (6) (7) (10) (28)
						2,097	2,044	2,055

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	738	724	725	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(1)	(1)	—%	(6) (7) (11) (28)
						738	723	724

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3%	03/23	03/29	4,221	4,110	4,179	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.3% Cash	03/23	03/29	147	129	147	—%	(6) (7) (12) (28)
		LLC Units (426,340 units)	N/A	03/23	N/A		439	482	0.1%	(6) (27)
						4,368	4,678	4,808

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	09/27	3,905	3,856	3,905	0.6%	(6) (7) (12)
						3,905	3,856	3,905

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	01/22	01/28	6,754	6,637	6,754	1.0%	(3) (6) (7) (13) (28)
						6,754	6,637	6,754

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	09/22	10/29	2,169	1,915	2,133	0.3%	(3) (6) (7) (9) (28)
						2,169	1,915	2,133

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	6,500	6,405	6,500	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	177	159	177	—%	(6) (7) (11) (28)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	318	—%	(6) (27)
						6,677	6,775	6,995

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	03/22	03/29	1,788	1,762	1,763	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	03/22	03/28	147	138	137	—%	(6) (7) (12) (28)
						1,935	1,900	1,900

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6)
		Takeback Term loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6)
		Preferred Stock (42.7 shares)	15.0% PIK	10/23	N/A		273	359	0.1%	(6)
		Common Stock (32.7 shares)	N/A	10/23	N/A		—	—	—%	(6) (27)
						609	882	968

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	1,965	1,911	1,906	0.3%	(3) (6) (7) (11)
						1,965	1,911	1,906

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/21	06/28	6,691	7,264	6,484	1.0%	(3) (6) (7) (9)
						6,691	7,264	6,484

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.9% Cash	06/21	05/28	$1,340	$1,467	$1,340	0.2%	(3) (6) (7) (16)
						1,340	1,467	1,340

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	320	354	320	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	523	533	0.1%	(3) (6) (7) (12)
						853	877	853

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	987	974	965	0.1%	(3) (6) (7) (9)
						987	974	965

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/29	6,853	6,753	6,733	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/29	—	(6)	(4)	—%	(6) (7) (12) (28)
		LP Units (276,798 units)	N/A	07/22	N/A		138	143	—%	(6)
						6,853	6,885	6,872

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,044	3,699	3,933	0.6%	(6)
						4,044	3,699	3,933

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	476	467	468	0.1%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	10/23	10/29	23	18	18	—%	(6) (7) (12) (28)
		LLC Units (23,810 units)	N/A	10/23	N/A		238	234	—%	(6) (27)
						499	723	720

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.5% Cash	08/21	08/27	12,615	12,465	12,560	1.9%	(6) (7) (12)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	139	—%	(6)
						12,615	12,551	12,699

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	137	137	132	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	11/28	137	137	132	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	11/28	137	137	132	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	11/28	137	137	131	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	11/28	6,986	6,986	6,700	1.0%	(3) (6)
						7,534	7,534	7,227

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	4,699	4,750	4,652	0.7%	(3) (6) (7) (18)
						4,699	4,750	4,652

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	1,904	1,879	1,904	0.3%	(6) (7) (12)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(3)	—	—%	(6) (7) (12) (28)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	605	0.1%	(6)
						1,904	2,246	2,509

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	06/26	$21,714	$21,391	$21,393	3.2%	(6) (7) (12)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	544	0.1%	(6) (27)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	183	—%	(6) (27)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	53	—%	(6) (27)
						21,714	21,391	22,173

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/20	12/26	2,479	2,453	2,471	0.4%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.2% Cash	12/20	12/26	9,188	9,084	9,160	1.4%	(6) (7) (12)
						11,667	11,537	11,631

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	06/21	12/30	2,282	2,213	2,230	0.3%	(3) (6) (7) (10) (28)
						2,282	2,213	2,230

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	08/21	07/28	3,147	3,083	3,147	0.5%	(3) (6) (7) (13)
						3,147	3,083	3,147

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	07/23	07/25	—	(10)	4	—%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	07/23	07/29	3,545	3,464	3,570	0.5%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.3% Cash	07/23	07/29	101	86	106	—%	(6) (7) (12) (28)
		Common Stock (188 shares)	N/A	07/23	N/A		188	226	—%	(6) (27)
						3,646	3,728	3,906

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	650	641	650	0.1%	(6) (7) (13)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	158	156	158	—%	(6) (7) (13) (28)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	88	—%	(6) (27)
						840	894	925

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	03/21	03/28	430	456	418	0.1%	(3) (6) (7) (10) (28)
		Revolver	EURIBOR + 6.50%, 10.4% Cash	03/21	03/27	733	791	722	0.1%	(3) (6) (7) (10)
						1,163	1,247	1,140

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	05/22	05/29	883	843	831	0.1%	(3) (6) (7) (8) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	05/22	05/29	1,411	1,392	1,343	0.2%	(3) (6) (7) (11)
						2,294	2,235	2,174

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	2,758	3,013	2,731	0.4%	(3) (6) (7) (17)
						2,758	3,013	2,731

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	600	584	588	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(6)	(5)	—%	(6) (7) (12) (28)
		Preferred Stock (148 shares)	10.0% PIK	03/23	N/A		144	163	—%	(6) (27)
		Common Stock (303,030 shares)	N/A	03/23	N/A		3	85	—%	(6) (27)
						600	725	831

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.9% Cash, 2.4% PIK	12/20	12/27	$2,337	$2,479	$2,224	0.3%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 2.4% PIK	12/20	12/27	370	366	361	0.1%	(3) (6) (7) (12)
						2,707	2,845	2,585

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	5,567	5,389	5,605	0.8%	(6) (7) (13) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	63	34	59	—%	(6) (7) (13) (28)
						5,630	5,423	5,664

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/24	397	368	377	0.1%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/28	9,816	9,574	9,757	1.5%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.8% Cash	11/22	11/28	369	337	369	0.1%	(6) (7) (12) (28)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	401	0.1%	(6) (27)
						10,582	10,679	10,904

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	08/20	07/26	4,943	4,899	4,943	0.7%	(6) (7) (12)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	42	—%	(6) (27)
						4,943	4,980	4,985

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	7,545	7,424	6,647	1.0%	(6) (7) (12)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	118	—%	(6) (27)
						7,545	7,819	6,765

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	12/20	12/26	6,920	7,360	6,719	1.0%	(6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	06/22	12/26	2,074	1,993	2,014	0.3%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/20	12/26	1,906	1,882	1,851	0.3%	(6) (7) (12)
						10,900	11,235	10,584

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	04/21	04/29	1,859	1,832	1,859	0.3%	(6) (7) (12)
						1,859	1,832	1,859

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,240	2,258	2,025	0.3%	(3) (6) (7) (9)
						2,240	2,258	2,025

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.7% Cash	09/23	09/29	3,731	3,626	3,639	0.5%	(6) (7) (11)
		Revolver	SOFR + 7.50%, 12.7% Cash	09/23	09/29	—	(17)	(15)	—%	(6) (7) (11) (28)
		LLC Units (132,475 units)	N/A	09/23	N/A		709	694	0.1%	(6) (27)
						3,731	4,318	4,318

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/22	08/28	6,109	6,007	6,043	0.9%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/22	08/28	—	(14)	(9)	—%	(6) (7) (12) (28)
						6,109	5,993	6,034

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/20	10/25	8,262	8,191	8,262	1.2%	(6) (7) (12)
						8,262	8,191	8,262

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/20	12/26	5,554	5,501	5,493	0.8%	(6) (7) (12)
		Preferred Stock (86.3 shares)	N/A	12/20	N/A		87	103	—%	(6) (27)
						5,554	5,588	5,596

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	06/22	07/29	$673	$647	$657	0.1%	(3) (6) (7) (23)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/22	07/29	2,427	2,310	2,371	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	06/22	07/29	456	450	452	0.1%	(3) (6) (7) (23)
						3,556	3,407	3,480

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	6,904	6,703	6,973	1.0%	(6) (7) (12)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	177	162	177	—%	(6) (7) (12) (28)
						7,081	6,865	7,150

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,797	1,775	1,727	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	56	52	43	—%	(6) (7) (12) (28)
						1,853	1,827	1,770

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	3,924	3,813	3,847	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/22	05/29	508	508	498	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	208	202	198	—%	(3) (6) (7) (9) (28)
						4,640	4,523	4,543

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/22	05/29	2,558	2,483	2,490	0.4%	(3) (6) (7) (10)
						2,558	2,483	2,490

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (59,747 shares)	N/A	06/23	N/A		893	373	0.1%	(27)
							893	373

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	17,313	16,845	17,659	2.6%	(3) (6) (7) (12)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	1,338	0.2%	(3) (6) (27)
						17,313	17,445	18,997

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	07/23	07/30	1,838	1,806	1,786	0.3%	(3) (6) (7) (10) (28)
						1,838	1,806	1,786

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/20	12/26	4,994	4,940	4,726	0.7%	(6) (7) (11) (28)
						4,994	4,940	4,726

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	9,215	9,096	9,179	1.4%	(6) (7) (11)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(7)	(2)	—%	(6) (7) (11) (28)
						9,215	9,089	9,177

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.6% Cash	09/23	09/29	6,390	6,205	6,477	1.0%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 11.6% Cash	09/23	09/29	—	(25)	—	—%	(6) (7) (12) (28)
		Common Stock (183 shares)	N/A	09/23	N/A		183	261	—%	(6) (27)
						6,390	6,363	6,738

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,483	5,165	5,476	0.8%	(3) (6)
						5,483	5,165	5,476

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/29	13,428	13,138	13,294	2.0%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	399	376	399	0.1%	(6) (7) (12) (28)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	310	—%	(6) (27)
						13,827	13,824	14,003

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	03/27	$1,653	$1,626	$1,612	0.2%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	05/24	263	253	246	—%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	03/27	39	37	35	—%	(6) (7) (12) (28)
						1,955	1,916	1,893

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	10/28	5,815	5,684	5,730	0.9%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/22	10/28	—	(13)	(9)	—%	(6) (7) (11) (28)
						5,815	5,671	5,721

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	1,014	1,009	1,014	0.2%	(3) (6) (7) (15) (28)
						1,014	1,009	1,014

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	968	933	942	0.1%	(3) (6) (7) (16)
						968	933	942

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	04/27	4,640	4,597	4,630	0.7%	(3) (6) (7) (13)
						4,640	4,597	4,630

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	16,158	15,939	16,077	2.4%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	365	347	358	0.1%	(6) (7) (12) (28)
						16,523	16,286	16,435

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/24	03/30	644	629	629	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/24	03/30	—	(1)	(1)	—%	(6) (7) (11) (28)
		LLC Units (207,921 units)	N/A	03/24	N/A		208	208	—%	(6) (27)
						644	836	836

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,989	9,015	1.3%	(6)
							8,989	9,015

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	10/28	4,064	4,036	4,064	0.6%	(3) (6) (7) (11)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/21	10/26	430	427	430	0.1%	(3) (6) (7) (11) (28)
						4,494	4,463	4,494

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,211	1,200	1,186	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	35	—%	(6) (27)
						1,211	1,223	1,221

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	7,217	7,100	7,163	1.1%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/23	03/28	1,700	1,648	1,668	0.2%	(6) (7) (11) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	164	154	159	—%	(6) (7) (11) (28)
						9,081	8,902	8,990

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(14)	—	—%	(3) (6) (7) (15) (28)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,714	1,520	1,714	0.3%	(3) (6) (7) (15)
						1,714	1,506	1,714

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	589	591	0.1%	(6)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	424	0.1%	(6) (27)
						600	989	1,015

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	11/21	11/28	$2,940	$2,997	$2,896	0.4%	(3) (6) (7) (9)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	11/21	05/28	—	(8)	(2)	—%	(3) (6) (7) (9) (28)
						2,940	2,989	2,894

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/21	12/27	4,155	4,107	4,093	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.3% Cash	12/21	12/27	—	(8)	(11)	—%	(6) (7) (12) (28)
						4,155	4,099	4,082

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	277	273	261	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	104	—%	(6) (27)
						277	512	365

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	10/21	12/27	2,555	2,524	2,555	0.4%	(6) (7) (12)
		Revolver	SOFR + 4.25%, 9.7% Cash	10/21	12/27	—	(9)	—	—%	(6) (7) (12) (28)
		Subordinated Term Loan	SOFR + 7.75%, 13.2% Cash	10/21	10/28	3,464	3,418	3,451	0.5%	(6) (7) (13)
						6,019	5,933	6,006

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	07/22	07/28	12,065	11,879	12,065	1.8%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	07/22	07/28	—	(23)	—	—%	(6) (7) (11) (28)
		Subordinated Term Loan	12.5% PIK	07/22	07/29	2,547	2,510	2,532	0.4%	(6)
						14,612	14,366	14,597

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	04/22	04/30	2,585	2,543	2,585	0.4%	(6) (7) (12)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	1,301	0.2%	(6)
						2,585	2,952	3,886

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.50%, 12.2% Cash	12/22	12/29	2,280	2,210	2,280	0.3%	(3) (6) (7) (20)
		Revolver	CDOR + 6.50%, 12.2% Cash	12/22	12/28	—	(3)	—	—%	(3) (6) (7) (20) (28)
						2,280	2,207	2,280

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/21	02/27	17,673	17,529	17,072	2.5%	(6) (7) (12)
						17,673	17,529	17,072

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	07/23	07/29	4,631	4,504	4,524	0.7%	(6) (7) (11)
		Revolver	SOFR +6.50%, 11.8% Cash	07/23	07/29	102	92	94	—%	(6) (7) (11) (28)
						4,733	4,596	4,618

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	1,398	1,362	1,367	0.2%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(3)	(2)	—%	(6) (7) (12) (28)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	9	—%	(6) (27)
						1,398	1,364	1,374

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/21	12/25	8,053	7,982	7,764	1.2%	(6) (7) (12)
						8,053	7,982	7,764

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	07/21	09/26	7,837	7,757	7,837	1.2%	(6) (7) (12)
						7,837	7,757	7,837

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	12/23	12/30	1,499	1,469	1,447	0.2%	(3) (6) (7) (25) (28)
		Revolver	STIBOR + 5.25%, 9.3% Cash	12/23	06/24	—	—	—	—%	(3) (6) (7) (25) (28)
						1,499	1,469	1,447

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	09/20	09/27	$1,083	$1,084	$992	0.1%	(3) (6) (7) (15)
						1,083	1,084	992

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.94%, 11.4% Cash	06/22	06/29	926	874	888	0.1%	(3) (6) (7) (15) (28)
						926	874	888

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.9% Cash	04/22	03/29	1,761	1,707	1,305	0.2%	(3) (6) (7) (10) (28)
						1,761	1,707	1,305

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	2,047	1,959	2,017	0.3%	(3) (6) (7) (9) (28)
						2,047	1,959	2,017

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	09/20	09/27	769	842	724	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash, 1.8% PIK	02/21	09/27	370	370	348	0.1%	(3) (6) (7) (12)
						1,139	1,212	1,072

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	01/29	8,153	8,441	7,280	1.1%	(3) (6) (7) (15)
						8,153	8,441	7,280

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	7,143	7,143	7,011	1.0%	(6)
						7,143	7,143	7,011

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	06/21	06/28	12,163	12,004	12,163	1.8%	(6) (7) (12)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		165	279	—%	(6) (27)
						12,163	12,169	12,442

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/20	06/25	2,373	2,370	2,326	0.3%	(6) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	06/25	1,278	1,258	1,253	0.2%	(6) (13)
						3,651	3,628	3,579

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	1,244	1,222	1,244	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR +6.25%, 11.7% Cash	08/23	02/25	—	(21)	—	—%	(6) (7) (12) (28)
						1,244	1,201	1,244

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/24	6,420	6,201	5,923	0.9%	(6)
						6,420	6,201	5,923

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/23	02/29	6,291	6,074	6,279	0.9%	(6) (7) (12)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/23	02/29	453	422	451	0.1%	(6) (7) (12) (28)
		LP Units (31,543.6 units)	N/A	02/23	N/A		315	409	0.1%	(6) (27)
						6,744	6,811	7,139

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/23	10/30	875	845	848	0.1%	(3) (6) (7) (12) (28)
						875	845	848

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,729	1,729	1,564	0.2%	(6)
						1,729	1,729	1,564

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/21	12/27	3,302	3,259	3,101	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	12/21	12/27	891	877	827	0.1%	(6) (7) (12) (28)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	495	0.1%	(6) (27)
						4,193	4,913	4,423

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	$4,757	$4,657	$4,657	0.7%	(6) (7) (12) (28)
						4,757	4,657	4,657

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/24	1,160	1,153	1,131	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	5,323	5,210	5,190	0.8%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	—	(16)	(23)	—%	(6) (7) (12) (28)
						6,483	6,347	6,298

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/22	05/29	231	233	228	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	6,291	6,043	6,201	0.9%	(3) (6) (7) (15) (28)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,478	2,381	2,444	0.4%	(3) (6)
		Common Stock (18,266,390 shares)	N/A	05/22	N/A		226	231	—%	(3) (6) (27)
						9,000	8,883	9,104

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	02/22	02/28	4,246	4,167	4,154	0.6%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	02/22	02/28	152	147	144	—%	(6) (7) (12) (28)
		LLC Units (76.3 units)	N/A	02/22	02/28		76	106	—%	(6)
						4,398	4,390	4,404

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	03/22	03/29	3,056	3,118	2,778	0.4%	(3) (6) (7) (15)
						3,056	3,118	2,778

Subtotal Non–Control / Non–Affiliate Investments (173.8%)*						1,128,729	1,175,926	1,165,223

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	16,566	2.5%	(3) (27)
							14,646	16,566

Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	2,486	2,485	2,486	0.4%	(6) (12)
		Common Stock (497,228 shares)	N/A	12/23	N/A		4,871	5,787	0.9%	(6) (27)
						2,486	7,356	8,273

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,809	7,839	1.2%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,647	3,463	3,441	0.5%	(6)
		LLC Units (1,574,005.5 units)	N/A	11/21	N/A		7,322	8,027	1.2%	(6) (27)
						11,957	18,594	19,307

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	07/21	07/28	2,920	2,878	2,920	0.4%	(6) (11) (28)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,231	2,246	0.3%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		45,934	70,716	10.6%	(6)
						5,166	51,043	75,882

Rocade Holdings LLC	Other Financial	Preferred LP Units (50,500 units)	SOFR + 6.0% PIK, 11.3% PIK	02/23	N/A		56,817	56,817	8.5%	(6) (12) (28)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	822	0.1%	(6) (27)
							56,817	57,639

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		10,451	4,503	0.7%	(27)
							10,451	4,503

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		$25,036	$15,655	2.3%	(3) (27)
							25,036	15,655

Subtotal Affiliate Investments (29.5%)*						19,609	183,943	197,825

Total Investments, March 31, 2024 (203.4%)*						$1,148,338	$1,359,869	$1,363,048

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$37,920	$24,768	HSBC Bank USA	04/08/24	$(25)
Foreign currency forward contract (AUD)	$571	A$872	BNP Paribas SA	04/08/24	2
Foreign currency forward contract (AUD)	$25,161	A$37,048	HSBC Bank USA	04/08/24	987
Foreign currency forward contract (AUD)	$25,112	A$38,350	HSBC Bank USA	07/08/24	25

Foreign currency forward contract (CAD)	C$252	$189	BNP Paribas SA	04/08/24	(3)
Foreign currency forward contract (CAD)	C$5,633	$4,148	HSBC Bank USA	04/08/24	16
Foreign currency forward contract (CAD)	$83	C$113	BNP Paribas SA	04/08/24	—
Foreign currency forward contract (CAD)	$4,342	C$5,772	HSBC Bank USA	04/08/24	76
Foreign currency forward contract (CAD)	$4,213	C$5,715	HSBC Bank USA	07/08/24	(16)

Foreign currency forward contract (DKK)	4,058kr.	$589	HSBC Bank USA	04/08/24	(1)
Foreign currency forward contract (DKK)	$12	80kr.	BNP Paribas SA	04/08/24	—
Foreign currency forward contract (DKK)	$587	3,978kr.	HSBC Bank USA	04/08/24	11
Foreign currency forward contract (DKK)	$594	4,077kr.	HSBC Bank USA	07/08/24	1

Foreign currency forward contract (EUR)	€95,644	$103,471	HSBC Bank USA	04/08/24	(155)
Foreign currency forward contract (EUR)	$3,430	€3,164	BNP Paribas SA	04/08/24	12
Foreign currency forward contract (EUR)	$101,716	€92,480	HSBC Bank USA	04/08/24	1,818
Foreign currency forward contract (EUR)	$107,123	€98,651	HSBC Bank USA	07/08/24	158

Foreign currency forward contract (GBP)	£1,056	$1,335	BNP Paribas SA	04/08/24	(1)
Foreign currency forward contract (GBP)	£15,862	$20,025	HSBC Bank USA	04/08/24	13
Foreign currency forward contract (GBP)	$1,254	£982	BNP Paribas SA	04/08/24	14
Foreign currency forward contract (GBP)	$20,135	£15,936	HSBC Bank USA	04/08/24	3
Foreign currency forward contract (GBP)	$21,094	£16,701	HSBC Bank USA	07/08/24	(14)

Foreign currency forward contract (NZD)	NZ$10,224	$6,141	HSBC Bank USA	04/08/24	(25)
Foreign currency forward contract (NZD)	$6,401	NZ$10,224	HSBC Bank USA	04/08/24	285
Foreign currency forward contract (NZD)	$6,210	NZ$10,338	HSBC Bank USA	07/08/24	25

Foreign currency forward contract (NOK)	21,883kr	$2,032	BNP Paribas SA	04/08/24	(15)
Foreign currency forward contract (NOK)	$40	429kr	BNP Paribas SA	04/08/24	1
Foreign currency forward contract (NOK)	$2,083	21,453kr	HSBC Bank USA	04/08/24	105
Foreign currency forward contract (NOK)	$2,038	21,901kr	BNP Paribas SA	07/08/24	15

Foreign currency forward contract (SEK)	16,338kr	$1,541	HSBC Bank USA	04/08/24	(12)
Foreign currency forward contract (SEK)	$32	330kr	BNP Paribas SA	04/08/24	1
Foreign currency forward contract (SEK)	$1,576	16,008kr	HSBC Bank USA	04/08/24	78
Foreign currency forward contract (SEK)	$1,549	16,363kr	HSBC Bank USA	07/08/24	12

Foreign currency forward contract (CHF)	1,691Fr.	$1,870	HSBC Bank USA	04/08/24	9
Foreign currency forward contract (CHF)	$2,013	1,691Fr.	HSBC Bank USA	04/08/24	134
Foreign currency forward contract (CHF)	$1,921	1,720Fr.	HSBC Bank USA	07/08/24	(9)
Total Foreign Currency Forward Contracts, March 31, 2024					$3,525
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
March 31, 2024
(Amounts in thousands, except share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2024 represented 203.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.6% of total investments at fair value as of March 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2024 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,219	$—	$—	$—	$347	$16,566	$—
		16,219	—	—	—	347	16,566	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.0%, 13.3% Cash)	2,486	—	—	—	—	2,486	87
	Common Stock (497,228 shares)	4,871	—	—	—	916	5,787	—
		7,357	—	—	—	916	8,273	87

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,824	11	—	—	4	7,839	177
	Subordinated Term Loan (10.0% PIK)	3,434	4	—	—	3	3,441	95
	LLC Units (1,574,005.5 units)	6,080	1,850	—	—	97	8,027	—
		17,338	1,865	—	—	104	19,307	272

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	2,740	5,662	(5,480)	—	(2)	2,920	51
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	43
	LLC Units (44,197,541 units)	72,041	—	—	—	(1,325)	70,716	1,591
		77,027	5,663	(5,480)	—	(1,328)	75,882	1,685

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 11.3% PIK)	55,258	1,559	—	—	—	56,817	1,559
	Common LP Units (15.4 units)	546	—	—	—	276	822	—
		55,804	1,559	—	—	276	57,639	1,559

Thompson Rivers LLC	6.6% Member Interest	5,523	—	(990)	—	(30)	4,503	—
		5,523	—	(990)	—	(30)	4,503	—

Waccamaw River LLC	20% Member Interest	15,470	—	—	—	185	15,655	—
		15,470	—	—	—	185	15,655	—

Total Affiliate Investments		$194,738	$9,087	$(6,470)	$—	$470	$197,825	$3,603
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)     Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
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
March 31, 2024
(Amounts in thousands, except share amounts)
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2024 was 3.85500%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2024 was 3.89200%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2024 was 3.85100%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2024 was 5.32874%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2024 was 5.29823%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2024 was 5.21781%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2024 was 5.19800%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2024 was 5.18440%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2024 was 5.09150%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2024 was 4.29730%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2024 was 4.34420%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2024 was 4.49860%.
(20)The interest rate on these loans is subject to 1Month CDOR, which as of March 31, 2024 was 5.29000%.
(21)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2024 was 5.29500%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2024 was 5.64000%.
(23)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2024 was 1.46421%.
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2024 was 4.61000%.
(25)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2024 was 4.02500%.
(26)Non-accrual investment.
(27)Investment is non-income producing.
(28)Position or portion thereof is an unfunded loan or equity commitment.
(29)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	March 31, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$84,035	6.2%	12.5%
Automotive	18,403	1.3	2.8
Banking, Finance, Insurance and Real Estate	224,287	16.5	33.5
Beverage, Food and Tobacco	33,057	2.4	4.9
Capital Equipment	46,833	3.4	7.0
Chemicals, Plastics, and Rubber	29,105	2.1	4.4
Construction and Building	10,719	0.8	1.6
Consumer Goods: Durable	25,526	1.9	3.8
Consumer Goods: Non-durable	14,343	1.1	2.1
Containers, Packaging and Glass	22,927	1.7	3.4
Energy: Electricity	6,297	0.5	1.0
Energy: Oil and Gas	2,669	0.2	0.4
Environmental Industries	29,225	2.1	4.4
Healthcare and Pharmaceuticals	124,015	9.1	18.5
High Tech Industries	137,613	10.1	20.5
Hotel, Gaming and Leisure	21,572	1.6	3.2
Investment Funds and Vehicles	36,725	2.7	5.5
Media: Advertising, Printing and Publishing	32,578	2.4	4.9
Media: Broadcasting and Subscription	8,706	0.6	1.3
Media: Diversified and Production	46,497	3.4	6.9
Services: Business	216,121	15.9	32.3
Services: Consumer	69,268	5.1	10.3
Structured Products	33,667	2.5	5.0
Telecommunications	18,276	1.3	2.7
Transportation: Cargo	58,929	4.3	8.8
Transportation: Consumer	2,000	0.1	0.3
Utilities: Electric	9,655	0.7	1.4
Total	$1,363,048	100.0%	203.4%

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)
(30)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
March 31, 2024:
Senior debt and 1st lien notes	$996,015	73%	$982,334	72%	147%
Subordinated debt and 2nd lien notes	108,605	8	107,913	8	16
Structured products	28,657	2	27,744	2	4
Equity shares	176,427	13	207,185	15	31
Equity warrants	33	—	1,147	—	—
Investments in joint ventures	50,132	4	36,725	3	5
	$1,359,869	100%	$1,363,048	100%	203%

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/20	10/27	$7,953	$7,902	$7,693	1.2%	(3) (6) (7) (9)
						7,953	7,902	7,693

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.6% Cash, 3.3% PIK	07/22	07/29	162	145	153	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	743	687	704	0.1%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	66	64	62	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.3% PIK	07/22	07/29	861	783	816	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	07/22	07/29	—	(5)	(14)	—%	(3) (6) (7) (15)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	390	363	367	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		28	21	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		28	21	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (27)
						2,222	2,093	2,130

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	07/22	07/27	11,141	11,006	11,048	1.7%	(6) (7) (11)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(8)	(5)	—%	(6) (7) (11) (28)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	425	0.1%	(6)
						11,141	11,324	11,468

Ascensus, Inc	Brokerage, Asset Managers & Exchanges	Second Lien Senior Secured Term Loan	SOFR +6.50%, 11.8% Cash	05/21	08/29	7,511	7,458	7,201	1.1%	(7) (12)
						7,511	7,458	7,201

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	1,883	1,903	1,863	0.3%	(3) (6) (7) (15) (28)
						1,883	1,903	1,863

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	6,188	6,054	6,188	0.9%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(26)	—	—%	(6) (7) (12) (28)
						6,188	6,028	6,188

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	1,813	1,832	1,648	0.3%	(3) (6) (7) (19) (28)
						1,813	1,832	1,648

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,289	4,245	4,354	0.7%
						4,289	4,245	4,354

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	3,228	3,178	3,206	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(4)	(2)	—%	(6) (7) (12) (28)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,043	1,030	1,020	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	192	—%	(6) (27)
						4,271	4,332	4,416

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	2,541	2,529	2,541	0.4%	(3) (6) (7) (10)
						2,541	2,529	2,541

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	10/21	10/27	2,944	2,923	2,944	0.5%	(6) (7) (12) (28)
						2,944	2,923	2,944

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	02/21	02/28	2,320	2,434	2,302	0.4%	(3) (6) (7) (10)
						2,320	2,434	2,302

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	$1,660	$1,780	$1,270	0.2%	(3) (6) (7) (21)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (27)
		Class C - Warrants (257,127.45 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (27)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (6) (27)
						1,660	2,204	1,270

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 14.0% Cash	04/22	04/27	2,159	2,136	2,120	0.3%	(3) (6) (7) (12)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	491	0.1%	(3) (6) (27)
						2,159	2,477	2,611

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	10/23	10/29	1,342	1,286	1,284	0.2%	(6) (7) (12) (28)
		Revolver	SOFR + 5.00%, 10.4% Cash	10/23	10/29	—	(4)	(4)	—%	(6) (7) (12) (28)
						1,342	1,282	1,280

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.1% Cash	10/21	10/28	5,644	5,462	5,466	0.8%	(3) (6) (7) (10)
						5,644	5,462	5,466

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	02/22	02/28	5,092	5,018	4,990	0.8%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	02/28	1,583	1,543	1,551	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.3% Cash	02/22	02/28	—	(24)	(33)	—%	(6) (7) (12) (28)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,190	0.2%	(6) (27)
						6,675	7,259	7,698

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,995	1,961	1,981	0.3%	(3) (6) (7) (12)
						1,995	1,961	1,981

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	642	632	622	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	142	—%	(6) (27)
						642	757	764

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,694	6,593	6,561	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(8)	(11)	—%	(6) (7) (12) (28)
						6,694	6,585	6,550

Contabo Finco S.À R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	1,029	908	1,021	0.2%	(3) (6) (7) (9)
						1,029	908	1,021

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	$17,979	$17,383	$13,484	2.1%	(3) (6) (26)
		Common Stock (53,700 shares)	N/A	09/22	N/A	—	174	78	—%	(3) (27)
						17,979	17,557	13,562

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	09/21	09/28	10,888	11,214	10,542	1.6%	(3) (6) (7) (9) (28)
		Class A Units (531 units)	N/A	09/21	N/A		248	255	—%	(3) (6) (27)
		Class B Units (231 units)	N/A	09/21	N/A		538	611	0.1%	(3) (6) (27)
						10,888	12,000	11,408

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	09/20	09/27	2,125	1,962	2,125	0.3%	(3) (6) (7) (14) (28)
						2,125	1,962	2,125

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/21	11/27	$6,686	$6,595	$6,686	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.5% Cash	11/21	11/27	—	(14)	—	—%	(6) (7) (11) (28)
						6,686	6,581	6,686

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.5% Cash, 2.8% PIK	12/22	12/29	1,055	943	698	0.1%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	533	520	467	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.5% Cash, 2.8% PIK	12/22	12/29	1,595	1,503	1,397	0.2%	(3) (6) (7) (15)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	421	394	362	0.1%	(3) (6)
						3,604	3,360	2,924

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	03/28	1,748	1,864	1,535	0.2%	(3) (6) (7) (19) (28)
		First Lien Senior Secured Term Loan	BBSY +6.50%, 10.8% Cash	03/22	09/24	22	21	20	—%	(3) (6) (7) (19)
						1,770	1,885	1,555

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.2% Cash	07/22	07/28	4,267	4,200	4,216	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 12.2% Cash	07/22	07/28	94	91	92	—%	(6) (7) (12) (28)
						4,361	4,291	4,308

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	01/23	01/30	1,683	1,591	1,632	0.3%	(3) (6) (7) (9) (28)
						1,683	1,591	1,632

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,670	0.4%	(6)
							2,799	2,670

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	4,534	4,278	4,421	0.7%	(3) (6) (7) (9)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	683	648	670	0.1%	(3) (6)
						5,217	4,926	5,091

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/21	02/28	1,705	1,688	1,704	0.3%	(6) (7) (12)
						1,705	1,688	1,704

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	03/22	03/29	2,485	2,396	2,426	0.4%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%,9.9% Cash	05/23	03/29	1,863	1,779	1,803	0.3%	(3) (6) (7) (10) (28)
						4,348	4,175	4,229

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		4,267	2,551	0.4%	(6)
							4,267	2,551

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/26	2,429	2,403	2,370	0.4%	(6) (7) (11)
						2,429	2,403	2,370

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	05/22	05/30	7,143	7,023	6,993	1.1%	(6) (7) (12)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	446	0.1%	(6) (27)
						7,143	7,527	7,439

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,289	8,242	1.3%
						10,000	9,289	8,242

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,885,524 units)	N/A	08/22	N/A		1,886	2,131	0.3%	(3) (6) (27)
							1,886	2,131

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	02/22	02/28	$3,170	$3,093	$3,135	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.5% Cash	02/22	02/28	—	(6)	(3)	—%	(6) (7) (12) (28)
		LLC Units (76.3 units)	N/A	02/22	02/28		76	86	—%	(6)
						3,170	3,163	3,218

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	03/22	03/29	3,084	3,098	2,859	0.4%	(3) (6) (7) (15) (28)
						3,084	3,098	2,859

Subtotal Non–Control / Non–Affiliate Investments (177.0%)*						1,141,475	1,170,790	1,154,383

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	16,219	2.5%	(3) (27)
							14,646	16,219

Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	2,486	2,486	2,486	0.4%	(6) (12)
		Common Stock (497,228 shares)	N/A	12/23	N/A		4,871	4,871	0.7%	(6) (27)
						2,486	7,357	7,357

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,798	7,824	1.2%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,647	3,459	3,434	0.5%	(6)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		5,472	6,080	0.9%	(6) (27)
						11,957	16,729	17,338

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	07/21	07/28	2,740	2,695	2,740	0.4%	(6) (11) (28)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,230	2,246	0.3%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		45,934	72,041	11.0%	(6)
						4,986	50,859	77,027

Rocade Holdings LLC	Other Financial	Preferred LP Units (50,500 units)	SOFR + 6.0% PIK, 11.3% PIK	02/23	N/A		55,258	55,258	8.5%	(6) (12) (28)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	546	0.1%	(6) (27)
							55,258	55,804

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		11,441	5,523	0.8%	(27)
							11,441	5,523

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		25,036	15,470	2.4%	(3) (27)
							25,036	15,470

Subtotal Affiliate Investments (29.9%)*						19,429	181,326	194,738

Total Investments, December 31, 2023 (206.9%)*						$1,160,904	$1,352,116	$1,349,121

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, CDOR, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
(b)     Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $406.1 billion in assets under management as of March 31, 2024.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments,” with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.

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
The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2024, BIIL had approximately £17.0 billion in assets under management.
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
For both the three months ended March 31, 2024 and 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million. As of March 31, 2024, the Base Management Fee of $0.5 million for the three months ended March 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $0.5 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2024 and 2023, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.8 million and $2.7 million, respectively. As of March 31, 2024, the Income-Based Fee of $2.8 million for the three months ended March 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $3.1 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three months ended March 31, 2024 and 2023, the Company accrued $0.4 million and nil, respectively, of Capital Gains Fees. As of March 31, 2024, the Capital Gains Fee of $0.4 million for the three months ended March 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. For the year ended December 31, 2023, the Company did not accrue any Capital Gains Fees.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
Payment of Expenses
All investment professionals of Barings and its staff, when and to the extent engaged in providing investment advisory and management services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with U.S. GAAP;
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
For the three months ended March 31, 2024 and 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.3 million, respectively. As of March 31, 2024, the administrative expenses of $0.2 million incurred during the three months ended March 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2024:
Senior debt and 1st lien notes	$996,015	73%	$982,334	72%	147%
Subordinated debt and 2nd lien notes	108,605	8	107,913	8	16
Structured products	28,657	2	27,744	2	4
Equity shares	176,427	13	207,185	15	31
Equity warrants	33	—	1,147	—	—
Investments in joint ventures	50,132	4	36,725	3	5
	$1,359,869	100%	$1,363,048	100%	203%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%	151%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8	16
Structured products	29,479	2	26,173	2	4
Equity shares	162,731	12	192,641	14	30
Equity warrants	2	—	1,043	—	—
Investments in joint ventures	51,123	4	37,212	3	6
	$1,352,116	100%	$1,349,121	100%	207%
During the three months ended March 31, 2024, the Company made 10 new investments totaling $27.5 million and made investments in existing portfolio companies totaling $23.7 million.
During the three months ended March 31, 2023, the Company made 10 new investments totaling $36.7 million, made investments in existing portfolio companies totaling $19.8 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$84,035	6.2%	12.5%	$81,217	6.0%	12.5%
Automotive	18,403	1.3	2.8	16,830	1.2	2.6
Banking, Finance, Insurance and Real Estate	224,287	16.5	33.5	227,415	16.9	34.9
Beverage, Food and Tobacco	33,057	2.4	4.9	24,197	1.8	3.7
Capital Equipment	46,833	3.4	7.0	46,500	3.5	7.1
Chemicals, Plastics, and Rubber	29,105	2.1	4.4	25,679	1.9	3.9
Construction and Building	10,719	0.8	1.6	10,070	0.7	1.6
Consumer Goods: Durable	25,526	1.9	3.8	25,563	1.9	3.9
Consumer Goods: Non-durable	14,343	1.1	2.1	9,987	0.7	1.5
Containers, Packaging and Glass	22,927	1.7	3.4	23,032	1.7	3.5
Energy: Electricity	6,297	0.5	1.0	6,676	0.5	1.0
Energy: Oil and Gas	2,669	0.2	0.4	2,670	0.2	0.4
Environmental Industries	29,225	2.1	4.4	30,266	2.2	4.7
Healthcare and Pharmaceuticals	124,015	9.1	18.5	130,845	9.7	20.1
High Tech Industries	137,613	10.1	20.5	141,704	10.5	21.7
Hotel, Gaming and Leisure	21,572	1.6	3.2	19,595	1.5	3.0
Investment Funds and Vehicles	36,725	2.7	5.5	37,212	2.8	5.7
Media: Advertising, Printing and Publishing	32,578	2.4	4.9	32,570	2.4	5.0
Media: Broadcasting and Subscription	8,706	0.6	1.3	8,867	0.7	1.4
Media: Diversified and Production	46,497	3.4	6.9	45,924	3.4	7.1
Services: Business	216,121	15.9	32.3	201,007	14.9	30.8
Services: Consumer	69,268	5.1	10.3	69,643	5.2	10.7
Structured Products	33,667	2.5	5.0	32,763	2.4	5.0
Telecommunications	18,276	1.3	2.7	18,341	1.4	2.8
Transportation: Cargo	58,929	4.3	8.8	68,703	5.1	10.5
Transportation: Consumer	2,000	0.1	0.3	1,900	0.1	0.3
Utilities: Electric	9,655	0.7	1.4	9,945	0.7	1.5
Total	$1,363,048	100.0%	203.4%	$1,349,121	100.0%	206.9%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2024, the Company held a 10.0% partnership interest in Banff. As of March 31, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.6 million, respectively. As of December 31, 2023, the cost and fair value of the Company's investment in Banff was $14.6 million and $16.2 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $143.7 million as of March 31, 2024, as compared to $146.5 million as of December 31, 2023. As of March 31, 2024, Banff’s investments had an aggregate cost of $150.8 million, as compared to $151.9 million as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$146,901	97%	$139,697	97%
Subordinated debt and 2nd lien notes	3,920	3	4,000	3
	$150,821	100%	$143,697	100%
December 31, 2023:
Senior debt and 1st lien notes	$147,990	97%	$142,490	97%
Subordinated debt and 2nd lien notes	3,917	3	3,987	3
	$151,907	100%	$146,477	100%
As of March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 10.5% and 10.6%, respectively.
The industry composition of Banff’s investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Aerospace and Defense	$15,105	10.5%	$15,125	10.3%
Banking, Finance, Insurance and Real Estate	16,190	11.3	16,325	11.2
Beverage, Food and Tobacco	7,577	5.3	7,531	5.1
Chemicals, Plastics, and Rubber	1,937	1.3	1,269	0.9
Construction and Building	1,450	1.0	1,364	0.9
Consumer Goods: Durable	1,731	1.2	1,725	1.2
Consumer Goods: Non-durable	6,026	4.2	6,205	4.2
Containers, Packaging and Glass	6,459	4.5	6,607	4.5
Healthcare and Pharmaceuticals	16,635	11.6	17,205	11.8
High Tech Industries	20,898	14.5	20,942	14.3
Media: Advertising, Printing and Publishing	1,955	1.4	1,957	1.3
Media: Diversified and Production	4,274	3.0	4,306	2.9
Services: Business	21,536	15.0	21,900	15.0
Services: Consumer	12,291	8.5	12,509	8.5
Telecommunications	3,213	2.2	3,243	2.2
Transportation: Cargo	6,420	4.5	8,264	5.7
Total	$143,697	100%	$146,477	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Australia	$4,360	3.0%	$4,449	3.0%
Belgium	7,577	5.3	7,531	5.1
Canada	1,847	1.3	2,221	1.5
France	27,948	19.4	28,669	19.6
Germany	7,120	5.0	7,277	5.0
Hong Kong	6,179	4.3	6,033	4.1
Netherlands	9,182	6.4	9,193	6.3
New Zealand	2,462	1.7	2,596	1.8
Singapore	3,989	2.8	3,984	2.7
United Kingdom	20,282	14.1	20,401	13.9
USA	52,751	36.7	54,123	37.0
Total	$143,697	100.0%	$146,477	100%
Banff’s credit facility with Wells Fargo Bank, N.A., which was non-recourse to the Company, initially closed on August 26, 2022 and had nil and $19.2 million outstanding as of March 31, 2024 and December 31, 2023, respectively. On March 20, 2024, Banff’s credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both March 31, 2024 and December 31, 2023, the Company had sold $187.9 million of its investments to Banff. As of both March 31, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2024. As of March 31, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2024 and 2023, Thompson Rivers declared $15.0 million and $57.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2024 and 2023, the Company recognized $1.0 million and $3.8 million, respectively, of the dividends as a return of capital.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2024, Thompson Rivers had $307.7 million in Ginnie Mae early buyout loans and $7.7 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of March 31, 2024, Thompson Rivers had 1,974 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of March 31, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Federal Housing Administration (“FHA”) loans	$306,491	93%	$287,390	93%
Veterans Affairs (“VA”) loans	21,604	7	20,295	7
	$328,095	100%	$307,685	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93	$342,240	93
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $70.2 million and $83.5 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $144.1 million and $170.8 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $45.1 million and $50.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $1.7 million of recallable return of capital) as of March 31, 2024. As of March 31, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three months ended March 31, 2024 and 2023, Waccamaw River declared nil and $3.6 million in dividends, respectively, of which nil and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2024, Waccamaw River had $154.9 million in unsecured consumer loans and $7.2 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of March 31, 2024, Waccamaw River had 19,291 outstanding loans with an average loan size of $9,764, remaining average life to maturity of 38.2 months and weighted average interest rate of 12.8%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $55.9 million and $71.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $38.0 million and $51.3 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)    Includes $85.6 million of total contributed capital by related parties as of both March 31, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of March 31, 2024 and December 31, 2023, $2.9 million and $2.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of March 31, 2024 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2024 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$844,660	Yield Analysis	Market Yield	6.1% – 27.0%	10.9%	Decrease
	10,163	Market Approach	Adjusted EBITDA Multiple	1.2x – 12.5x	9.3x	Increase
	79,471	Recent Transaction	Transaction Price	95.6% – 100.0%	98.0%	Increase
Subordinated debt and 2nd lien notes(2)	87,205	Yield Analysis	Market Yield	9.0% – 17.7%	12.7%	Decrease
	10,166	Market Approach	Adjusted EBITDA Multiple	6.0x – 11.0x	8.5x	Increase
	1,875	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	16,103	Yield Analysis	Market Yield	10.5% – 14.2%	13.0%	Decrease
	162,274	Market Approach	Adjusted EBITDA Multiple	5.5x – 27.5x	11.1x	Increase
	1,353	Market Approach	Revenue Multiple	6.0x – 9.3x	6.5x	Increase
	8,027	Discounted Cash Flow Analysis	Discount Rate	14.5%	14.5%	Decrease
	2,357	Net Asset Approach	Liabilities	$(64,894.6)	$(64,894.6)	Decrease
	749	Recent Transaction	Transaction Price	$0.00 – $1,037.50	$438.67	Increase
Equity Warrants	1,102	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.7x	Increase
(1) Excludes investments with an aggregate fair value amounting to $11,856, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $5,821, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $15,801, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $2,670, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

During the three months ended March 31, 2024, one equity position with a fair value of $7.1 million transitioned from a market approach to a yield analysis valuation model. In addition, one senior debt and first lien note position with a fair value of $2.7 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

December 31, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$844,635	Yield Analysis	Market Yield	7.8% – 19.6%	11.2%	Decrease
	7,247	Market Approach	Adjusted EBITDA Multiple	1.1x – 12.5x	3.5x	Increase
	84,483	Recent Transaction	Transaction Price	97.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	85,803	Yield Analysis	Market Yield	8.5% – 18.9%	13.1%	Decrease
	4,986	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	670	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares(4)	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	162,996	Market Approach	Adjusted EBITDA Multiple	4.8x – 30.0x	11.2x	Increase
	1,390	Market Approach	Revenue Multiple	6.5x – 9.5x	6.8x	Increase
	6,080	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	2,131	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	5,203	Recent Transaction	Transaction Price	$1.00 – $10.00	$9.64	Increase
Equity Warrants	1,043	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.5x	Increase
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,184	$946,150	$982,334
Subordinated debt and 2nd lien notes	—	2,846	105,067	107,913
Structured products	—	11,943	15,801	27,744
Equity shares	9,936	3,716	193,533	207,185
Equity warrants	45	—	1,102	1,147
Investments subject to leveling	$9,981	$54,689	$1,261,653	$1,326,323
Investments in joint ventures (1)				36,725
				$1,363,048

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,079	$949,079	$985,158
Subordinated debt and 2nd lien notes	—	10,043	96,851	106,894
Structured products	—	11,258	14,915	26,173
Equity shares	78	—	192,563	192,641
Equity warrants	—	—	1,043	1,043
Investments subject to leveling	$78	$57,380	$1,254,451	$1,311,909
Investment in joint ventures (1)				$37,212
				$1,349,121
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$1,254,451
New investments	36,126	12,535	—	2,599	—	51,260
Investment restructuring	(13,015)	—	—	—	—	(13,015)
Transfers into (out of) Level 3, net	—	—	—	(3,305)	—	(3,305)
Proceeds from sales of investments	(129)	—	—	—	—	(129)
Loan origination fees received	(545)	(281)	—	—	—	(826)
Principal repayments received	(24,253)	(5,480)	(799)	—	—	(30,532)
Payment-in-kind interest/dividends	386	692	—	1,559	—	2,637
Accretion of loan premium/discount	95	27	—	—	—	122
Accretion of deferred loan origination revenue	1,205	82	—	—	—	1,287
Realized gain (loss)	(4,217)	—	—	—	—	(4,217)
Unrealized appreciation (depreciation)	1,418	641	1,685	117	59	3,920
Fair value, end of period	$946,150	$105,067	$15,801	$193,533	$1,102	$1,261,653

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	54,252	683	—	45,971	—	100,906
Transfers into (out of) Level 3, net	—	—	1,767	—	—	1,767
Proceeds from sales of investments	—	—	—	—	—	—
Loan origination fees received	(1,495)	(20)	—	—	—	(1,515)
Principal repayments received	(13,531)	(449)	(806)	—	—	(14,786)
Payment-in-kind interest/dividends	583	826	—	—	—	1,409
Accretion of loan premium/discount	95	33	—	—	—	128
Accretion of deferred loan origination revenue	1,028	70	—	—	—	1,098
Realized gain (loss)	(224)	—	—	—	—	(224)
Unrealized appreciation (depreciation)	3,174	1,313	379	4,863	15	9,744
Fair value, end of period	$916,075	$100,261	$15,550	$163,712	$491	$1,196,089
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $0.6 million during the three months ended March 31, 2024 was related to portfolio company investments that were still held by the Company as of March 31, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $9.5 million during the three months ended March 31, 2023 was related to portfolio company investments that were still held by the Company as of March 31, 2023.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2024, the Company made investments of approximately $31.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2024, the Company made investments of $20.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2024 and December 31, 2023, the Company had three portfolio companies and one portfolio company, respectively, with investments that were on non-accrual.
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
Fee income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Recurring Fee Income:
Amortization of loan origination fees	$996	$928
Management, valuation and other fees	229	336
Total Recurring Fee Income	1,225	1,264
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	297	201
Advisory, loan amendment and other fees	74	221
Total Non-Recurring Fee Income	371	422
Total Fee Income	$1,596	$1,686
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
Concentration of Credit Risk
As of both March 31, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 5.6% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2024, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of March 31, 2024 the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 60 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 23 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 58 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 23 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2024 and March 31, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2024 and 2023, the Company recorded net expenses of $0.2 million and $23.5 thousand, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2024 and December 31, 2023 was approximately $1,352.6 million and $1,344.7 million, respectively. As of March 31, 2024, net unrealized appreciation on the Company’s investments (tax basis) was approximately $22.0 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $71.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $49.2 million. As of December 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $2.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.7 million and $0.8 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2024	March 31, 2024	December 31, 2023
Credit Facility:
January 15, 2021	April 30, 2026	7.398%	642,422	$644,463
Total Credit Facility			$642,422	$644,463
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(145)	(157)
Total Notes			$99,855	$99,843
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 189.8% as of March 31, 2024.
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to the Company’s election, (a) the alternate base rate plus 1.15% or (b) the term SOFR plus 2.15% plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with and interest period of three months or 0.25% for borrowings with an interest period of six months, with the term SOFR plus credit spread adjustment subject to a 0.00% floor, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Kroner, Norwegian Kroner or Swedish Kronor, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) one-month term SOFR plus 1.00% plus a credit spread adjustment of 0.10% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. The Company pays a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of March 31, 2024, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2024, the Company had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.569% (with Term SOFR borrowings subject to one month SOFR of 5.319%), borrowings denominated in British pounds sterling of £31.2 million ($39.4 million U.S. dollars) with an interest rate of 7.371% (one month SONIA of 5.221%), borrowings denominated in Euros of €61.5 million ($66.4 million U.S. dollars) with an interest rate of 6.088% (one month EURIBOR of 3.938%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.6 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2023, the Company had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.584% (with Term SOFR borrowings subject to one month SOFR of 5.334%), borrowings denominated in British pounds sterling of £31.2 million ($39.8 million U.S. dollars) with an interest rate of 7.370% (one month SONIA of 5.220%), borrowings denominated in Euros of €61.5 million ($67.9 million U.S. dollars) with an interest rate of 6.025% (one month EURIBOR of 3.875%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.8 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
As of March 31, 2024 and December 31, 2023, the fair values of the borrowings outstanding under the ING Credit Facility were $642.4 million and $644.5 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2024, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of March 31, 2024 and December 31, 2023, the fair values of the February 2027 Notes were $92.1 million and $90.2 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$37,920	$24,768	04/08/24	$(25)	Derivative liabilities
Foreign currency forward contract (AUD)	$571	A$872	04/08/24	2	Derivative assets
Foreign currency forward contract (AUD)	$25,161	A$37,048	04/08/24	987	Derivative assets
Foreign currency forward contract (AUD)	$25,112	A$38,350	07/08/24	25	Derivative assets

Foreign currency forward contract (CAD)	C$252	$189	04/08/24	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	C$5,633	$4,148	04/08/24	16	Derivative assets
Foreign currency forward contract (CAD)	$83	C$113	04/08/24	—	Derivative liabilities
Foreign currency forward contract (CAD)	$4,342	C$5,772	04/08/24	76	Derivative assets
Foreign currency forward contract (CAD)	$4,213	C$5,715	07/08/24	(16)	Derivative liabilities

Foreign currency forward contract (DKK)	4,058kr.	$589	04/08/24	(1)	Derivative liabilities
Foreign currency forward contract (DKK)	$12	80kr.	04/08/24	—	Derivative assets
Foreign currency forward contract (DKK)	$587	3,978kr.	04/08/24	11	Derivative assets
Foreign currency forward contract (DKK)	$594	4,077kr.	07/08/24	1	Derivative assets

Foreign currency forward contract (EUR)	€95,644	$103,471	04/08/24	(155)	Derivative liabilities
Foreign currency forward contract (EUR)	$3,430	€3,164	04/08/24	12	Derivative assets
Foreign currency forward contract (EUR)	$101,716	€92,480	04/08/24	1,818	Derivative assets
Foreign currency forward contract (EUR)	$107,123	€98,651	07/08/24	158	Derivative assets

Foreign currency forward contract (GBP)	£1,056	$1,335	04/08/24	(1)	Derivative liabilities
Foreign currency forward contract (GBP)	£15,862	$20,025	04/08/24	13	Derivative assets
Foreign currency forward contract (GBP)	$1,254	£982	04/08/24	14	Derivative assets
Foreign currency forward contract (GBP)	$20,135	£15,936	04/08/24	3	Derivative assets
Foreign currency forward contract (GBP)	$21,094	£16,701	07/08/24	(14)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$10,224	$6,141	04/08/24	(25)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,401	NZ$10,224	04/08/24	285	Derivative assets
Foreign currency forward contract (NZD)	$6,210	NZ$10,338	10/10/23	25	Derivative assets

Foreign currency forward contract (NOK)	21,883kr	$2,032	04/08/24	(15)	Derivative liabilities
Foreign currency forward contract (NOK)	$40	429kr	04/08/24	1	Derivative assets
Foreign currency forward contract (NOK)	$2,083	21,453kr	04/08/24	105	Derivative assets
Foreign currency forward contract (NOK)	$2,038	21,901kr	07/08/24	15	Derivative assets

Foreign currency forward contract (SEK)	16,338kr	$1,541	04/08/24	(12)	Derivative liabilities
Foreign currency forward contract (SEK)	$32	330kr	04/08/24	1	Derivative assets
Foreign currency forward contract (SEK)	$1,576	16,008kr	04/08/24	78	Derivative assets
Foreign currency forward contract (SEK)	$1,549	16,363kr	07/08/24	12	Derivative assets

Foreign currency forward contract (CHF)	1,691Fr.	$1,870	04/08/24	9	Derivative assets
Foreign currency forward contract (CHF)	$2,013	1,691Fr.	04/08/24	134	Derivative assets
Foreign currency forward contract (CHF)	$1,921	1,720Fr.	07/08/24	(9)	Derivative liabilities
Total				$3,525

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$22,960	A$35,907	01/10/24	(1,568)	Derivative liabilities
Foreign currency forward contract (AUD)	$569	A$867	01/10/24	(23)	Derivative liabilities

Foreign currency forward contract (CAD)	$4,087	C$5,577	01/10/24	(137)	Derivative liabilities
Foreign currency forward contract (CAD)	$182	C$245	01/10/24	(4)	Derivative liabilities

Foreign currency forward contract (DKK)	$548	3,873kr.	01/10/24	(27)	Derivative liabilities
Foreign currency forward contract (DKK)	$17	120kr.	01/10/24	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	$93,155	€88,305	01/10/24	(4,541)	Derivative liabilities
Foreign currency forward contract (EUR)	$7,409	€6,840	01/10/24	(158)	Derivative liabilities

Foreign currency forward contract (GBP)	$18,602	£15,328	01/10/24	(927)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	01/10/24	(373)	Derivative liabilities
Foreign currency forward contract (NZD)	$126	NZ$215	01/10/24	(10)	Derivative liabilities

Foreign currency forward contract (NOK)	$1,946	kr21,024	01/10/24	(130)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,523	16,000kr	01/10/24	(69)	Derivative liabilities

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	01/10/24	(148)	Derivative liabilities
Total				$(8,116)
As of March 31, 2024 and December 31, 2023, the total fair value of the Company’s foreign currency forward contracts was $3.5 million and $(8.1) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of both March 31, 2024 and December 31, 2023, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both March 31, 2024 and December 31, 2023, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$184	$254
AD Bidco, Inc.(1)	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.(1)	Revolver	434	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	410	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	236	236
AirX Climate Solutions, Inc.(1)	Revolver	80	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,598	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	263	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	659	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,263	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	180	271
ASC Communications, LLC(1)	Revolver	658	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	402	471
ATL II MRO Holdings Inc.(1)(2)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	939	982

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	983	1,006
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	123	126
BrightSign LLC(1)(2)	Revolver	143	238
CAi Software, LLC(1)(2)	Revolver	707	707
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	754	993
Cascade Residential Services LLC(1)	Revolver	165	165
CCFF Buyer, LLC(1)(2)	Delayed Draw Term Loan	2,027	—
CCFF Buyer, LLC(1)(2)	Revolver	608	—
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)(2)	Revolver	556	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	511	523
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	185	187
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	169	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	714
DISA Holdings Corp.(1)	Revolver	286	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	688	704
Eclipse Business Capital, LLC(1)	Revolver	8,310	8,490
EMI Porta Holdco LLC(1)(2)	Revolver	25	173
eShipping, LLC(1)	Revolver	917	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,780	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	968	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2	—
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	261	276
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	86	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	17	53
Greenhill II BV(1)(3)	Capex Acquisition Facility	118	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	160	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
HEKA Invest(1)(3)	Delayed Draw Term Loan	562	575
HemaSource, Inc.(1)	Revolver	744	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	338	338
HomeX Services Group LLC(1)	Revolver	135	135
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
HTI Technology & Industries(1)(2)	Revolver	682	682
Ice House America, L.L.C.(1)(2)	Delayed Draw Term Loan	82	—
Ice House America, L.L.C.(1)(2)	Revolver	191	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	172	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	607	620
InvoCare Limited(1)(2)(5)	Delayed Draw Term Loan	148	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	171	656
ISTO Technologies II, LLC(1)	Revolver	238	238
ITI Intermodal, Inc.(1)(2)	Revolver	595	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	316	334
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,096	1,121
LeadsOnline, LLC(1)	Revolver	1,952	1,640
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	100	133
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	515	—
MB Purchaser, LLC(1)(2)	Revolver	103	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	290	290
Megawatt Acquisitionco, Inc.(1)	Revolver	332	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	362	387
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	323	338
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	73	77
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	684	684
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	1,515	1,515
NAW Buyer, LLC(1)(2)	Revolver	341	303
NeoxCo(1)(3)	Delayed Draw Term Loan	486	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(1)	Delayed Draw Term Loan	73	73
NF Holdco, LLC(1)	Revolver	589	442
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	468	479
OA Buyer, Inc.(1)	Revolver	1,154	1,331
OAC Holdings I Corp(1)(2)	Revolver	538	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	315
Parkview Dental Holdings(1)(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Acquisition Facility	418	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(1)	Revolver	—	676
Process Insights Acquisition, Inc.(1)	Revolver	575	—
ProfitOptics, LLC(1)(2)	Revolver	35	84

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	135	174
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	202	206
Qualified Industries, LLC(1)	Revolver	242	242
Questel Unite(1)(2)(3)	Incremental Term Loan	2,796	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	841	841
R1 Holdings, LLC(1)	Revolver	973	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,912	3,309
Randys Holdings, Inc.(1)	Revolver	1,030	995
Rocade Holdings LLC(1)	Preferred Equity	4,500	4,500
Rock Labor, LLC(1)(2)	Revolver	625	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	461	461
Royal Buyer, LLC(1)	Revolver	874	670
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
SBP Holdings LP(1)	Delayed Draw Term Loan	—	75
SBP Holdings LP(1)	Revolver	355	532
Scaled Agile, Inc.(1)(2)	Revolver	280	280
Scout Bidco B.V.(1)(2)(3)	Revolver	313	320
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	604	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	156	312
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	2,294	2,294
SmartShift Group, Inc.(1)	Revolver	1,101	1,101
Solo Buyer, L.P.(1)	Revolver	798	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	117	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	938	937
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,237	1,487
Superjet Buyer, LLC(1)	Revolver	1,095	1,095
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	167	231
Tank Holding Corp(1)	Delayed Draw Term Loan	339	409
Tank Holding Corp(1)	Revolver	491	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Techone B.V.(1)(2)(3)	Revolver	154	94
Tencarva Machinery Company, LLC(1)(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,615
Trader Corporation(1)(6)	Revolver	173	177
Trintech, Inc.(1)	Revolver	255	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	912	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	792	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	262	278

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	668	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	468	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	234
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	1,250	1,250
Whitcraft Holdings, Inc.(1)	Revolver	490	880
White Bidco Limited(1)	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(1)(2)	Line of Credit	157	318
World 50, Inc.(1)(2)	Revolver	243	—
WWEC Holdings III Corp(1)(2)	Revolver	932	757
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,601	2,062
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	381	1,466
ZB Holdco LLC(1)(2)	Revolver	271	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$103,209	$114,328
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value at beginning of period	$22.27	$21.66
Net investment income (1)	0.65	0.68
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.36)	(0.35)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.67	0.59
Total increase from investment operations (1)	0.96	0.92
Dividends paid to stockholders from net investment income	(0.64)	(0.57)
Dividends paid to stockholders from short-term realized gains	—	(0.03)
Total dividends declared	(0.64)	(0.60)
Net asset value at end of period	$22.59	$21.98
Shares outstanding at end of period	29,672,058	28,142,612
Net assets at end of period	$670,241	$618,439
Average net assets	$658,852	$609,288
Ratio of total expenses to average net assets (annualized) (2)	11.07%	10.09%
Ratio of net investment income to average net assets (annualized) (2)	11.54%	12.39%
Portfolio turnover ratio (annualized)	3.22%	1.83%
Total return (3)	4.35%	4.29%
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
9. SUBSEQUENT EVENTS
On May 7, 2024, the Board declared a quarterly dividend of $0.64 per share payable on June 12, 2024 to holders of record as of May 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 11.0% and 10.9%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 11.0% and 10.7% as of March 31, 2024 and December 31, 2023, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $324.0 billion Global Fixed Income Platform (as of March 31, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2024, BIIL had approximately £17.0 billion in assets under management.
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

Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 43 investment professionals (as of March 31, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages approximately 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,363.0 million as of March 31, 2024, as compared to $1,349.1 million as of December 31, 2023. As of March 31, 2024, we had investments in 263 portfolio companies with an aggregate cost of $1,359.9 million. As of December 31, 2023, we had investments in 256 portfolio companies with an aggregate cost of $1,352.1 million. As of both March 31, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$996,015	73%	$982,334	72%
Subordinated debt and 2nd lien notes	108,605	8	107,913	8
Structured products	28,657	2	27,744	2
Equity shares	176,427	13	207,185	15
Equity warrants	33	—	1,147	—
Investments in joint ventures	50,132	4	36,725	3
	$1,359,869	100%	$1,363,048	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73
Subordinated debt and 2nd lien notes	108,487	8	106,894	8
Structured products	29,479	2	26,173	2
Equity shares	162,731	12	192,641	14
Equity warrants	2	—	1,043	—
Investments in joint ventures	51,123	4	37,212	3
	$1,352,116	100%	$1,349,121	100%
Investment Activity
During the three months ended March 31, 2024, we made 10 new investments totaling $27.5 million and made investments in existing portfolio companies totaling $23.7 million. We had four loans repaid totaling $24.5 million and received $13.9 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.1 million. We received $1.0 million of return of capital from one of our joint ventures. In addition, one of our debt investments was restructured, which resulted in a loss of $4.5 million. Lastly, we received proceeds related to the sale of equity investments totaling $3.8 million and recognized a net realized gain on such sales totaling $0.5 million.

During the three months ended March 31, 2023, we made 10 new investments totaling $36.7 million, made investments in existing portfolio companies totaling $19.8 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had two loans repaid totaling $10.1 million and received $7.3 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.2 million. Finally, we received $3.8 million of return of capital from one of our joint ventures.
Total portfolio investment activity for the three months ended March 31, 2024 and 2023 was as follows:

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$37,212	$1,349,121
New investments	36,126	12,535	—	2,600	—	—	51,261
Investment restructuring	(13,015)	—	—	12,984	31	—	—
Proceeds from sales of investments/return of capital	(129)	—	—	(3,797)	—	(990)	(4,916)
Loan origination fees received	(545)	(281)	—	—	—	—	(826)
Principal repayments received	(24,426)	(12,991)	(826)	—	—	—	(38,243)
Payment-in-kind interest/dividends	604	692	—	1,559	—	—	2,855
Accretion of loan premium/discount	114	80	4	—	—	—	198
Accretion of deferred loan origination revenue	1,210	82	—	—	—	—	1,292
Realized gain (loss)	(4,217)	—	—	350	—	—	(3,867)
Unrealized appreciation (depreciation)	1,454	902	2,393	848	73	503	6,173
Fair value, end of period	$982,334	$107,913	$27,744	$207,185	$1,147	$36,725	$1,363,048

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	54,252	683	—	46,519	—	—	101,454
Proceeds from sales of investments/return of capital	—	—	—	—	—	(3,763)	(3,763)
Loan origination fees received	(1,495)	(20)	—	—	—	—	(1,515)
Principal repayments received	(16,187)	(449)	(833)	—	—	—	(17,469)
Payment-in-kind interest/dividends	1,038	826	—	—	—	—	1,864
Accretion of loan premium/discount	282	49	3	—	—	—	334
Accretion of deferred loan origination revenue	1,059	70	—	—	—	—	1,129
Realized gain (loss)	(224)	—	—	—	—	—	(224)
Unrealized appreciation (depreciation)	3,204	1,681	196	5,119	15	(523)	9,692
Fair value, end of period	$962,148	$126,084	$27,687	$165,304	$491	$43,193	$1,324,907

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2024, we had three portfolio companies with investments on non-accrual, the aggregate fair value of which was $2.7 million, which comprised 0.2% of the total fair value our portfolio, and the aggregate cost of which was $5.0 million, which comprised 0.4% of the total cost of our portfolio. As of December 31, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $13.5 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.3% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2024 is provided below.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2024, the cost of our debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $1.1 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our debt investments in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in GPNZ for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in GPNZ was $0.6 million and the fair value of such investments was $0.4 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in Marmoutier was $2.6 million and the fair value of such investments was $1.2 million.
Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Total investment income	$37,238	$34,239
Total operating expenses	18,075	15,344
Net investment income before taxes	19,163	18,895
Income taxes, including excise tax expense	150	24
Net investment income after taxes	19,013	18,871
Net realized gains (losses)	(10,500)	(9,932)
Net unrealized appreciation (depreciation)	19,526	16,554
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	9,026	6,622
Net increase in net assets resulting from operations	$28,039	$25,493
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Investment income:
Interest income	$30,186	$27,320
Dividend income	3,950	3,479
Fee and other income	1,596	1,686
Payment-in-kind interest income	1,493	1,743
Interest income from cash	13	11
Total investment income	$37,238	$34,239
The change in total investment income for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates and increased dividends from portfolio companies. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 11.0% as of March 31, 2024, as compared to 10.3% as of March 31, 2023. For the three months ended March 31, 2024, dividends from portfolio companies were $4.0 million, as compared to $3.5 million for the three months ended March 31, 2023.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Operating expenses:
Interest and other financing fees	$13,540	$11,293
Base management fee	519	486
Incentive management fees	3,199	2,699
Other general and administrative expenses	817	866
Total operating expenses	$18,075	$15,344

Interest and Other Financing Fees
Interest and other financing fees during both the three months ended March 31, 2024 and 2023 were attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily attributable to an increase in the weighted average interest rate on the ING Credit Facility. The weighted average interest rate on the ING Credit Facility was 7.4% as of March 31, 2024, as compared to 6.7% as of March 31, 2023.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreement and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three months ended March 31, 2024 and 2023, the amount of Base Management Fees incurred was $0.5 million.

Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2024, the amount of Income-Based Fees incurred was $2.8 million, as compared to $2.7 million for the three months ended March 31, 2023. The increase in the Income-Based Fees for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, relates predominately to an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $22.4 million as of March 31, 2024, as compared to $21.6 million as of March 31, 2023.
For the three months ended March 31, 2024, we accrued $0.4 million for the Capital Gains Fee, as compared to nil for the three months ended March 31, 2023. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million. For the three months ended March 31, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include directors’ and officers’ insurance costs and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,867)	$(224)
Net realized gains (losses) on investments	(3,867)	(224)
Foreign currency transactions	(92)	$467
Forward currency contracts	(6,541)	(10,175)
Net realized gains (losses)	$(10,500)	$(9,932)
During the three months ended March 31, 2024, we recognized net realized losses totaling $10.5 million, which consisted primarily of a net loss on our forward currency contracts of $6.5 million, a net loss on our loan portfolio of $3.9 million and a net loss on foreign currency transactions of $0.1 million. The net loss on our investment portfolio predominately related to the restructuring of one investment which was primarily reclassified from unrealized depreciation during the three months ended March 31, 2024.

During the three months ended March 31, 2023, we recognized net realized losses totaling $9.9 million, which consisted primarily of a net loss on forward currency contracts of $10.2 million and a net loss on our loan portfolio of $0.2 million, partially offset by a net gain on foreign currency transactions of $0.5 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$5,754	$6,125
Affiliate investments	470	3,452
Net unrealized appreciation (depreciation) on investments	6,224	9,577
Foreign currency transactions	1,661	(2,634)
Forward currency contracts	11,641	9,611
Net unrealized appreciation (depreciation)	$19,526	$16,554
During the three months ended March 31, 2024, we recorded net unrealized appreciation totaling $19.5 million, consisting of net unrealized appreciation related to forward currency contracts of $11.6 million, net unrealized appreciation reclassification adjustments of $4.9 million related to the net realized losses on the sales / repayments and restructures of certain investments, net unrealized appreciation related to foreign currency transactions of $1.7 million and net unrealized appreciation on our current portfolio of $1.2 million. The net unrealized appreciation on our current portfolio of $1.2 million was driven primarily by broad market moves for investments of $7.3 million and the credit or fundamental performance of investments of $45.7 thousand, partially offset by the impact of foreign currency exchange rates on investments of $6.1 million.
During the three months ended March 31, 2023, we recorded net unrealized appreciation totaling $16.6 million, consisting of net unrealized appreciation on our current portfolio of $9.3 million, net unrealized appreciation related to forward currency contracts of $9.6 million and net unrealized appreciation reclassification adjustments of $0.4 million related to realized gains and losses recognized during the year, partially offset by net unrealized depreciation related to foreign currency transactions of $2.6 million and deferred taxes of $0.1 million. The net unrealized appreciation on our current portfolio of $9.3 million was driven primarily by the credit or fundamental performance of investments of $4.9 million, the impact of foreign currency exchange rates on investments of $3.8 million and broad market moves for investments of $0.6 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the ING Credit Facility (as defined below under “Financing Transactions”), and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements.
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 189.8% as of March 31, 2024.
Cash Flows
For the three months ended March 31, 2024, we experienced a net decrease in cash in the amount of $4.7 million. During that period, our operating activities provided $5.1 million in cash, with proceeds from sales or repayments of portfolio investments totaling $43.2 million and other cash collections from investments exceeding purchases of portfolio investments of $51.6 million. In addition, our financing activities, consisting of dividends paid, used $9.8 million of cash. As of March 31, 2024, we had $31.5 million of cash on hand, including foreign currencies.
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
Financing Transactions
ING Capital Credit Facility
On January 15, 2021, we entered into a senior secured revolving credit facility (as subsequently amended and restated, the “ING Credit Facility”) with ING Capital LLC (“ING”) as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, we entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, we had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. On April 25, 2022, we amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the London Interbank Offered Rate (“LIBOR”) benchmark provisions under the ING Credit Facility with SOFR benchmark provisions. On October 13, 2022, we amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million.
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
Borrowings under the ING Credit Facility bear interest on a per annum basis equal to (i) for borrowings denominated in U.S. Dollars, subject to our election, (a) the alternate base rate plus 1.15% or (b) the term SOFR plus 2.15% plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months, with the term SOFR plus credit spread adjustment subject to a 0.00% floor, (ii) for borrowings denominated in Pounds Sterling, Swiss Francs, Euros, Canadian Dollars, Danish Kroner, Norwegian Kroner or Swedish Kronor, the adjusted eurocurrency rate plus 2.15%, (iii) for borrowings denominated in Australian Dollars, the adjusted eurocurrency rate plus 2.35%, or (iv) for borrowings denominated in New Zealand Dollars, the adjusted eurocurrency rate plus 2.45%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) the overnight bank funding rate plus 0.50%, (iv) one-month term SOFR plus 1.00% plus a credit spread adjustment of 0.10% and (v) 1.00%. The adjusted eurocurrency rate is equal to the eurocurrency rate for the applicable interest period plus any applicable statutory reserve rate for such interest period, subject to a 0.00% floor. We pay a commitment fee on undrawn amounts under the ING Credit Facility.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of March 31, 2024, we were in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2024, we had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.569% (with Term SOFR borrowings subject to one month SOFR of 5.319%), borrowings denominated in British pounds sterling of £31.2 million ($39.4 million U.S. dollars) with an interest rate of 7.371% (one month SONIA of 5.221%), borrowings denominated in Euros of €61.5 million ($66.4 million U.S. dollars) with an interest rate of 6.088% (one month EURIBOR of 3.938%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.6 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2024, the total fair value of the borrowings outstanding under the ING Credit Facility was $642.4 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2024, we were in compliance with all covenants under the February 2022 NPA.
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
As of March 31, 2024, the fair value of the outstanding February 2027 Notes was $92.1 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to March 31, 2024, we made approximately $5.9 million of new commitments, of which $5.6 million closed and funded. The $5.6 million of investments consists of $5.6 million of first lien senior secured debt investments and $46.9 thousand of equity investments. The weighted average yield of the debt investments was 11.3%. In addition, we funded $1.9 million of previously committed revolvers and delayed draw term loans.
On May 7, 2024, the Board declared a quarterly dividend of $0.64 per share payable on June 12, 2024 to holders of record as of May 29, 2024.
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
As of March 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 203% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2023.
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
Fee income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Recurring Fee Income:
Amortization of loan origination fees	$996	$928
Management, valuation and other fees	229	336
Total Recurring Fee Income	1,225	1,264
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	297	201
Advisory, loan amendment and other fees	74	221
Total Non-Recurring Fee Income	371	422
Total Fee Income	$1,596	$1,686
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$184	$254
AD Bidco, Inc.(1)	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.(1)	Revolver	434	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	410	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	236	236
AirX Climate Solutions, Inc.(1)	Revolver	80	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,598	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	263	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	659	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,263	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	180	271
ASC Communications, LLC(1)	Revolver	658	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	402	471
ATL II MRO Holdings Inc.(1)(2)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	939	982
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.(1)(2)	Revolver	321	321
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	983	1,006
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	123	126
BrightSign LLC(1)(2)	Revolver	143	238
CAi Software, LLC(1)(2)	Revolver	707	707
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	754	993
Cascade Residential Services LLC(1)	Revolver	165	165
CCFF Buyer, LLC(1)(2)	Delayed Draw Term Loan	2,027	—
CCFF Buyer, LLC(1)(2)	Revolver	608	—
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Comply365, LLC(1)(2)	Revolver	556	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	511	523
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	185	187
DataServ Integrations, LLC(1)	Revolver	481	481

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
DecksDirect, LLC(1)(2)	Revolver	169	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	714
DISA Holdings Corp.(1)	Revolver	286	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	688	704
Eclipse Business Capital, LLC(1)	Revolver	8,310	8,490
EMI Porta Holdco LLC(1)(2)	Revolver	25	173
eShipping, LLC(1)	Revolver	917	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,780	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	968	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2	—
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	261	276
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	86	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	17	53
Greenhill II BV(1)(3)	Capex Acquisition Facility	118	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	160	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
HEKA Invest(1)(3)	Delayed Draw Term Loan	562	575
HemaSource, Inc.(1)	Revolver	744	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	338	338
HomeX Services Group LLC(1)	Revolver	135	135
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Ice House America, L.L.C.(1)(2)	Delayed Draw Term Loan	82	—
Ice House America, L.L.C.(1)(2)	Revolver	191	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	172	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	607	620
InvoCare Limited(1)(2)(5)	Delayed Draw Term Loan	148	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	171	656
ISTO Technologies II, LLC(1)	Revolver	238	238
ITI Intermodal, Inc.(1)(2)	Revolver	595	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	316	334
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,096	1,121
LeadsOnline, LLC(1)	Revolver	1,952	1,640

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	100	133
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	515	—
MB Purchaser, LLC(1)(2)	Revolver	103	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	290	290
Megawatt Acquisitionco, Inc.(1)	Revolver	332	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	362	387
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	323	338
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	73	77
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	684	684
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	1,515	1,515
NAW Buyer, LLC(1)(2)	Revolver	341	303
NeoxCo(1)(3)	Delayed Draw Term Loan	486	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(1)	Delayed Draw Term Loan	73	73
NF Holdco, LLC(1)	Revolver	589	442
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	1,042	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	468	479
OA Buyer, Inc.(1)	Revolver	1,154	1,331
OAC Holdings I Corp(1)(2)	Revolver	538	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	315
Parkview Dental Holdings(1)(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Acquisition Facility	418	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(1)	Revolver	—	676
Process Insights Acquisition, Inc.(1)	Revolver	575	—
ProfitOptics, LLC(1)(2)	Revolver	35	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	135	174
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	202	206
Qualified Industries, LLC(1)	Revolver	242	242
Questel Unite(1)(2)(3)	Incremental Term Loan	2,796	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	841	841
R1 Holdings, LLC(1)	Revolver	973	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,912	3,309
Randys Holdings, Inc.(1)	Revolver	1,030	995
Rocade Holdings LLC(1)	Preferred Equity	4,500	4,500
Rock Labor, LLC(1)(2)	Revolver	625	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	461	461
Royal Buyer, LLC(1)	Revolver	874	670
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
SBP Holdings LP(1)	Delayed Draw Term Loan	—	75
SBP Holdings LP(1)	Revolver	355	532
Scaled Agile, Inc.(1)(2)	Revolver	280	280
Scout Bidco B.V.(1)(2)(3)	Revolver	313	320

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	604	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	156	312
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	2,294	2,294
SmartShift Group, Inc.(1)	Revolver	1,101	1,101
Solo Buyer, L.P.(1)	Revolver	798	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	117	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	938	937
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	1,237	1,487
Superjet Buyer, LLC(1)	Revolver	1,095	1,095
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	167	231
Tank Holding Corp(1)	Delayed Draw Term Loan	339	409
Tank Holding Corp(1)	Revolver	491	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Techone B.V.(1)(2)(3)	Revolver	154	94
Tencarva Machinery Company, LLC(1)(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	1,615	1,615
Trader Corporation(1)(6)	Revolver	173	177
Trintech, Inc.(1)	Revolver	255	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	912	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	792	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	262	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	668	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	468	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	234
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	1,250	1,250
Whitcraft Holdings, Inc.(1)	Revolver	490	880
White Bidco Limited(1)	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(1)(2)	Line of Credit	157	318
World 50, Inc.(1)(2)	Revolver	243	—
WWEC Holdings III Corp(1)(2)	Revolver	932	757
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,601	2,062
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	381	1,466
ZB Holdco LLC(1)(2)	Revolver	271	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$103,209	$114,328

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2024, we were not a party to any interest rate hedging arrangements.
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
As of March 31, 2024, approximately $1,040.7 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2024, approximately $642.4 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.5% of our total borrowings as of March 31, 2024) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our March 31, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,222	$19,273	$11,949
Up 200 basis points	20,815	12,848	7,967
Up 100 basis points	10,407	6,424	3,983
Down 25 basis points	(2,602)	(1,606)	(996)
Down 50 basis points	(5,204)	(3,212)	(1,992)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of March 31, 2024, we had U.S. dollar borrowings of $533.0 million outstanding under the ING Credit Facility with an interest rate of 7.569% (with Term SOFR borrowings subject to one month SOFR of 5.319%), borrowings denominated in British pounds sterling of £31.2 million ($39.4 million U.S. dollars) with an interest rate of 7.371% (one month SONIA of 5.221%), borrowings denominated in Euros of €61.5 million ($66.4 million U.S. dollars) with an interest rate of 6.088% (one month EURIBOR of 3.938%) and borrowings denominated in Australian Dollars of A$5.5 million ($3.6 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	May 7, 2024	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)