Form 10-Q
period 2024-06-30
Barings Capital Investment Corp
filed 2024-08-07
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 7, 2024 was 30,073,972.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,145,712 and $1,170,790 as of June 30, 2024 and December 31, 2023, respectively)	$1,129,370	$1,154,383
Affiliate investments (cost of $186,137 and $181,326 as of June 30, 2024 and December 31, 2023, respectively)	195,157	194,738
Total investments at fair value	1,324,527	1,349,121
Cash	25,148	27,766
Foreign currencies (cost of $10,428 and $8,229 as of June 30, 2024 and December 31, 2023, respectively)	10,428	8,460
Interest and fees receivable	22,219	26,595
Prepaid expenses and other assets	77	169
Derivative assets	3,652	—
Deferred financing fees	1,756	2,234
Receivable from unsettled transactions	953	504
Total assets	$1,388,760	$1,414,849
Liabilities:
Accounts payable and accrued liabilities	$1,816	$2,101
Interest payable	3,887	4,224
Administrative fees payable	172	224
Base management fees payable	514	518
Incentive management fees payable	3,294	3,062
Derivative liabilities	2,725	8,116
Payable from unsettled transactions	4,342	302
Borrowings under credit facility	593,358	644,463
Notes payable (net of deferred financing fees)	99,868	99,843
Total liabilities	709,976	762,853
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 30,073,972 and 29,270,679 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	30	29
Additional paid-in capital	653,469	635,451
Total distributable earnings	25,285	16,516
Total net assets	678,784	651,996
Total liabilities and net assets	$1,388,760	$1,414,849
Net asset value per share	$22.57	$22.27
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$29,437	$29,277	$59,283	$56,484
Affiliate investments	406	89	746	202
Total interest income	29,843	29,366	60,029	56,686
Dividend income:
Non-Control / Non-Affiliate investments	920	570	1,721	1,131
Affiliate investments	6,110	4,216	9,260	7,134
Total dividend income	7,030	4,786	10,981	8,265
Fee and other income:
Non-Control / Non-Affiliate investments	2,064	1,858	3,637	3,533
Affiliate investments	26	9	49	19
Total fee and other income	2,090	1,867	3,686	3,552
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,026	2,016	3,428	3,760
Affiliate investments	93	—	184	—
Total payment-in-kind interest income	2,119	2,016	3,612	3,760
Interest income from cash	10	13	23	24
Total investment income	41,092	38,048	78,331	72,287
Operating expenses:
Interest and other financing fees	13,259	12,862	26,800	24,154
Base management fee (Note 2)	514	504	1,033	990
Incentive management fees (Note 2)	2,891	2,984	6,089	5,683
Other general and administrative expenses (Note 2)	964	811	1,782	1,679
Total operating expenses	17,628	17,161	35,704	32,506
Net investment income before taxes	23,464	20,887	42,627	39,781
Income taxes, including excise tax expense	126	131	276	155
Net investment income after taxes	$23,338	$20,756	$42,351	$39,626

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$4,448	$(2,017)	$581	$(2,241)
Net realized gains (losses) on investments	4,448	(2,017)	581	(2,241)
Foreign currency transactions	685	13	593	481
Forward currency contracts	3,328	(2,357)	(3,213)	(12,532)
Net realized gains (losses)	8,461	(4,361)	(2,039)	(14,292)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(5,686)	(401)	68	5,723
Affiliate investments	(4,863)	402	(4,392)	3,854
Net unrealized appreciation (depreciation) on investments	(10,549)	1	(4,324)	9,577
Foreign currency transactions	(199)	(1,114)	1,462	(3,748)
Forward currency contracts	(2,598)	2,270	9,043	11,881
Net unrealized appreciation (depreciation)	(13,346)	1,157	6,181	17,710
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(4,885)	(3,204)	4,142	3,418
Net increase in net assets resulting from operations	$18,453	$17,552	$46,493	$43,044
Net investment income per share — basic and diluted	$0.78	$0.74	$1.43	$1.41
Net increase in net assets resulting from operations per share — basic and diluted	$0.62	$0.62	$1.57	$1.54
Dividends / distributions per share:
Total dividends / distributions	$0.64	$0.62	$1.28	$1.22
Weighted average shares outstanding — basic and diluted	29,751,557	28,206,514	29,550,815	28,032,710

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2023	28,142,612	$28	$610,527	$7,884	$618,439
Net investment income	—	—	—	20,756	20,756
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,361)	(4,361)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	1,157	1,157
Dividends / distributions	363,443	—	7,988	(17,449)	(9,461)
Balance, June 30, 2023	28,506,055	$28	$618,515	$7,987	$626,530

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2024	29,672,058	$29	$644,390	$25,822	$670,241
Net investment income	—	—	—	23,338	23,338
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	8,461	8,461
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,346)	(13,346)
Dividends / distributions	401,914	1	9,079	(18,990)	(9,910)
Balance, June 30, 2024	30,073,972	$30	$653,469	$25,285	$678,784

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	39,626	39,626
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(14,292)	(14,292)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	17,710	17,710
Dividends / distributions	710,840	—	15,513	(34,126)	(18,613)
Balance, June 30, 2023	28,506,055	$28	$618,515	$7,987	$626,530

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—	—	42,351	42,351
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,039)	(2,039)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	6,181	6,181
Dividends / distributions	803,293	1	18,018	(37,724)	(19,705)
Balance, June 30, 2024	30,073,972	$30	$653,469	$25,285	$678,784
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$46,493	$43,044
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(82,018)	(151,494)
Repayments received / sales of portfolio investments	115,303	73,780
Loan origination and other fees received	1,175	1,643
Net realized (gain) loss on investments	(581)	2,241
Net realized (gain) loss on foreign currency transactions	(593)	(481)
Net realized (gain) loss on forward currency contracts	3,213	12,532
Net unrealized (appreciation) depreciation of investments	4,324	(9,577)
Net unrealized (appreciation) depreciation of foreign currency transactions	(1,462)	3,748
Net unrealized (appreciation) depreciation of forward currency contracts	(9,043)	(11,881)
Payment-in-kind interest / dividends	(6,994)	(6,235)
Amortization of deferred financing fees	503	509
Accretion of loan origination and other fees	(2,921)	(2,421)
Amortization / accretion of purchased loan premium / discount	(316)	(705)
Payments for derivative contracts	(8,354)	(14,024)
Proceeds from derivative contracts	5,141	1,492
Changes in operating assets and liabilities:
Interest and fees receivable	4,176	(2,379)
Prepaid expenses and other assets	92	67
Accounts payable and accrued liabilities	(106)	2,305
Interest payable	(335)	780
Net cash provided by (used in) operating activities	67,697	(57,056)
Cash flows from financing activities:
Borrowings under credit facility	—	60,000
Repayments of subscription and credit facilities	(48,642)	—
Financing fees paid	—	(1)
Cash dividends / distributions paid	(19,705)	(18,613)
Net cash provided by (used in) financing activities	(68,347)	41,386
Net increase (decrease) in cash and foreign currencies	(650)	(15,670)
Cash and foreign currencies, beginning of period	36,226	60,851
Cash and foreign currencies, end of period	$35,576	$45,181
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,454	$22,626
Excise taxes paid during the period	$800	$500
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$18,018	$15,513
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	$7,500	$7,500	$5,858	0.9%	(3) (6)
						7,500	7,500	5,858

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	3,049	0.4%	(6) (27)
		Class B Convertible Preferred Equity (1,650 shares)	N/A	12/22	N/A		1,666	2,110	0.3%	(6) (27)
							4,166	5,159

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	08/21	08/27	1,941	1,911	1,892	0.3%	(3) (6) (7) (13)
						1,941	1,911	1,892

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	04/22	04/28	8,748	8,658	8,564	1.3%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	04/22	04/28	738	729	718	0.1%	(6) (7) (12) (28)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	128	—%	(6) (27)
						9,486	9,562	9,410

Acogroup	Business Services	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	03/22	10/26	3,171	3,209	2,800	0.4%	(3) (6) (7) (10)
						3,171	3,209	2,800

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR +6.25%, 11.6% Cash	03/24	03/30	3,383	3,302	3,307	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	03/24	09/26	—	(28)	(26)	—%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	03/24	03/30	—	(10)	(10)	—%	(6) (7) (12) (28)
						3,383	3,264	3,271

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.6% Cash	08/21	10/27	6,820	6,662	6,070	0.9%	(3) (6) (7) (12)
						6,820	6,662	6,070

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	05/23	05/30	1,776	1,773	1,770	0.3%	(3) (6) (7) (9) (28)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	342	343	336	—%	(3) (6) (7) (9)
						2,118	2,116	2,106

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	235	—%	(6) (27)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	61	—%	(6) (27)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (27)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (27)
							126	296

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	980	980	1,005	0.1%
						980	980	1,005

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/21	07/27	11,568	11,443	11,420	1.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	06/21	07/27	1,027	1,004	1,027	0.2%	(6) (7) (12)
						12,595	12,447	12,447

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/23	11/29	665	644	659	0.1%	(6) (7) (13) (28)
		Revolver	SOFR + 6.25%, 11.5% Cash	11/23	11/29	41	39	41	—%	(6) (7) (12) (28)
						706	683	700

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	04/21	04/29	$4,849	$4,776	$4,849	0.7%	(6) (7) (11)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	255	—%	(6) (27)
						4,849	4,938	5,104

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	03/23	03/30	3,837	3,697	3,837	0.6%	(3) (6) (7) (9) (28)
						3,837	3,697	3,837

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,870	2,575	2,603	0.4%	(3) (6)
		Class B Common Stock (46,582,594 shares)	N/A	09/22	N/A		520	589	0.1%	(3) (6) (27)
		Warrants (190,193 units)	N/A	09/22	N/A		2	375	0.1%	(3) (6) (27)
						2,870	3,097	3,567

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	04/23	04/29	1,773	1,736	1,773	0.3%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	04/23	04/29	—	(10)	—	—%	(6) (7) (11) (28)
		Common Stock (88,110 shares)	N/A	04/23	N/A		88	100	—%	(6) (27)
						1,773	1,814	1,873

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	11/21	10/28	861	919	850	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	11/21	10/28	4,328	4,437	4,273	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/22	10/28	2,693	2,696	2,659	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	01/23	10/28	970	937	970	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	06/22	10/28	476	476	470	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	10/28	614	614	606	0.1%	(3) (6) (7) (12)
						9,942	10,079	9,828

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.9% Cash	07/22	07/29	2,465	2,319	2,441	0.4%	(3) (6) (7) (9)
						2,465	2,319	2,441

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.9% Cash	04/22	03/30	929	1,025	924	0.1%	(3) (6) (7) (19)
						929	1,025	924

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash, 1.5% PIK	09/21	09/27	1,512	1,627	1,338	0.2%	(3) (6) (7) (10)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	7	—%	(3) (6) (27)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (27)
						1,512	1,714	1,345

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.9% Cash	02/21	03/28	2,604	2,793	2,604	0.4%	(3) (6) (7) (16)
						2,604	2,793	2,604

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	03/21	03/29	21,000	20,645	21,000	3.1%	(6) (7) (12)
						21,000	20,645	21,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	1,907	1,950	1,802	0.3%	(3) (6) (7) (16) (28)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.6% PIK	12/21	12/28	591	604	567	0.1%	(3) (6) (7) (16)
						2,498	2,554	2,369

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	07/22	07/29	3,741	3,479	3,698	0.5%	(3) (6) (7) (9) (28)
						3,741	3,479	3,698

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/20	10/27	$7,717	$7,915	$7,431	1.1%	(3) (6) (7) (9)
						7,717	7,915	7,431

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash, 3.4% PIK	07/22	07/29	157	145	151	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	808	776	776	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.1% Cash	07/22	07/29	67	66	64	—%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 3.4% PIK	07/22	07/29	853	784	819	0.1%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	07/22	07/29	—	(3)	(7)	—%	(3) (6) (7) (15) (28)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	407	384	384	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		30	22	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		30	22	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (27)
						2,292	2,212	2,231

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	07/22	07/27	9,890	9,785	9,890	1.5%	(6) (7) (11)
		Revolver	SOFR + 4.75%, 10.2% Cash	07/22	07/27	—	(6)	—	—%	(6) (7) (11) (28)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	474	0.1%	(6)
						9,890	10,105	10,364

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	11/21	11/28	1,867	1,913	1,846	0.3%	(3) (6) (7) (15) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	11/21	11/28	243	245	241	—%	(3) (6) (7) (9)
						2,110	2,158	2,087

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	11/28	6,156	6,031	6,095	0.9%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	11/28	—	(24)	(13)	—%	(6) (7) (12) (28)
						6,156	6,007	6,082

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,686	1,746	1,641	0.2%	(3) (6) (7) (18) (28)
						1,686	1,746	1,641

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,624	4,589	4,775	0.7%
						4,624	4,589	4,775

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	3,205	3,161	3,205	0.5%	(6) (7) (11) (28)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(4)	—	—%	(6) (7) (11) (28)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,139	1,128	1,129	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	182	—%	(6) (27)
						4,344	4,413	4,516

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash	11/21	11/28	2,465	2,534	2,460	0.4%	(3) (6) (7) (10)
						2,465	2,534	2,460

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	4,928	4,909	4,829	0.7%	(6) (7) (12)
						4,928	4,909	4,829

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	02/21	02/28	2,251	2,439	2,219	0.3%	(3) (6) (7) (10)
						2,251	2,439	2,219

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	$4,396	$4,311	$3,604	0.5%	(3) (6) (7) (10) (28)
						4,396	4,311	3,604

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	05/21	05/28	11,250	11,078	8,494	1.3%	(7) (12)
						11,250	11,078	8,494

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	02/24	05/27	2,453	2,427	2,404	0.4%	(6) (7) (8)
						2,453	2,427	2,404

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	08/21	08/27	7,995	7,906	7,915	1.2%	(6) (7) (12)
						7,995	7,906	7,915

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	03/23	07/29	9,480	8,994	8,696	1.3%	(6) (7) (12)
						9,480	8,994	8,696

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	13,976	2.1%
		Preferred Stock- Series A (7,309 shares)	7.0% PIK	07/22	N/A		8,062	7,353	1.1%	(6)
						13,600	21,662	21,329

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	10/21	10/28	2,250	2,319	2,193	0.3%	(3) (6) (7) (9) (28)
						2,250	2,319	2,193

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	3,784	3,762	3,784	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	572	568	572	0.1%	(6) (7) (12) (28)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	614	0.1%	(6)
						4,356	4,926	4,970

British Airways 2020-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	542	542	565	0.1%
						542	542	565

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.2% Cash	12/20	12/27	2,278	2,389	2,278	0.3%	(3) (6) (7) (16)
						2,278	2,389	2,278

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	2,273	2,198	2,273	0.3%	(6) (7) (11)
		LP Units (227 units)	N/A	07/22	N/A		227	216	—%	(6) (27)
						2,273	2,425	2,489

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.2% Cash	06/22	06/26	6,010	5,768	5,885	0.9%	(6) (7) (9)
						6,010	5,768	5,885

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	12/21	12/28	3,700	3,649	3,635	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	07/22	12/28	1,017	1,004	999	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.6% Cash	12/21	12/28	—	(9)	(12)	—%	(6) (7) (12) (28)
						4,717	4,644	4,622

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CORRA + 3.5% PIK, 9.0% PIK	06/21	03/26	1,599	1,781	433	0.1%	(3) (6) (7) (21) (26)
		Super Senior Secured Term Loan	15.0% PIK	04/24	03/26	21	15	29	—%	(3) (6) (28)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (27)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (27)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (6) (27)
						1,620	2,220	462

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.0% Cash	04/22	04/27	$2,159	$2,139	$2,135	0.3%	(3) (6) (7) (12)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	474	0.1%	(3) (6) (27)
						2,159	2,480	2,609

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/29	1,633	1,581	1,593	0.2%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/23	10/29	33	29	30	—%	(6) (7) (12) (28)
						1,666	1,610	1,623

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	02/24	2/30	2,230	2,149	2,154	0.3%	(6) (7) (13)
		Revolver	SOFR + 5.75%, 11.0% Cash	02/24	2/30	—	(11)	(11)	—%	(6) (7) (13) (28)
		LLC Units (135 units)	N/A	02/24	N/A		135	135	—%	(6) (27)
						2,230	2,273	2,278

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	10/21	10/28	5,476	5,474	5,378	0.8%	(3) (6) (7) (10)
						5,476	5,474	5,378

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	02/22	02/28	4,893	4,829	4,893	0.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	12/22	02/28	1,575	1,539	1,575	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.7% Cash	02/22	02/28	—	(21)	—	—%	(6) (7) (12) (28)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,378	0.2%	(6) (27)
						6,468	7,069	7,846

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,995	1,965	1,995	0.3%	(3) (6) (7) (12)
						1,995	1,965	1,995

Coherus Biosciences, Inc.	Biotechnology	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	05/24	05/29	1,995	1,936	1,936	0.3%	(6) (7) (12)
		Royalty Rights	N/A	05/24	N/A		1,936	1,936	0.3%	(6)
						1,995	3,872	3,872

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	645	636	623	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	148	—%	(6) (27)
						645	761	771

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,644	6,554	6,604	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(7)	(3)	—%	(6) (7) (12) (28)
						6,644	6,547	6,601

Contabo Finco S.À R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	10/22	10/29	998	909	998	0.1%	(3) (6) (7) (9)
						998	909	998

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.7% Cash, 3.5% PIK	09/21	09/28	10,841	11,508	10,452	1.5%	(3) (6) (7) (9) (28)
		Class A Units (531 units)	N/A	09/21	N/A		248	253	—%	(3) (6) (27)
		Class B Units (231 units)	N/A	09/21	N/A		538	462	0.1%	(3) (6) (27)
						10,841	12,294	11,167

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	09/20	09/27	2,107	1,967	2,107	0.3%	(3) (6) (7) (14) (28)
						2,107	1,967	2,107

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	Food & Beverage	First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	$737	$737	$737	0.1%	(6) (7) (12)
		2024 First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	1,920	1,837	1,920	0.3%	(6) (7) (12)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	3,896	3,725	3,896	0.6%	(6) (7) (12)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	02/24	05/26	555	555	555	0.1%	(6) (7) (12)
		Common Stock (19,376 shares)	N/A	02/24	N/A		—	579	0.1%	(6) (27)
						7,108	6,854	7,687

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	01/21	01/27	7,840	7,756	7,840	1.2%	(6) (7) (12)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	750	0.1%	(6)
						7,840	8,159	8,590

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/22	11/28	1,876	1,843	1,876	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 11.0% Cash	11/22	11/28	—	(7)	—	—%	(6) (7) (12) (28)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	103	—%	(6) (27)
						1,876	1,932	1,979

David Wood Baking UK Ltd	Food Products	Second Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 7.0% PIK	04/24	04/29	1,331	1,251	1,264	0.2%	(3) (6) (7) (15)
						1,331	1,251	1,264

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,617	1,591	1,587	0.2%	(6) (7) (11)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	347	342	340	0.1%	(6) (7) (11) (28)
		Class A Units (1,016.1 units)	N/A	04/24	N/A		47	29	—%	(6) (27)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	37	—%	(6) (27)
						1,964	2,035	1,993

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	09/28	4,657	4,551	4,592	0.7%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	09/28	—	(7)	(4)	—%	(6) (7) (11) (28)
						4,657	4,544	4,588

Diversified Packaging Holdings LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	723	709	709	0.1%	(6) (7)
		LLC Units (2,769 units)	N/A	06/24	N/A		277	277	—%	(6) (27)
						723	986	986

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	04/21	04/28	4,716	4,807	4,716	0.7%	(3) (6) (7) (10)
						4,716	4,807	4,716

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash	09/21	09/28	195	188	161	—%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	09/21	09/28	3,483	3,447	3,351	0.5%	(3) (6) (7) (12)
						3,678	3,635	3,512

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/22	06/28	1,000	989	995	0.1%	(3) (6) (7) (12)
						1,000	989	995

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	11,272	11,142	11,272	1.7%	(6) (7) (12)
						11,272	11,142	11,272

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	11/21	11/29	7,605	7,505	7,475	1.1%	(6) (7) (12)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	207	—%	(6) (27)
						7,605	7,794	7,682

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	$702	$684	$691	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	331	—%	(6) (27)
						702	889	1,022

Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	05/24	05/29	3,555	3,482	3,480	0.5%	(6) (7) (11) (28)
						3,555	3,482	3,480

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash, 2.0% PIK	09/21	09/27	3,686	3,642	3,203	0.5%	(6) (7) (12)
						3,686	3,642	3,203

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	7,985	7,885	7,562	1.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	102	87	34	—%	(6) (7) (12) (28)
						8,087	7,972	7,596

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	02/21	01/27	4,180	4,160	4,150	0.6%	(6) (7) (12)
						4,180	4,160	4,150

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/21	11/27	6,681	6,601	6,681	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.4% Cash	11/21	11/27	—	(13)	—	—%	(6) (7) (11) (28)
						6,681	6,588	6,681

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash, 2.8% PIK	12/22	12/29	1,036	998	635	0.1%	(3) (6) (7) (9) (26)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(37)	(684)	(0.1)%	(3) (6) (7) (9) (26) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	533	521	327	—%	(3) (6) (7) (12) (26)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.7% Cash, 2.8% PIK	12/22	12/29	1,582	1,505	970	0.1%	(3) (6) (7) (15) (26)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	441	428	—	—%	(3) (6) (26)
						3,592	3,415	1,248

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	03/22	03/28	1,665	1,818	1,537	0.2%	(3) (6) (7) (19) (28)
						1,665	1,818	1,537

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	07/22	07/28	4,264	4,202	4,204	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 12.1% Cash	07/22	07/28	94	92	92	—%	(6) (7) (12) (28)
						4,358	4,294	4,296

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	01/23	01/30	1,632	1,596	1,595	0.2%	(3) (6) (7) (9) (28)
						1,632	1,596	1,595

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,742	0.4%	(6)
							2,799	2,742

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	4,399	4,284	4,317	0.6%	(3) (6) (7) (9)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	663	648	653	0.1%	(3) (6)
						5,062	4,932	4,970

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/21	02/28	1,688	1,673	1,688	0.2%	(6) (7) (12)
						1,688	1,673	1,688

Finexvet	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	4,849	4,862	4,733	0.7%	(3) (6) (7) (10)
						4,849	4,862	4,733

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		$4,508	$2,763	0.4%	(6)
							4,508	2,763

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/20	12/26	$2,416	2,394	2,378	0.4%	(6) (7) (11)
						2,416	2,394	2,378

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	05/22	05/30	7,143	7,030	6,450	1.0%	(6) (7) (12)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	262	—%	(6) (27)
						7,143	7,534	6,712

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,296	9,163	1.3%
						10,000	9,296	9,163

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,885,524 units)	N/A	08/22	N/A		1,886	2,357	0.3%	(3) (6) (27)
							1,886	2,357

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	04/22	04/29	1,840	1,852	1,793	0.3%	(3) (6) (7) (15) (28)
						1,840	1,852	1,793

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/26	—	(12)	(11)	—%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	1,587	1,549	1,551	0.2%	(6) (7) (12)
		Revolver	SOFR +5.75%, 11.1% Cash	03/24	03/30	—	(7)	(7)	—%	(6) (7) (12) (28)
		Class A LLC Units (146 units)	N/A	03/24	N/A		146	149	—%	(6) (27)
		Class B LLC Units (146 units)	N/A	03/24	N/A		—	33	—%	(6) (27)
						1,587	1,676	1,715

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/22	02/26	2,486	2,461	2,443	0.4%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/22	02/26	—	—	—	—%	(6) (7) (12) (28)
						2,486	2,461	2,443

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	05/27	7,331	7,223	7,089	1.0%	(6) (7) (12)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	545	0.1%	(6) (27)
						7,331	8,112	7,634

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	08/21	08/28	7,568	7,471	7,568	1.1%	(6) (7) (12)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	26	—%	(6) (27)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	115	—%	(6) (27)
						7,568	7,578	7,709

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	12,423	12,126	12,424	1.8%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(43)	—	—%	(6) (7) (12) (28)
		Partnership Units (515 units)	N/A	12/22	N/A		515	1,003	0.1%	(6) (27)
						12,423	12,598	13,427

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	07/22	07/27	1,642	1,681	1,625	0.2%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	BKBM + 5.50%, 11.1% Cash	07/22	07/27	2,804	2,828	2,771	0.4%	(3) (6) (7) (22) (28)
						4,446	4,509	4,396

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	$2,385	$2,322	$2,323	0.3%	(6) (7) (12)
						2,385	2,322	2,323

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	06/22	06/29	461	447	132	—%	(3) (6) (7) (8) (26)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	212	215	212	—%	(3) (6) (7) (28)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (6) (27)
						673	662	344

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	06/24	6/31	5,581	5,547	5,547	0.8%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 10.1% Cash	06/24	6/31	—	(3)	(3)	—%	(6) (7) (12) (28)
						5,581	5,544	5,544

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 9.0% Cash	07/22	07/29	945	880	936	0.1%	(3) (6) (7) (9) (28)
						945	880	936

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	10/23	09/30	2,497	2,407	2,447	0.4%	(3) (6) (7) (10)
						2,497	2,407	2,447

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	10/22	10/29	807	755	782	0.1%	(3) (6) (7) (9) (28)
						807	755	782

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,231	2,088	2,169	0.3%	(3) (6) (7) (18) (28)
						2,231	2,088	2,169

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	695	651	647	0.1%	(3) (6) (7) (18) (28)
						695	651	647

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	4,608	4,548	4,170	0.6%	(6)
						4,608	4,548	4,170

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	5,020	4,487	5,020	0.7%	(3) (6) (7) (9) (28)
						5,020	4,487	5,020

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/23	08/29	3,633	3,552	3,619	0.5%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/23	08/29	—	(19)	(4)	—%	(6) (7) (12) (28)
		Common Stock (50,540 shares)	N/A	08/23	N/A		51	55	—%	(6) (27)
						3,633	3,584	3,670

Herbalife Ltd.	Food Products	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	04/24	04/29	3,419	3,185	3,270	0.5%	(3) (7) (11)
						3,419	3,185	3,270

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	03/21	03/27	4,433	4,389	4,163	0.6%	(6) (7) (12)
						4,433	4,389	4,163

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/23	11/29	548	532	548	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/23	11/29	—	(2)	—	—%	(6) (7) (11) (28)
						548	530	548

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.10%, 10.3% Cash	04/22	11/28	7,083	6,935	6,906	1.0%	(3) (6) (7) (11)
						7,083	6,935	6,906

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.9% Cash	07/22	07/25	$5,545	$5,508	$5,263	0.8%	(6) (7) (12) (28)
		Revolver	SOFR + 8.50%, 13.9% Cash	07/22	07/25	—	(4)	(29)	—%	(6) (7) (12) (28)
						5,545	5,504	5,234

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	09/22	09/29	289	254	288	—%	(3) (6) (7) (10)
						289	254	288

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR +5.50%, 10.8% Cash	01/24	01/30	2,057	2,017	2,027	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	01/24	01/30	119	115	116	—%	(6) (7) (12) (28)
		LLC Units (1,351 units)	N/A	01/24	N/A		135	152	—%	(6) (27)
						2,176	2,267	2,295

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 9.2% Cash	05/21	04/28	3,430	3,775	3,335	0.5%	(3) (6) (7) (9)
						3,430	3,775	3,335

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.5% Cash	11/21	11/28	2,606	2,700	2,606	0.4%	(3) (6) (7) (10)
						2,606	2,700	2,606

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	04/21	04/28	4,366	4,695	4,256	0.6%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 6.7% Cash	05/23	04/28	674	673	657	0.1%	(3) (6) (7) (23)
						5,040	5,368	4,913

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.1% Cash	12/20	12/27	823	922	823	0.1%	(3) (6) (7) (9)
						823	922	823

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	08/22	02/29	64	62	63	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	08/22	08/29	1,581	1,529	1,537	0.2%	(3) (6) (7) (9) (28)
						1,645	1,591	1,600

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	832	791	809	0.1%	(3) (6) (7) (18) (28)
						832	791	809

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,179	4,654	5,116	0.8%	(3) (6) (7) (9) (28)
						5,179	4,654	5,116

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	2,256	2,206	2,256	0.3%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(5)	—	—%	(6) (7) (12) (28)
						2,256	2,201	2,256

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	12/21	12/27	805	795	783	0.1%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 7.25%, 12.7% Cash	12/21	12/27	5,597	5,467	5,479	0.8%	(6) (7) (11)
		Revolver	SOFR + 7.25%, 12.7% Cash	12/21	12/27	116	103	98	—%	(6) (7) (11) (28)
		Common Stock (3,750.4 shares)	N/A	01/22	N/A		375	292	—%	(6) (27)
						6,518	6,740	6,652

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,109	1,109	1,123	0.2%
						1,109	1,109	1,123

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.95%, 10.9% Cash	05/21	07/26	3,550	3,507	3,422	0.5%	(6) (7) (12)
						3,550	3,507	3,422

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	2,059	2,292	2,059	0.3%	(3) (6) (7) (22) (28)
						2,059	2,292	2,059

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	$3,481	$3,428	$3,416	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.8% Cash	02/22	02/28	—	(5)	(8)	—%	(6) (7) (12) (28)
		LLC Units (1,017.9 units)	N/A	02/22	N/A		107	234	—%	(6)
						3,481	3,530	3,642

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/20	11/26	7,675	7,597	7,656	1.1%	(6) (7) (12)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	80	—%	(6) (27)
						7,675	7,676	7,736

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	18,622	18,401	18,585	2.7%	(6) (7) (12)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	859	0.1%	(6) (27)
						18,622	19,252	19,444

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	5,258	5,200	5,216	0.8%	(6) (7) (12)
						5,258	5,200	5,216

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	12/21	12/28	3,514	3,585	3,348	0.5%	(3) (6) (7) (10) (28)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,270	1,299	1,179	0.2%	(3) (6)
						4,784	4,884	4,527

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	10,792	10,669	10,738	1.6%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.3% Cash	02/22	02/28	—	(20)	(12)	—%	(6) (7) (12) (28)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	142	—%	(6)
						10,792	10,712	10,868

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	08/20	06/28	3,906	3,906	3,917	0.6%	(7) (11)
		Common Stock (67,185 shares)	N/A	08/20	N/A		2,209	4,367	0.6%	(6) (27)
						3,906	6,115	8,284

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.7% Cash	01/21	12/25	3,319	3,307	3,319	0.5%	(6) (7) (13)
						3,319	3,307	3,319

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	5,141	5,077	4,622	0.7%	(6) (7) (11)
						5,141	5,077	4,622

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	12/24	397	375	158	—%	(3) (6) (7) (9) (26) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	12/28	2,101	2,171	908	0.1%	(3) (6) (7) (9) (26)
		Revolver	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	06/27	49	47	(39)	—%	(3) (6) (7) (9) (26) (28)
		Super Senior Secured Term Loan	6.00% PIK	03/24	03/25	184	185	184	—%	(3) (6) (7) (9) (26)
						2,731	2,778	1,211

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	02/22	02/28	6,500	6,430	6,500	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.25%, 10.6% Cash	02/22	02/28	1,300	1,282	1,300	0.2%	(6) (7) (11) (28)
						7,800	7,712	7,800

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	01/24	01/30	670	649	651	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 10.1% Cash	01/24	01/30	—	(2)	(2)	—%	(6) (7) (12) (28)
		LLC Units (22 units)	N/A	01/24	N/A		23	21	—%	(6) (27)
						670	670	670

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/21	06/27	$4,346	$4,291	$4,313	0.6%	(6) (7) (12) (28)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	470	0.1%	(6) (27)
						4,346	4,664	4,783

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.93%, 11.1% Cash	02/22	10/27	3,919	4,110	3,675	0.5%	(3) (7) (16)
						3,919	4,110	3,675

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	03/24	03/30	2,096	2,056	2,058	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.6% Cash	03/24	03/30	70	64	64	—%	(6) (7) (12) (28)
		Preferred Stock (921 shares)	N/A	03/24	N/A		92	87	—%	(6) (27)
		Common Stock (102 shares)	N/A	03/24	N/A		10	—	—%	(6) (27)
						2,166	2,222	2,209

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.2% Cash	08/22	08/29	1,475	1,572	1,459	0.2%	(3) (6) (7) (24) (28)
		Class A Units (57.2 units)	9.0% PIK	08/22	N/A		56	64	—%	(3) (6) (27)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	21	—%	(3) (6) (27)
						1,475	1,628	1,544

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/21	08/27	898	887	898	0.1%	(6) (7) (11)
		Partnership Units (76,923 Units)	N/A	08/21	N/A		77	102	—%	(6) (27)
						898	964	1,000

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.5% Cash	12/20	12/26	2,109	2,252	2,109	0.3%	(3) (6) (7) (19) (28)
						2,109	2,252	2,109

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.5% Cash	07/23	07/30	1,878	1,880	1,844	0.3%	(3) (6) (7) (15) (28)
		Common Stock (10,590 shares)	N/A	07/23	N/A		138	176	—%	(3) (6) (27)
						1,878	2,018	2,020

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/20	11/27	1,853	1,861	1,853	0.3%	(3) (6) (7) (16)
						1,853	1,861	1,853

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/20	08/26	5,031	4,981	4,724	0.7%	(6) (7) (13)
						5,031	4,981	4,724

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/22	03/28	6,968	7,373	6,919	1.0%	(3) (6) (7) (18)
						6,968	7,373	6,919

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	2,667	2,638	2,667	0.4%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(7)	—	—%	(6) (7) (12) (28)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	290	—%	(6) (27)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	97	—%	(6) (27)
						2,667	2,897	3,054

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash	02/21	02/27	9,072	9,014	9,072	1.3%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 1.50%, 6.9% Cash, 3.0% PIK	11/22	02/27	5,795	5,701	5,790	0.9%	(6) (7) (11)
						14,867	14,715	14,862

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	$3,008	$2,907	$2,971	0.4%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	—	(8)	(3)	—%	(6) (7) (12) (28)
		LLC Units (94,502 units)	N/A	09/23	N/A		95	79	—%	(6) (27)
						3,008	2,994	3,047

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	01/23	01/30	2,081	2,046	2,081	0.3%	(3) (6) (7) (10) (28)
						2,081	2,046	2,081

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	736	723	736	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(1)	—	—%	(6) (7) (11) (28)
						736	722	736

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8%	03/23	03/29	4,210	4,103	4,160	0.6%	(6) (7) (11)
		Revolver	SOFR + 6.50%, 11.8% Cash	03/23	03/29	295	277	286	—%	(6) (7) (11) (28)
		LLC Units (426,340 units)	N/A	03/23	N/A		439	431	0.1%	(6) (27)
						4,505	4,819	4,877

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	09/27	3,895	3,849	3,895	0.6%	(6) (7) (12)
						3,895	3,849	3,895

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	01/22	01/28	—	(14)	(13)	—%	(3) (6) (7) (13)
						—	(14)	(13)

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	09/22	10/29	2,153	1,917	2,122	0.3%	(3) (6) (7) (9) (28)
						2,153	1,917	2,122

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	6,483	6,393	6,451	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	111	94	104	—%	(6) (7) (11) (28)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	491	0.1%	(6)
						6,594	6,698	7,046

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	03/22	03/29	1,783	1,759	1,774	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.5% Cash	03/22	03/28	157	148	153	—%	(6) (7) (12) (28)
						1,940	1,907	1,927

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6) (7)
		Takeback Term Loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6) (7)
		Preferred Stock (42.7 shares)	15.0% PIK	10/23	N/A		273	381	0.1%	(6)
		Common Stock (32.7 shares)	N/A	10/23	N/A		—	—	—%	(6) (27)
						609	882	990

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	1,965	1,912	2,401	0.4%	(3) (6) (7) (11)
						1,965	1,912	2,401

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	06/21	06/28	6,640	7,269	6,507	1.0%	(3) (6) (7) (9)
						6,640	7,269	6,507

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 10.0% Cash	06/21	05/28	1,341	1,469	1,341	0.2%	(3) (6) (7) (16)
						1,341	1,469	1,341

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	06/21	06/28	$317	$354	$317	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	524	533	0.1%	(3) (6) (7) (12)
						850	878	850

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	980	974	960	0.1%	(3) (6) (7) (9)
						980	974	960

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	12/21	12/29	6,836	6,741	6,728	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.4% Cash	12/21	12/29	—	(5)	(5)	—%	(6) (7) (12) (28)
		LP Units (138,399 units)	N/A	07/22	N/A		138	129	—%	(6)
						6,836	6,874	6,852

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,044	3,712	3,908	0.6%	(6)
						4,044	3,712	3,908

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	499	486	488	0.1%	(6) (7) (12) (28)
		LLC Units (23,810 units)	N/A	10/23	N/A		238	194	—%	(6) (27)
						499	724	682

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	08/27	12,583	12,440	12,583	1.9%	(6) (7) (11)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	141	—%	(6)
						12,583	12,526	12,724

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	137	137	133	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	11/28	137	137	134	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	11/28	137	137	133	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	11/28	137	137	132	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	11/28	6,986	6,986	6,765	1.0%	(3) (6)
						7,534	7,534	7,297

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	4,810	4,755	4,666	0.7%	(3) (6) (7) (18)
						4,810	4,755	4,666

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	1,771	1,750	1,771	0.3%	(6) (7) (12)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(3)	—	—%	(6) (7) (12) (28)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	612	0.1%	(6)
						1,771	2,117	2,383

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	06/26	21,934	21,642	21,644	3.2%	(6) (7) (12)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	546	0.1%	(6) (27)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	184	—%	(6) (27)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	53	—%	(6) (27)
						21,934	21,642	22,427

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	12/20	12/26	$11,634	$11,515	$11,256	1.7%	(6) (7) (12)
						11,634	11,515	11,256

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	06/21	12/30	2,264	2,215	2,221	0.3%	(3) (6) (7) (10) (28)
						2,264	2,215	2,221

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.67%, 11.0% Cash	08/21	07/28	3,147	3,086	3,128	0.5%	(3) (6) (7) (13)
						3,147	3,086	3,128

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/25	—	(8)	—	—%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/29	3,536	3,458	3,536	0.5%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	07/23	07/29	203	189	203	—%	(6) (7) (12) (28)
		Common Stock (188 shares)	N/A	07/23	N/A		188	201	—%	(6) (27)
						3,739	3,827	3,940

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	649	640	649	0.1%	(6) (7) (13)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	145	143	145	—%	(6) (7) (13) (28)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	77	—%	(6) (27)
						826	880	900

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	03/21	03/28	426	457	426	0.1%	(3) (6) (7) (10) (28)
		Revolver	EURIBOR + 6.50%, 10.4% Cash	03/21	03/27	727	792	727	0.1%	(3) (6) (7) (10)
						1,153	1,249	1,153

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	05/22	05/29	876	844	851	0.1%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/22	05/29	1,411	1,393	1,378	0.2%	(3) (6) (7) (12)
						2,287	2,237	2,229

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	2,823	3,016	2,799	0.4%	(3) (6) (7) (17)
						2,823	3,016	2,799

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	598	583	597	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(6)	—	—%	(6) (7) (12) (28)
		Preferred Stock (148 shares)	10.0% PIK	03/23	N/A		144	167	—%	(6) (27)
		Common Stock (303,030 shares)	N/A	03/23	N/A		3	91	—%	(6) (27)
						598	724	855

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash	12/20	12/27	2,368	2,533	2,362	0.3%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	12/20	12/27	376	373	376	0.1%	(3) (6) (7) (12)
						2,744	2,906	2,738

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	5,540	5,370	5,527	0.8%	(6) (7) (13) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	63	35	61	—%	(6) (7) (13) (28)
						5,603	5,405	5,588

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/22	11/25	$608	$591	$608	0.1%	(6) (7) (13) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/22	11/28	9,779	9,548	9,779	1.4%	(6) (7) (13)
		Revolver	SOFR + 6.25%, 11.5% Cash	11/22	11/28	262	232	262	—%	(6) (7) (12) (28)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	412	0.1%	(6) (27)
						10,649	10,771	11,061

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	08/20	07/26	4,931	4,891	4,931	0.7%	(6) (7) (12)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	39	—%	(6) (27)
						4,931	4,972	4,970

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	7,506	7,394	6,741	1.0%	(6) (7) (12)
		Partnership Equity (394,736.8 units)	N/A	11/21	N/A		395	130	—%	(6) (27)
						7,506	7,789	6,871

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	12/20	12/26	6,850	7,346	4,836	0.7%	(6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	06/22	12/26	2,053	1,991	1,449	0.2%	(6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/20	12/26	1,900	1,878	1,341	0.2%	(6) (7) (12)
		Priority RCF	SOFR + 8.00%, 13.6% Cash	06/24	12/26	—	(4)	(4)	—%	(6) (7) (12) (28)
						10,803	11,211	7,622

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	12/21	12/28	2,223	2,260	2,011	0.3%	(3) (6) (7) (9)
						2,223	2,260	2,011

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	09/23	09/29	3,722	3,620	3,685	0.5%	(6) (7) (13)
		Revolver	SOFR + 5.50%, 10.8% Cash	09/23	09/29	—	(16)	(6)	—%	(6) (7) (13) (28)
		LLC Units (132,475 units)	N/A	09/23	N/A		709	797	0.1%	(6) (27)
						3,722	4,313	4,476

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/22	08/28	6,382	6,286	6,304	0.9%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/22	08/28	—	(13)	(10)	—%	(6) (7) (12) (28)
						6,382	6,273	6,294

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/20	10/25	8,238	8,178	8,238	1.2%	(6) (7) (12)
						8,238	8,178	8,238

Russell Investments US Institutional Holdco, Inc.	Capital Markets	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.5% PIK	04/24	05/27	520	486	504	0.1%	(6) (7) (12)
						520	486	504

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/20	12/26	5,508	5,460	5,502	0.8%	(6) (7) (12)
		Preferred Stock (86.3 shares)	N/A	12/20	N/A		87	111	—%	(6) (27)
						5,508	5,547	5,613

Sanoptis S.A.R.L	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	06/22	07/29	2,409	2,312	2,346	0.3%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	06/22	07/29	674	647	657	0.1%	(3) (6) (7) (23)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	06/22	07/29	457	450	454	0.1%	(3) (6) (7) (23)
						3,540	3,409	3,457

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	$6,887	$6,697	$6,887	1.0%	(6) (7) (12)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	142	127	142	—%	(6) (7) (12) (28)
						7,029	6,824	7,029

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,793	1,771	1,639	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	157	153	128	—%	(6) (7) (12) (28)
						1,950	1,924	1,767

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	3,894	3,816	3,824	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/22	05/29	508	508	499	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	207	203	198	—%	(3) (6) (7) (9) (28)
						4,609	4,527	4,521

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	05/22	05/29	2,538	2,486	2,513	0.4%	(3) (6) (7) (10)
						2,538	2,486	2,513

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (59,747 shares)	N/A	06/23	N/A		893	388	0.1%	(27)
							893	388

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	17,270	16,816	17,614	2.6%	(3) (6) (7) (12)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	1,476	0.2%	(3) (6) (27)
						17,270	17,416	19,090

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	07/23	07/30	1,824	1,808	1,778	0.3%	(3) (6) (7) (9) (28)
						1,824	1,808	1,778

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/20	12/26	4,981	4,932	4,675	0.7%	(6) (7) (11) (28)
						4,981	4,932	4,675

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	9,191	9,080	9,191	1.4%	(6) (7) (11)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(7)	—	—%	(6) (7) (11) (28)
						9,191	9,073	9,191

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	6,374	6,203	6,374	0.9%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	—	(24)	—	—%	(6) (7) (12) (28)
		Common Stock (183 shares)	N/A	09/23	N/A		183	272	—%	(6) (27)
						6,374	6,362	6,646

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/29	$13,394	$13,114	$13,314	2.0%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	239	217	232	—%	(6) (7) (12) (28)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	310	—%	(6) (27)
						13,633	13,641	13,856

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	03/27	1,649	1,624	1,612	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	05/25	430	420	415	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 5.25%, 10.6% Cash	11/22	03/27	—	(2)	(3)	—%	(6) (7) (12) (28)
						2,079	2,042	2,024

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	10/28	$5,800	$5,676	$5,729	0.8%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/22	10/28	—	(13)	(7)	—%	(6) (7) (11) (28)
						5,800	5,663	5,722

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	1,015	1,016	1,015	0.1%	(3) (6) (7) (15) (28)
						1,015	1,016	1,015

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	968	933	945	0.1%	(3) (6) (7) (16)
						968	933	945

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	10/21	10/28	4,640	4,600	4,640	0.7%	(3) (6) (7) (13)
						4,640	4,600	4,640

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	16,116	15,909	15,795	2.3%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	—	(17)	(29)	—%	(6) (7) (11) (28)
						16,116	15,892	15,766

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/24	03/30	644	630	631	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/24	03/30	—	(1)	(1)	—%	(6) (7) (11) (28)
		LLC Units (207,921 units)	N/A	03/24	N/A		208	200	—%	(6) (27)
						644	837	830

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		9,560	9,318	1.4%	(6)
							9,560	9,318

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,211	1,200	1,191	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	36	—%	(6) (27)
						1,211	1,223	1,227

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	7,199	7,088	7,096	1.0%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/23	03/28	1,700	1,651	1,688	0.2%	(6) (7) (11) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	—	(9)	(9)	—%	(6) (7) (11) (28)
						8,899	8,730	8,775

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(12)	—	—%	(3) (6) (7) (15) (28)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,715	1,521	1,715	0.3%	(3) (6) (7) (15)
						1,715	1,509	1,715

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	589	593	0.1%	(6)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	416	0.1%	(6) (27)
						600	989	1,009

Technology Service Stream BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.0% Cash	06/24	01/30	—	(7)	(7)	—%	(3) (6) (7) (19) (28)
		First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.0% Cash	06/24	07/30	753	730	732	0.1%	(3) (6) (7) (19)
						753	723	725

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 9.1% Cash	11/21	11/28	2,918	3,000	2,874	0.4%	(3) (6) (7) (9)
		Revolver	EURIBOR + 5.40%, 9.1% Cash	11/21	05/28	—	(8)	(2)	—%	(3) (6) (7) (9) (28)
						2,918	2,992	2,872

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	$4,144	$4,099	$4,061	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(8)	(15)	—%	(6) (7) (12) (28)
						4,144	4,091	4,046

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	280	276	262	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	139	—%	(6) (27)
						280	515	401

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	10/21	12/27	2,553	2,524	2,553	0.4%	(6) (7) (12)
		Revolver	SOFR + 4.25%, 9.7% Cash	10/21	12/27	—	(8)	—	—%	(6) (7) (12) (28)
		Subordinated Term Loan	SOFR + 7.75%, 6.0% Cash, 7.0% PIK	10/21	10/28	3,589	3,545	3,577	0.5%	(6) (7) (13)
						6,142	6,061	6,130

The Octave Music Group, Inc.	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	06/24	04/29	3,611	3,611	3,611	0.5%	(7) (12)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	1,358	0.2%	(6)
						3,611	4,020	4,969

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CORRA + 6.75%, 11.7% Cash	12/22	12/29	2,249	2,206	2,227	0.3%	(3) (6) (7) (20)
		Revolver	CORRA + 6.75%, 11.7% Cash	12/22	12/28	—	(3)	(2)	—%	(3) (6) (7) (20) (28)
						2,249	2,203	2,225

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/21	02/27	17,670	17,542	16,858	2.5%	(6) (7) (12)
						17,670	17,542	16,858

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	07/23	07/29	4,620	4,497	4,512	0.7%	(6) (7) (11)
		Revolver	SOFR +5.50%, 10.8% Cash	07/23	07/29	102	93	94	—%	(6) (7) (11) (28)
						4,722	4,590	4,606

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	2,066	2,032	2,066	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(3)	—	—%	(6) (7) (12) (28)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	12	—%	(6) (27)
						2,066	2,034	2,078

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/21	12/25	8,053	7,992	7,755	1.1%	(6) (7) (12)
						8,053	7,992	7,755

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	09/26	7,817	7,745	7,817	1.2%	(6) (7) (12)
						7,817	7,745	7,817

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.0% Cash	12/23	12/30	1,513	1,470	1,466	0.2%	(3) (6) (7) (25) (28)
		Revolver	STIBOR + 5.25%, 9.0% Cash	12/23	06/24	—	—	(5)	—%	(3) (6) (7) (25)
						1,513	1,470	1,461

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	09/20	09/27	1,084	1,085	1,011	0.1%	(3) (6) (7) (15)
						1,084	1,085	1,011

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.69%, 11.2% Cash	06/22	06/29	927	874	920	0.1%	(3) (6) (7) (15) (28)
						927	874	920

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	04/22	03/29	1,748	1,709	1,345	0.2%	(3) (6) (7) (10) (28)
						1,748	1,709	1,345

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 8.9% Cash	03/23	03/30	$2,031	$1,961	$1,989	0.3%	(3) (6) (7) (9) (28)
						2,031	1,961	1,989

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash, 1.8% PIK	09/20	09/27	764	843	715	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash, 1.8% PIK	02/21	09/27	370	370	347	0.1%	(3) (6) (7) (12)
						1,134	1,213	1,062

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	01/29	8,158	8,448	7,294	1.1%	(3) (6) (7) (15)
						8,158	8,448	7,294

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	7,143	7,143	7,031	1.0%	(6)
						7,143	7,143	7,031

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	06/21	06/28	12,099	11,948	12,099	1.8%	(6) (7) (12)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	304	—%	(6)
						12,099	12,112	12,403

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/20	06/26	2,367	2,365	2,327	0.3%	(6) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	06/26	1,275	1,259	1,253	0.2%	(6) (7) (12)
						3,642	3,624	3,580

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	1,241	1,220	1,241	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR +6.25%, 11.7% Cash	08/23	02/25	—	(20)	—	—%	(6) (7) (12) (28)
						1,241	1,200	1,241

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/24	6,235	6,029	5,829	0.9%	(6)
						6,235	6,029	5,829

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	02/23	02/29	6,275	6,066	6,275	0.9%	(6) (7) (12)
		Revolver	SOFR + 7.00%, 11.8% Cash	02/23	02/29	572	543	572	0.1%	(6) (7) (11) (28)
		LP Units (31,543.6 units)	N/A	02/23	N/A		315	411	0.1%	(6) (27)
						6,847	6,924	7,258

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.8% Cash	10/23	10/30	875	846	851	0.1%	(3) (6) (7) (12) (28)
						875	846	851

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	5/46	1,641	1,641	1,560	0.2%	(6)
						1,641	1,641	1,560

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	3,640	3,593	3,568	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	550	537	529	0.1%	(6) (7) (12) (28)
		Preferred Stock (364 shares)	20.0% PIK	04/24	N/A		181	180	—%	(6)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	481	0.1%	(6) (27)
						4,190	5,088	4,758

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	4,745	4,653	4,658	0.7%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	03/24	03/30	—	(5)	(4)	—%	(6) (7) (12) (28)
						4,745	4,648	4,654

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/24	$1,159	$1,155	$1,134	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	5,309	5,201	5,197	0.8%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	—	(15)	(20)	—%	(6) (7) (12) (28)
						6,468	6,341	6,311

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	05/22	05/29	229	233	223	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	05/22	05/29	6,697	6,455	6,511	1.0%	(3) (6) (7) (15) (28)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,480	2,383	2,411	0.4%	(3) (6)
		Common Stock (45,665,825 shares)	N/A	05/22	N/A		226	231	—%	(3) (6) (27)
						9,406	9,297	9,376

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	4,412	4,336	4,318	0.6%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	135	130	128	—%	(6) (7) (12) (28)
		LLC Units (76.3 units)	N/A	02/22	02/28		76	110	—%	(6)
						4,547	4,542	4,556

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	03/22	03/29	3,058	3,121	2,682	0.4%	(3) (6) (7) (15)
						3,058	3,121	2,682

Subtotal Non–Control / Non–Affiliate Investments (166.4%)*						1,102,736	1,145,712	1,129,370

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	16,864	2.5%	(3) (27)
							14,646	16,864

Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	2,486	2,486	2,486	0.4%	(6) (12)
		Common Stock (497,228 shares)	N/A	12/23	N/A		4,871	5,509	0.8%	(6) (27)
						2,486	7,357	7,995

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,820	7,855	1.2%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,831	3,652	3,622	0.5%	(6)
		LLC Units (1,574,005.5 units)	N/A	11/21	N/A		7,322	8,043	1.2%	(6) (27)
						12,141	18,794	19,520

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	07/21	07/28	4,133	4,094	4,133	0.6%	(6) (11) (28)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,232	2,246	0.3%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		45,933	68,064	10.0%	(6)
						6,379	52,259	74,443

Rocade Holdings LLC	Other Financial	Preferred LP Units (50,500 units)	SOFR + 6.0% PIK, 10.3% PIK	02/23	N/A		58,420	58,421	8.6%	(6) (12) (28)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	1,267	0.2%	(6) (27)
							58,420	59,688

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		9,956	3,955	0.6%	(27)
							9,956	3,955

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		$24,705	$12,692	1.9%	(3)
							24,705	12,692

Subtotal Affiliate Investments (28.7%)*						21,006	186,137	195,157

Total Investments, June 30, 2024 (195.1%)*						$1,123,742	$1,331,849	$1,324,527

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$39,185	$26,242	BNP Paribas SA	07/08/24	$(82)
Foreign currency forward contract (AUD)	$553	A$835	BNP Paribas SA	07/08/24	(5)
Foreign currency forward contract (AUD)	$25,112	A$38,350	HSBC Bank USA	07/08/24	(491)
Foreign currency forward contract (AUD)	$26,555	A$39,556	BNP Paribas SA	10/08/24	87

Foreign currency forward contract (CAD)	C$489	$360	BNP Paribas SA	07/08/24	(3)
Foreign currency forward contract (CAD)	C$5,331	$3,897	HSBC Bank USA	07/08/24	(1)
Foreign currency forward contract (CAD)	$77	C$105	BNP Paribas SA	07/08/24	—
Foreign currency forward contract (CAD)	$4,213	C$5,715	HSBC Bank USA	07/08/24	37
Foreign currency forward contract (CAD)	$3,826	C$5,221	HSBC Bank USA	10/07/24	2

Foreign currency forward contract (DKK)	4,077kr.	$594	HSBC Bank USA	07/08/24	(8)
Foreign currency forward contract (DKK)	$594	4,077kr.	HSBC Bank USA	07/08/24	9
Foreign currency forward contract (DKK)	$607	4,147kr.	HSBC Bank USA	10/07/24	8

Foreign currency forward contract (EUR)	€98,651	$107,140	HSBC Bank USA	07/08/24	(1,451)
Foreign currency forward contract (EUR)	$107,123	€98,651	HSBC Bank USA	07/08/24	1,434
Foreign currency forward contract (EUR)	$109,975	€100,830	HSBC Bank USA	10/07/24	1,477

Foreign currency forward contract (GBP)	£16,701	$21,442	HSBC Bank USA	07/08/24	(338)
Foreign currency forward contract (GBP)	$21,094	£16,701	HSBC Bank USA	07/08/24	(11)
Foreign currency forward contract (GBP)	$22,719	£17,685	HSBC Bank USA	10/07/24	355

Foreign currency forward contract (NZD)	NZ$10,338	$6,426	HSBC Bank USA	07/08/24	(127)
Foreign currency forward contract (NZD)	$6,210	NZ$10,338	HSBC Bank USA	07/08/24	(90)
Foreign currency forward contract (NZD)	$6,555	NZ$10,547	HSBC Bank USA	10/07/24	128

Foreign currency forward contract (NOK)	21,901kr	$2,087	HSBC Bank USA	07/08/24	(33)
Foreign currency forward contract (NOK)	$2,038	21,901kr	BNP Paribas SA	07/08/24	(17)
Foreign currency forward contract (NOK)	$2,129	22,292kr	HSBC Bank USA	10/07/24	33

Foreign currency forward contract (SEK)	421kr	$39	BNP Paribas SA	07/08/24	1
Foreign currency forward contract (SEK)	16,487kr	$1,602	HSBC Bank USA	07/08/24	(46)
Foreign currency forward contract (SEK)	$52	545kr	BNP Paribas SA	07/08/24	—
Foreign currency forward contract (SEK)	$1,549	16,363kr	HSBC Bank USA	07/08/24	5
Foreign currency forward contract (SEK)	$1,640	16,796kr	HSBC Bank USA	10/07/24	48

Foreign currency forward contract (CHF)	1,763Fr.	$1,985	HSBC Bank USA	07/08/24	(22)
Foreign currency forward contract (CHF)	$47	43Fr.	BNP Paribas SA	07/08/24	—
Foreign currency forward contract (CHF)	$1,921	1,720Fr.	HSBC Bank USA	07/08/24	6
Foreign currency forward contract (CHF)	$2,022	1,778Fr.	HSBC Bank USA	10/07/24	22
Total Foreign Currency Forward Contracts, June 30, 2024					$927
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2024 represented 195.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.4% of total investments at fair value as of June 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2024 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,219	$—	$—	$—	$645	$16,864	$—
		16,219	—	—	—	645	16,864	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.0%, 13.3% Cash)	2,486	—	—	—	—	2,486	170
	Common Stock (497,228 shares)	4,871	—	—	—	638	5,509	—
		7,357	—	—	—	638	7,995	170

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,824	23	—	—	8	7,855	355
	Subordinated Term Loan (10.0% PIK)	3,434	193	—	—	(5)	3,622	193
	LLC Units (1,574,005.5 units)	6,080	1,850	—	—	113	8,043	—
		17,338	2,066	—	—	116	19,520	548

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	2,740	9,258	(7,861)	—	(4)	4,133	176
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	85
	LLC Units (44,197,541 units)	72,041	—	—	—	(3,977)	68,064	3,457
		77,027	9,259	(7,861)	—	(3,982)	74,443	3,718

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 10.3% PIK)	55,258	3,162	—	—	1	58,421	3,162
	Common LP Units (15.4 units)	546	—	—	—	721	1,267	—
		55,804	3,162	—	—	722	59,688	3,162

Thompson Rivers LLC	6.6% Member Interest	5,523	—	(1,485)	—	(83)	3,955	—
		5,523	—	(1,485)	—	(83)	3,955	—

Waccamaw River LLC	20% Member Interest	15,470	—	(330)	—	(2,448)	12,692	2,641
		15,470	—	(330)	—	(2,448)	12,692	2,641

Total Affiliate Investments		$194,738	$14,487	$(9,676)	$—	$(4,392)	$195,157	$10,239
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
June 30, 2024
(Amounts in thousands, except share amounts)
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2024 was 3.63200%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2024 was 3.71100%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2024 was 3.68200%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2024 was 5.33717%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2024 was 5.32460%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2024 was 5.25471%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2024 was 5.21250%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2024 was 5.12780%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2024 was 5.06220%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2024 was 4.30450%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2024 was 4.44530%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2024 was 4.73600%.
(20)The interest rate on these loans is subject to 1Month CORRA, which as of June 30, 2024 was 4.74437%.
(21)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2024 was 4.67875%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2024 was 5.62000%.
(23)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2024 was 1.21579%.
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2024 was 4.61000%.
(25)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2024 was 3.70700%.
(26)Non-accrual investment.
(27)Investment is non-income producing.
(28)Position or portion thereof is an unfunded loan or equity commitment.
(29)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	June 30, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$84,236	6.4%	12.4%
Automotive	18,531	1.4	2.7
Banking, Finance, Insurance and Real Estate	222,331	16.8	32.8
Beverage, Food and Tobacco	32,420	2.5	4.8
Capital Equipment	32,000	2.4	4.7
Chemicals, Plastics, and Rubber	28,780	2.2	4.2
Construction and Building	9,586	0.7	1.4
Consumer Goods: Durable	25,512	1.9	3.8
Consumer Goods: Non-durable	19,050	1.4	2.8
Containers, Packaging and Glass	22,980	1.7	3.4
Electrical Components & Equipment	3,480	0.3	0.5
Energy: Electricity	6,312	0.5	0.9
Energy: Oil and Gas	2,742	0.2	0.4
Environmental Industries	29,374	2.2	4.3
Healthcare & Pharmaceuticals	123,840	9.4	18.3
High Tech Industries	124,387	9.4	18.3
Hotel, Gaming and Leisure	21,888	1.7	3.2
Investment Funds and Vehicles	33,511	2.5	4.9
Media: Advertising, Printing and Publishing	31,200	2.4	4.6
Media: Broadcasting and Subscription	9,694	0.7	1.4
Media: Diversified and Production	47,635	3.6	7.0
Services: Business	212,771	16.1	31.3
Services: Consumer	64,171	4.8	9.5
Structured Products	33,574	2.5	5.0
Telecommunications	18,645	1.4	2.8
Transportation: Cargo	56,247	4.2	8.3
Transportation: Consumer	—	—	—
Utilities: Electric	9,630	0.7	1.4
Total	$1,324,527	100.0%	195.1%

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(30)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
June 30, 2024:
Senior debt and 1st lien notes	$980,235	73%	$959,740	72%	141%
Subordinated debt and 2nd lien notes	102,199	8	100,924	8	15
Structured products	28,245	2	27,745	2	4
Equity shares	169,925	13	199,513	15	30
Equity warrants	2	—	1,158	—	—
Royalty rights	1,936	—	1,936	—	—
Investments in joint ventures	49,307	4	33,511	3	5
	$1,331,849	100%	$1,324,527	100%	195%

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (29)	Investment Type (1)(2)(30)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	01/21	01/27	$7,880	$7,781	$7,876	1.2%	(6) (7) (12)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	722	0.1%	(6) (27)
						7,880	8,184	8,598

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	1,899	1,863	1,873	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/22	11/28	—	(8)	(7)	—%	(6) (7) (12) (28)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	96	—%	(6) (27)
						1,899	1,951	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,675	1,644	1,638	0.3%	(6) (7) (11)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(6) (7) (11) (28)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(6) (27)
						1,675	1,693	1,670

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	09/28	3,963	3,846	3,963	0.6%	(6) (7) (11) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	09/28	60	53	60	—%	(6) (7) (11) (28)
						4,023	3,899	4,023

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	04/21	04/28	4,860	4,798	4,812	0.7%	(3) (6) (7) (10)
						4,860	4,798	4,812

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/21	09/28	201	187	180	—%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	3,483	3,443	3,403	0.5%	(3) (6) (7) (12)
						3,684	3,630	3,583

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	06/22	06/28	1,000	988	993	0.2%	(3) (6) (7) (12)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	11,356	11,206	11,129	1.7%	(6) (7) (12) (28)
						11,356	11,206	11,129

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	7,605	7,498	7,103	1.1%	(6) (7) (12)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	267	—%	(6) (27)
						7,605	7,787	7,370

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	693	675	678	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	268	—%	(6) (27)
						693	880	946

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	09/21	09/27	3,696	3,646	3,341	0.5%	(6) (7) (12)
						3,696	3,646	3,341

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	8,049	7,936	7,156	1.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	1,098	1,082	957	0.1%	(6) (7) (12) (28)
						9,147	9,018	8,113

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/21	12/25	4,475	4,447	4,475	0.7%	(6) (7) (12)
						4,475	4,447	4,475

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	04/21	04/28	4,389	4,330	4,187	0.6%	(6) (7) (12)
						4,389	4,330	4,187

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$22,960	A$35,907	BNP Paribas SA	01/10/24	$(1,568)
Foreign currency forward contract (AUD)	$569	A$867	HSBC Bank USA	01/10/24	(23)

Foreign currency forward contract (CAD)	$4,087	$5,577	BNP Paribas SA	01/10/24	(137)
Foreign currency forward contract (CAD)	$182	$245	HSBC Bank USA	01/10/24	(4)

Foreign currency forward contract (DKK)	$548	3,873kr.	BNP Paribas SA	01/10/24	(27)
Foreign currency forward contract (DKK)	$17	120kr.	HSBC Bank USA	01/10/24	(1)

Foreign currency forward contract (EUR)	$93,155	€88,305	BNP Paribas SA	01/10/24	(4,541)
Foreign currency forward contract (EUR)	$7,409	€6,840	HSBC Bank USA	01/10/24	(158)

Foreign currency forward contract (GBP)	$18,602	£15,328	BNP Paribas SA	01/10/24	(927)

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	BNP Paribas SA	01/10/24	(373)
Foreign currency forward contract (NZD)	$126	NZ$215	HSBC Bank USA	01/10/24	(10)

Foreign currency forward contract (NOK)	$1,946	21,024kr	BNP Paribas SA	01/10/24	(130)

Foreign currency forward contract (SEK)	$1,523	16,000kr	HSBC Bank USA	01/10/24	(69)

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	BNP Paribas SA	01/10/24	(148)
Total Foreign Currency Forward Contracts, December 31, 2023					$(8,116)
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(29)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$81,217	6.0%	12.5%
Automotive	16,830	1.2	2.6
Banking, Finance, Insurance and Real Estate	227,415	16.9	34.9
Beverage, Food and Tobacco	24,197	1.8	3.7
Capital Equipment	46,500	3.5	7.1
Chemicals, Plastics, and Rubber	25,679	1.9	3.9
Construction and Building	10,070	0.7	1.6
Consumer goods: Durable	25,563	1.9	3.9
Consumer goods: Non-durable	9,987	0.7	1.5
Containers, Packaging and Glass	23,032	1.7	3.5
Energy: Electricity	6,676	0.5	1.0
Energy: Oil and Gas	2,670	0.2	0.4
Environmental Industries	30,266	2.2	4.7
Healthcare & Pharmaceuticals	130,845	9.7	20.1
High Tech Industries	141,704	10.5	21.7
Hotel, Gaming and Leisure	19,595	1.5	3.0
Investment Funds and Vehicles	37,212	2.8	5.7
Media: Advertising, Printing and Publishing	32,570	2.4	5.0
Media: Broadcasting and Subscription	8,867	0.7	1.4
Media: Diversified and Production	45,924	3.4	7.1
Services: Business	201,007	14.9	30.8
Services: Consumer	69,643	5.2	10.7
Structured Products	32,763	2.4	5.0
Telecommunications	18,341	1.4	2.8
Transportation: Cargo	68,703	5.1	10.5
Transportation: Consumer	1,900	0.1	0.3
Utilities: Electric	9,945	0.7	1.5
Total	$1,349,121	100.0%	206.9%

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments,” with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
For both the three and six months ended June 30, 2024 and 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.0 million, respectively. As of June 30, 2024, the Base Management Fee of $0.5 million for the three months ended June 30, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $0.5 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2024, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $3.3 million and $6.1 million, respectively. For the three and six months ended June 30, 2023, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $3.0 million and $5.7 million, respectively. As of June 30, 2024, the Income-Based Fee of $3.3 million for the three months ended June 30, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $3.1 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three months ended June 30, 2024, the Company reduced the Capital Gains Fees accrual by $0.4 million. For the six months ended June 30, 2024, the net Capital Gains Fees accrual was nil. For the three and six months ended June 30, 2023, the Company did not accrue any Capital Gains Fees.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.5 million, respectively. As of June 30, 2024, the administrative expenses of $0.2 million incurred during the three months ended June 30, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2024:
Senior debt and 1st lien notes	$980,235	73%	$959,740	72%	141%
Subordinated debt and 2nd lien notes	102,199	8	100,924	8	15
Structured products	28,245	2	27,745	2	4
Equity shares	169,925	13	199,513	15	30
Equity warrants	2	—	1,158	—	—
Royalty rights	1,936	—	1,936	—	—
Investments in joint ventures	49,307	4	33,511	3	5
	$1,331,849	100%	$1,324,527	100%	195%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%	151%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8	16
Structured products	29,479	2	26,173	2	4
Equity shares	162,731	12	192,641	14	30
Equity warrants	2	—	1,043	—	—
Investments in joint ventures	51,123	4	37,212	3	6
	$1,352,116	100%	$1,349,121	100%	207%
During the three months ended June 30, 2024, the Company made nine new investments totaling $23.4 million and made investments in existing portfolio companies totaling $11.4 million. During the six months ended June 30, 2024, the Company made 19 new investments totaling $51.2 million and made investments in existing portfolio companies totaling $34.9 million.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$84,236	6.4%	12.4%	$81,217	6.0%	12.5%
Automotive	18,531	1.4	2.7	16,830	1.2	2.6
Banking, Finance, Insurance and Real Estate	222,331	16.8	32.8	227,415	16.9	34.9
Beverage, Food and Tobacco	32,420	2.5	4.8	24,197	1.8	3.7
Capital Equipment	32,000	2.4	4.7	46,500	3.5	7.1
Chemicals, Plastics, and Rubber	28,780	2.2	4.2	25,679	1.9	3.9
Construction and Building	9,586	0.7	1.4	10,070	0.7	1.6
Consumer Goods: Durable	25,512	1.9	3.8	25,563	1.9	3.9
Consumer Goods: Non-durable	19,050	1.4	2.8	9,987	0.7	1.5
Containers, Packaging and Glass	22,980	1.7	3.4	23,032	1.7	3.5
Electrical Components & Equipment	3,480	0.3	0.5	—	—	—
Energy: Electricity	6,312	0.5	0.9	6,676	0.5	1.0
Energy: Oil and Gas	2,742	0.2	0.4	2,670	0.2	0.4
Environmental Industries	29,374	2.2	4.3	30,266	2.2	4.7
Healthcare & Pharmaceuticals	123,840	9.4	18.3	130,845	9.7	20.1
High Tech Industries	124,387	9.4	18.3	141,704	10.5	21.7
Hotel, Gaming and Leisure	21,888	1.7	3.2	19,595	1.5	3.0
Investment Funds and Vehicles	33,511	2.5	4.9	37,212	2.8	5.7
Media: Advertising, Printing and Publishing	31,200	2.4	4.6	32,570	2.4	5.0
Media: Broadcasting and Subscription	9,694	0.7	1.4	8,867	0.7	1.4
Media: Diversified and Production	47,635	3.6	7.0	45,924	3.4	7.1
Services: Business	212,771	16.1	31.3	201,007	14.9	30.8
Services: Consumer	64,171	4.8	9.5	69,643	5.2	10.7
Structured Products	33,574	2.5	5.0	32,763	2.4	5.0
Telecommunications	18,645	1.4	2.8	18,341	1.4	2.8
Transportation: Cargo	56,247	4.2	8.3	68,703	5.1	10.5
Transportation: Consumer	—	—	—	1,900	0.1	0.3
Utilities: Electric	9,630	0.7	1.4	9,945	0.7	1.5
Total	$1,324,527	100.0%	195.1%	$1,349,121	100.0%	206.9%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2024, the Company held a 10.0% partnership interest in Banff. As of June 30, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.9 million, respectively. As of December 31, 2023, the cost and fair value of the Company's investment in Banff was $14.6 million and $16.2 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $136.6 million as of June 30, 2024, as compared to $146.5 million as of December 31, 2023. As of June 30, 2024, Banff’s investments had an aggregate cost of $145.1 million, as compared to $151.9 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$141,199	97%	$132,622	97%
Subordinated debt and 2nd lien notes	3,923	3	4,000	3
	$145,122	100%	$136,622	100%
December 31, 2023:
Senior debt and 1st lien notes	$147,990	97%	$142,490	97%
Subordinated debt and 2nd lien notes	3,917	3	3,987	3
	$151,907	100%	$146,477	100%
As of June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 10.3% and 10.6%, respectively.
The industry composition of Banff’s investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Aerospace and Defense	$15,018	11.0%	$15,125	10.3%
Banking, Finance, Insurance and Real Estate	16,163	11.8	16,325	11.2
Beverage, Food and Tobacco	7,737	5.7	7,531	5.1
Chemicals, Plastics, and Rubber	1,967	1.4	1,269	0.9
Construction and Building	1,445	1.1	1,364	0.9
Consumer Goods: Durable	1,760	1.3	1,725	1.2
Consumer Goods: Non-durable	6,038	4.4	6,205	4.2
Containers, Packaging and Glass	6,483	4.7	6,607	4.5
Healthcare & Pharmaceuticals	13,595	9.9	17,205	11.8
High Tech Industries	17,224	12.6	20,942	14.3
Media: Advertising, Printing and Publishing	1,921	1.4	1,957	1.3
Media: Diversified and Production	4,265	3.1	4,306	2.9
Services: Business	21,681	15.9	21,900	15.0
Services: Consumer	12,146	8.9	12,509	8.5
Telecommunications	3,216	2.4	3,243	2.2
Transportation: Cargo	5,963	4.4	8,264	5.7
Total	$136,622	100.0%	$146,477	100.0%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Australia	$2,446	1.8%	$4,449	3.0%
Belgium	7,737	5.7	7,531	5.1
Canada	758	0.6	2,221	1.5
France	27,717	20.3	28,669	19.6
Germany	7,065	5.2	7,277	5.0
Hong Kong	6,175	4.5	6,033	4.1
Netherlands	9,256	6.8	9,193	6.3
New Zealand	2,531	1.8	2,596	1.8
Singapore	4,000	2.9	3,984	2.7
United Kingdom	18,509	13.5	20,401	13.9
USA	50,428	36.9	54,123	37.0
Total	$136,622	100.0%	$146,477	100.0%
Banff’s credit facility with Wells Fargo Bank, N.A., which was non-recourse to the Company, initially closed on August 26, 2022 and had $19.2 million outstanding as of December 31, 2023. On March 20, 2024, Banff’s credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both June 30, 2024 and December 31, 2023, the Company had sold $187.9 million of its investments to Banff. As of both June 30, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2024. As of June 30, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2024, Thompson Rivers declared $7.5 million and $22.5 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2024, the Company recognized $0.5 million and $1.5 million, respectively, of the dividends as a return of capital. For the three and six months ended June 30, 2023, Thompson Rivers declared $41.0 million and $98.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2023, the Company recognized $2.7 million and $6.5 million, respectively, of the dividends as a return of capital.
As of June 30, 2024, Thompson Rivers had $257.8 million in Ginnie Mae early buyout loans and $9.2 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of June 30, 2024, Thompson Rivers had 1,673 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Federal Housing Administration (“FHA”) loans	$258,190	93%	$240,367	93%
Veterans Affairs (“VA”) loans	18,684	7	17,425	7
	$276,874	100%	$257,792	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $58.2 million and $83.5 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $120.6 million and $170.8 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $38.8 million and $50.0 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both June 30, 2024 and December 31, 2023, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2024. As of June 30, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For both the three and six months ended June 30, 2024, Waccamaw River declared $14.9 million in dividends, of which $2.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2024, the Company recognized $0.3 million of the dividends as a return of capital. For the three and six months ended June 30, 2023, Waccamaw River declared $3.7 million and $7.3 million in dividends, respectively, of which $0.7 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2024, Waccamaw River had $65.6 million in unsecured consumer loans and $7.2 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of June 30, 2024, Waccamaw River had 9,819 outstanding loans with an average loan size of $9,064, remaining average life to maturity of 38.2 months and weighted average interest rate of 11.8%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had $71.0 million outstanding as of December 31, 2023. On April 15, 2024, Waccamaw River’s secured borrowing with JPMorgan Chase Bank, N.A. was terminated and fully repaid. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $12.3 million and $51.3 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)    Includes $85.6 million of total contributed capital by related parties as of both June 30, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of June 30, 2024 and December 31, 2023, $4.1 million and $2.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of June 30, 2024 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2024 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$820,623	Yield Analysis	Market Yield	8.1% – 19.5%	11.2%	Decrease
	16,122	Market Approach	Adjusted EBITDA Multiple	6.5x – 11.5x	8.4x	Increase
	71,538	Recent Transaction	Transaction Price	95.0% – 99.5%	98.3%	Increase
Subordinated debt and 2nd lien notes(2)	80,659	Yield Analysis	Market Yield	8.5% – 18.0%	13.1%	Decrease
	13,487	Market Approach	Adjusted EBITDA Multiple	9.0x – 23.2x	15.9x	Increase
	709	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares(4)	19,434	Yield Analysis	Market Yield	9.7% – 25.7%	14.3%	Decrease
	160,680	Market Approach	Adjusted EBITDA Multiple	5.5x – 27.0x	16.0x	Increase
	1,225	Market Approach	Revenue Multiple	5.5x – 9.0x	6.1x	Increase
	8,043	Discounted Cash Flow Analysis	Discount Rate	14.4%	14.4%	Decrease
	2,357	Net Asset Approach	Liabilities	$(76,365.9)	$(76,365.9)	Decrease
	277	Recent Transaction	Transaction Price	$100.00	$100.00	Increase
Equity warrants	1,158	Market Approach	Adjusted EBITDA Multiple	6.3x – 11.5x	7.9x	Increase
Royalty rights	1,936	Recent Transaction	Transaction Price	$1.00	$1.00	Increase
(1) Excludes investments with an aggregate fair value amounting to $9,737, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $6,069, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $15,889, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $7,109, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the six months ended June 30, 2024, two equity positions with an aggregate fair value of $10.1 million transitioned from a market approach to a yield analysis valuation model. In addition, three senior debt and first lien note positions with an aggregate fair value of $8.9 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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
During the year ended December 31, 2023, one equity position with a fair value of $2.6 million and four senior debt and first lien note positions with an aggregate fair value of $7.1 million transitioned from a yield analysis to a market approach valuation model. In addition, one structured product position with a fair value of $6.5 million transitioned from a discounted cash flow analysis to a broker quote valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,720	$918,020	$959,740
Subordinated debt and 2nd lien notes	—	—	100,924	100,924
Structured products	—	11,856	15,889	27,745
Equity shares	—	388	199,125	199,513
Equity warrants	—	—	1,158	1,158
Royalty rights	—	—	1,936	1,936
Investments subject to leveling	$—	$53,964	$1,237,052	$1,291,016
Investments in joint ventures (1)				33,511
				$1,324,527

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,079	$949,079	$985,158
Subordinated debt and 2nd lien notes	—	10,043	96,851	106,894
Structured products	—	11,258	14,915	26,173
Equity shares	78	—	192,563	192,641
Equity warrants	—	—	1,043	1,043
Investments subject to leveling	$78	$57,380	$1,254,451	$1,311,909
Investment in joint ventures (1)				37,212
				$1,349,121
(1)The Company’s investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$—	$1,254,451
New investments	57,380	16,852	—	3,096	—	1,936	79,264
Investment restructuring	(13,015)	—	—	—	—	—	(13,015)
Transfers into (out of) Level 3, net	—	—	—	37	—	—	37
Proceeds from sales of investments	(2,098)	—	—	—	—	—	(2,098)
Loan origination fees received	(879)	(296)	—	—	—	—	(1,175)
Principal repayments received	(67,838)	(14,317)	(886)	—	—	—	(83,041)
Payment-in-kind interest /dividends	759	1,423	—	4,272	—	—	6,454
Accretion of loan premium /discount	136	55	—	—	—	—	191
Accretion of deferred loan origination revenue	2,638	286	—	—	—	—	2,924
Realized gain (loss)	(3,973)	—	—	—	—	—	(3,973)
Unrealized appreciation (depreciation)	(4,169)	70	1,860	(843)	115	—	(2,967)
Fair value, end of period	$918,020	$100,924	$15,889	$199,125	$1,158	$1,936	$1,237,052

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	75,975	6,565	—	48,131	—	130,671
Transfers into (out of) Level 3, net	244	—	1,767	516	—	2,527
Proceeds from sales of investments	(23,501)	—	—	—	—	(23,501)
Loan origination fees received	(1,595)	(48)	—	—	—	(1,643)
Principal repayments received	(27,161)	(10,812)	(890)	—	—	(38,863)
Payment-in-kind interest /dividends	1,118	1,165	—	3,013	—	5,296
Accretion of loan premium /discount	166	237	—	—	—	403
Accretion of deferred loan origination revenue	2,232	138	—	—	—	2,370
Realized gain (loss)	(1,283)	(161)	—	—	—	(1,444)
Unrealized appreciation (depreciation)	3,878	595	(57)	6,622	50	11,088
Fair value, end of period	$902,266	$95,484	$15,030	$171,160	$526	$1,184,466
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $7.0 million during the six months ended June 30, 2024 was related to portfolio company investments that were still held by the Company as of June 30, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $9.8 million during the six months ended June 30, 2023 was related to portfolio company investments that were still held by the Company as of June 30, 2023.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the six months ended June 30, 2024, the Company made investments of approximately $53.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2024, the Company made investments of $32.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2024 and December 31, 2023, the Company had four portfolio companies and one portfolio company, respectively, with investments that were on non-accrual.
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,035	$965	$2,031	$1,893
Management, valuation and other fees	204	351	433	686
Royalty income	37	—	37	—
Total Recurring Fee and Other Income	1,276	1,316	2,501	2,579
Non-Recurring Fee and Other Income:
Prepayment fees	105	213	105	213
Acceleration of unamortized loan origination fees	594	327	890	528
Advisory, loan amendment and other fees	115	11	190	232
Total Non-Recurring Fee and Other Income	814	551	1,185	973
Total Fee and Other Income	$2,090	$1,867	$3,686	$3,552
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
Concentration of Credit Risk
As of both June 30, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 5.6% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2024, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of June 30, 2024 the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 60 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 22 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 58 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 23 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2024 and June 30, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2024, the Company recorded net expenses of $0.1 million and $0.3 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2023, the Company recorded net expenses of $0.1 million and $0.2 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2024 and December 31, 2023 was approximately $1,324.8 million and $1,344.7 million, respectively. As of June 30, 2024, net unrealized appreciation on the Company’s investments (tax basis) was approximately $8.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $69.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.9 million. As of December 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $2.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.8 million pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2024	June 30, 2024	December 31, 2023
Credit Facility:
January 15, 2021	April 30, 2026	7.371%	593,358	$644,463
Total Credit Facility			$593,358	$644,463
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(132)	(157)
Total Notes			$99,868	$99,843
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 197.8% as of June 30, 2024.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of June 30, 2024, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2024, the Company had U.S. dollar borrowings of $493.0 million under the ING Credit Facility with an interest rate of 7.581% (with Term SOFR borrowings subject to one month SOFR of 5.331%), borrowings denominated in British pounds sterling of £27.2 million ($34.4 million U.S. dollars) with an interest rate of 7.383% (one month SONIA of 5.200%), borrowings denominated in Euros of €60.0 million ($64.3 million U.S. dollars) with an interest rate of 5.775% (one month EURIBOR of 3.625%) and borrowings denominated in Australian Dollars of A$2.5 million ($1.7 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2024 and December 31, 2023, the fair values of the borrowings outstanding under the ING Credit Facility were $593.4 million and $644.5 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2024, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2024 and December 31, 2023, the fair values of the February 2027 Notes were $92.3 million and $90.2 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,185	$26,242	07/08/24	$(82)	Derivative liabilities
Foreign currency forward contract (AUD)	$553	A$835	07/08/24	(5)	Derivative liabilities
Foreign currency forward contract (AUD)	$25,112	A$38,350	07/08/24	(491)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,555	A$39,556	10/08/24	87	Derivative assets

Foreign currency forward contract (CAD)	C$489	$360	07/08/24	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	C$5,331	$3,897	07/08/24	(1)	Derivative liabilities
Foreign currency forward contract (CAD)	$77	C$105	07/08/24	—	Derivative assets
Foreign currency forward contract (CAD)	$4,213	C$5,715	07/08/24	37	Derivative assets
Foreign currency forward contract (CAD)	$3,826	C$5,221	10/07/24	2	Derivative assets

Foreign currency forward contract (DKK)	4,077kr.	$594	07/08/24	(8)	Derivative liabilities
Foreign currency forward contract (DKK)	$594	4,077kr.	07/08/24	9	Derivative assets
Foreign currency forward contract (DKK)	$607	4,147kr.	10/07/24	8	Derivative assets

Foreign currency forward contract (EUR)	€98,651	$107,140	07/08/24	(1,451)	Derivative liabilities
Foreign currency forward contract (EUR)	$107,123	€98,651	07/08/24	1,434	Derivative assets
Foreign currency forward contract (EUR)	$109,975	€100,830	10/07/24	1,477	Derivative assets

Foreign currency forward contract (GBP)	£16,701	$21,442	07/08/24	(338)	Derivative liabilities
Foreign currency forward contract (GBP)	$21,094	£16,701	07/08/24	(11)	Derivative liabilities
Foreign currency forward contract (GBP)	$22,719	£17,685	10/07/24	355	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,338	$6,426	07/08/24	(127)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,210	NZ$10,338	07/08/24	(90)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,555	NZ$10,547	10/07/24	128	Derivative assets

Foreign currency forward contract (NOK)	21,901kr	$2,087	07/08/24	(33)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,038	21,901kr	07/08/24	(17)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,129	22,292kr	10/07/24	33	Derivative assets

Foreign currency forward contract (SEK)	421kr	$39	07/08/24	1	Derivative assets
Foreign currency forward contract (SEK)	16,487kr	$1,602	07/08/24	(46)	Derivative liabilities
Foreign currency forward contract (SEK)	$52	545kr	07/08/24	—	Derivative assets
Foreign currency forward contract (SEK)	$1,549	16,363kr	07/08/24	5	Derivative assets
Foreign currency forward contract (SEK)	$1,640	16,796kr	10/07/24	48	Derivative assets

Foreign currency forward contract (CHF)	1,763Fr.	$1,985	07/08/24	(22)	Derivative liabilities
Foreign currency forward contract (CHF)	$47	43Fr.	07/08/24	—	Derivative liabilities
Foreign currency forward contract (CHF)	$1,921	1,720Fr.	07/08/24	6	Derivative assets
Foreign currency forward contract (CHF)	$2,022	1,778Fr.	10/07/24	22	Derivative assets
Total				$927

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$22,960	A$35,907	01/10/24	(1,568)	Derivative liabilities
Foreign currency forward contract (AUD)	$569	A$867	01/10/24	(23)	Derivative liabilities

Foreign currency forward contract (CAD)	$4,087	$5,577	01/10/24	(137)	Derivative liabilities
Foreign currency forward contract (CAD)	$182	$245	01/10/24	(4)	Derivative liabilities

Foreign currency forward contract (DKK)	$548	3,873kr.	01/10/24	(27)	Derivative liabilities
Foreign currency forward contract (DKK)	$17	120kr.	01/10/24	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	$93,155	€88,305	01/10/24	(4,541)	Derivative liabilities
Foreign currency forward contract (EUR)	$7,409	€6,840	01/10/24	(158)	Derivative liabilities

Foreign currency forward contract (GBP)	$18,602	£15,328	01/10/24	(927)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	01/10/24	(373)	Derivative liabilities
Foreign currency forward contract (NZD)	$126	NZ$215	01/10/24	(10)	Derivative liabilities

Foreign currency forward contract (NOK)	$1,946	kr21,024	01/10/24	(130)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,523	16,000kr	01/10/24	(69)	Derivative liabilities

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	01/10/24	(148)	Derivative liabilities
Total				$(8,116)
As of June 30, 2024 and December 31, 2023, the total fair value of the Company’s foreign currency forward contracts was $0.9 million and $(8.1) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of both June 30, 2024 and December 31, 2023, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both June 30, 2024 and December 31, 2023, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$184	$254
AD Bidco, Inc.(1)	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.(1)	Revolver	434	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	407	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	236	236
AirX Climate Solutions, Inc.(1)	Revolver	55	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,191	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	—	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	659	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,253	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	187	271
ASC Communications, LLC(1)	Revolver	658	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	221	471
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	961	982

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.(1)	Revolver	321	321
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	—	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	920	1,006
Bounteous, Inc.(1)	Delayed Draw Term Loan	—	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	122	126
BrightSign LLC(1)	Revolver	143	238
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	113	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	695	993
Cascade Residential Services LLC(1)	Revolver	132	165
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	2,027	—
CCFF Buyer, LLC(1)	Revolver	608	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	507	523
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	186	187
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	714
DISA Holdings Corp.(1)	Revolver	286	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	683	704
Eclipse Business Capital, LLC(1)	Revolver	7,097	8,490
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	195	—
EMI Porta Holdco LLC(1)(2)	Revolver	1,169	173
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,767	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	77	77
Faraday(1)(2)(3)	Delayed Draw Term Loan	960	990
Finexvet(1)(2)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	520	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2	—
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
Global Academic Group Limited(1)(2)(7)	Term Loan	266	276
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	51	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC(1)	Delayed Draw Term Loan	1,395	—
Graphpad Software, LLC(1)	Revolver	523	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	53	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	263	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	164	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	230	253

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
HEKA Invest(1)(3)	Delayed Draw Term Loan	558	575
HemaSource, Inc.(1)	Revolver	902	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	314	338
HomeX Services Group LLC(1)	Revolver	135	135
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	82	—
Ice House America, L.L.C.(1)	Revolver	106	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	602	620
InvoCare Limited(1)(5)	Delayed Draw Term Loan	152	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	170	656
ISTO Technologies II, LLC(1)	Revolver	238	238
ITI Intermodal, Inc.(1)(2)	Revolver	530	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	322	334
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,088	1,121
LeadsOnline, LLC(1)	Revolver	1,952	1,640
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)	Revolver	33	133
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	464	—
MB Purchaser, LLC(1)(2)	Revolver	103	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	290
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	263	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	369	387
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	331	338
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	75	77
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	684	684
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	1,515	1,515
NAW Buyer, LLC(1)(2)	Revolver	379	303
NeoxCo(1)(3)	Delayed Draw Term Loan	482	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(1)	Revolver	73	73
NF Holdco, LLC(1)(2)	Revolver	442	442
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	465	479
OA Buyer, Inc.(1)	Revolver	1,220	1,331
OAC Holdings I Corp(1)	Revolver	528	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	315
Parkview Dental Holdings(1)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.(1)	Revolver	273	273

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Premium Invest(1)(3)	Acquisition Facility	415	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(1)	Revolver	—	676
Process Insights Acquisition, Inc.(1)	Revolver	473	—
ProfitOptics, LLC(1)(2)	Revolver	48	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	134	174
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	200	206
Qualified Industries, LLC(1)	Revolver	242	242
Questel Unite(1)(2)(3)	Incremental Term Loan	2,775	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	841	841
R1 Holdings, LLC(1)	Revolver	973	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,700	3,309
Randys Holdings, Inc.(1)	Revolver	1,136	995
REP SEKO MERGER SUB LLC(1)(2)	Revolver	218	—
Rocade Holdings LLC(1)	Preferred Equity	4,500	4,500
Rock Labor, LLC(1)	Revolver	625	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	157	461
Royal Buyer, LLC(1)	Revolver	874	670
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
SBP Holdings LP(1)	Delayed Draw Term Loan	—	75
SBP Holdings LP(1)	Revolver	390	532
Scaled Agile, Inc.(1)(2)	Revolver	179	280
Scout Bidco B.V.(1)(2)(3)	Revolver	310	320
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	599	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	156	312
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	2,294	2,294
SmartShift Group, Inc.(1)	Revolver	1,101	1,101
Solo Buyer, L.P.(1)	Revolver	957	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	938	937
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	944	1,487
Superjet Buyer, LLC(1)(2)	Revolver	1,460	1,095
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	231
Tank Holding Corp(1)	Delayed Draw Term Loan	339	409
Tank Holding Corp(1)	Revolver	655	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	251	—
Techone B.V.(1)(2)(3)	Revolver	152	94
Tencarva Machinery Company, LLC(1)(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	1,615

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Trader Corporation(1)(6)	Revolver	171	177
Trintech, Inc.(1)	Revolver	255	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	799	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	663	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	465	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	234
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	1,250	1,250
Whitcraft Holdings, Inc.(1)	Revolver	371	880
White Bidco Limited(1)	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(1)(2)	Line of Credit	498	318
World 50, Inc.(1)	Revolver	243	—
WWEC Holdings III Corp(1)(2)	Revolver	932	757
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,200	2,062
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	205	1,466
ZB Holdco LLC(1)(2)	Revolver	287	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$98,136	$114,328
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value at beginning of period	$22.27	$21.66
Net investment income (1)	1.43	1.41
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.06)	(0.50)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.21	0.63
Total increase from investment operations (1)	1.58	1.54
Dividends paid to stockholders from net investment income	(1.28)	(1.19)
Dividends paid to stockholders from short-term realized gains	—	(0.03)
Total dividends declared	(1.28)	(1.22)
Net asset value at end of period	$22.57	$21.98
Shares outstanding at end of period	30,073,972	28,506,055
Net assets at end of period	$678,784	$626,530
Average net assets	$667,978	$615,774
Ratio of total expenses to average net assets (annualized) (2)	10.77%	10.61%
Ratio of net investment income to average net assets (annualized) (2)	12.68%	12.87%
Portfolio turnover ratio (annualized)	6.31%	6.00%
Total return (3)	7.21%	7.23%
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
9. SUBSEQUENT EVENTS
On August 7, 2024, the Board declared a quarterly dividend of $0.64 per share payable on September 11, 2024 to holders of record as of August 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 11.0% and 10.9%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.9% and 10.7% as of June 30, 2024 and December 31, 2023, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $326.7 billion Global Fixed Income Platform (as of June 30, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 46 investment professionals (as of June 30, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 18 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,324.5 million as of June 30, 2024, as compared to $1,349.1 million as of December 31, 2023. As of June 30, 2024, we had investments in 261 portfolio companies with an aggregate cost of $1,331.8 million. As of December 31, 2023, we had investments in 256 portfolio companies with an aggregate cost of $1,352.1 million. As of both June 30, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$980,235	73%	$959,740	72%
Subordinated debt and 2nd lien notes	102,199	8	100,924	8
Structured products	28,245	2	27,745	2
Equity shares	169,925	13	199,513	15
Equity warrants	2	—	1,158	—
Royalty rights	1,936	—	1,936	—
Investments in joint ventures	49,307	4	33,511	3
	$1,331,849	100%	$1,324,527	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8
Structured products	29,479	2	26,173	2
Equity shares	162,731	12	192,641	14
Equity warrants	2	—	1,043	—
Investments in joint ventures	51,123	4	37,212	3
	$1,352,116	100%	$1,349,121	100%
Investment Activity
During the six months ended June 30, 2024, we made 19 new investments totaling $51.2 million and made investments in existing portfolio companies totaling $34.9 million. We had 14 loans repaid totaling $69.8 million and received $26.4 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.4 million. We received $1.8 million of return of capital from our joint venture investments. In addition, one of our debt investments was restructured, which resulted in a loss of $4.5 million. Lastly, we received proceeds related to the sale of equity investments totaling $17.7 million and recognized a net realized gain on such sales totaling $4.7 million.
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

Finally, we received $6.5 million of return of capital from one of our joint ventures.
Total portfolio investment activity for the six months ended June 30, 2024 and 2023 was as follows:

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$—	$37,212	$1,349,121
New investments	64,171	16,851	—	3,096	—	1,936	—	86,054
Investment restructuring	(13,015)	—	—	12,984	31	—	—	—
Proceeds from sales of investments/return of capital	(2,097)	—	—	(17,625)	(118)	—	(1,816)	(21,656)
Loan origination fees received	(879)	(296)	—	—	—	—	—	(1,175)
Principal repayments received	(68,184)	(24,670)	(1,241)	—	—	—	—	(94,095)
Payment-in-kind interest/dividends	1,092	1,423	—	4,272	—	—	—	6,787
Accretion of loan premium/discount	191	118	7	—	—	—	—	316
Accretion of deferred loan origination revenue	2,636	285	—	—	—	—	—	2,921
Realized gain (loss)	(3,973)	—	—	4,467	87	—	—	581
Unrealized appreciation (depreciation)	(5,360)	319	2,806	(322)	115	—	(1,885)	(4,327)
Fair value, end of period	$959,740	$100,924	$27,745	$199,513	$1,158	$1,936	$33,511	$1,324,527

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	76,219	6,565	—	48,680	—	2,480	133,944
Proceeds from sales of investments/return of capital	(24,638)	—	(444)	—	—	(6,470)	(31,552)
Loan origination fees received	(1,595)	(48)	—	—	—	—	(1,643)
Principal repayments received	(29,818)	(10,812)	(833)	—	—	—	(41,463)
Payment-in-kind interest/dividends	1,953	1,165	—	3,013	—	—	6,131
Accretion of loan premium/discount	428	270	7	—	—	—	705
Accretion of deferred loan origination revenue	2,283	138	—	—	—	—	2,421
Realized gain (loss)	(2,080)	(161)	—	—	—	—	(2,241)
Unrealized appreciation (depreciation)	3,604	1,187	(137)	6,366	50	(1,332)	9,738
Fair value, end of period	$946,575	$121,548	$26,914	$171,725	$526	$42,157	$1,309,445

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our risk assessment is based on the following risk rating categories:

•Risk Rating 1:    In the opinion of the Adviser, the issuer is performing materially above expectations at the time of underwriting and the business trends and/or risk factors are favorable.
•Risk Rating 2:    In the opinion of the Adviser, the issuer is performing in a manner consistent with expectations at the time of underwriting and the current risk is believed to be similar to that at the time the asset was originated.
•Risk Rating 3:    In the opinion of the Adviser, the issuer is performing below expectations at the time of underwriting and the investment risk has increased since underwriting.
•Risk Rating 4:    In the opinion of the Adviser, the issuer is performing materially below expectations at the time of underwriting and the investment risk has increased materially since underwriting. Issuers with a risk rating of 4 are typically in violation of one or more debt covenants.
•Risk Rating 5:    In the opinion of the Adviser, the issuer is performing substantially below expectations at the time of underwriting and indicates the investment risk has increased substantially since underwriting. Loans with a risk rating of 5 are not anticipated to be repaid in full or have a possibility to not be repaid in full, and the fair market value reflects the Adviser’s current estimate of recoverable value.

The following table shows the classification of our investments by risk rating as of June 30, 2024 and December 31, 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$136,888	10.4%	$103,644	7.8%
Category 2	911,070	69.7	1,001,691	75.2
Category 3	157,724	12.1	170,681	12.8
Category 4	86,473	6.6	36,051	2.7
Category 5	15,508	1.2	20,835	1.5
Total	$1,307,663	100.0%	$1,332,902	100.0%

(1) Excludes 10% member interest in Banff Partners LP.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2024, we had four portfolio companies with investments on non-accrual, the aggregate fair value of which was $3.0 million, which comprised 0.2% of the total fair value our portfolio, and the aggregate cost of which was $8.4 million, which comprised 0.6% of the total cost of our portfolio. As of December 31, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $13.5 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.3% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2024 is provided below.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.4 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of June 30, 2024, the cost of our debt investments in Eurofins was $3.4 million and the fair value of such investment was $1.2 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investments was $0.1 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of June 30, 2024, the cost of our debt investments in Marmoutier was $2.8 million and the fair value of such investments was $1.2 million.

Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023
Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$41,092	$38,048	$78,331	$72,287
Total operating expenses	17,628	17,161	35,704	32,506
Net investment income before taxes	23,464	20,887	42,627	39,781
Income taxes, including excise tax expense	126	131	276	155
Net investment income after taxes	23,338	20,756	42,351	39,626
Net realized gains (losses)	8,461	(4,361)	(2,039)	(14,292)
Net unrealized appreciation (depreciation)	(13,346)	1,157	6,181	17,710
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(4,885)	(3,204)	4,142	3,418
Net increase in net assets resulting from operations	$18,453	$17,552	$46,493	$43,044
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income	$29,843	$29,366	$60,029	$56,686
Dividend income	7,030	4,786	10,981	8,265
Fee and other income	2,090	1,867	3,686	3,552
Payment-in-kind interest income	2,119	2,016	3,612	3,760
Interest income from cash	10	13	23	24
Total investment income	$41,092	$38,048	$78,331	$72,287
The change in total investment income for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to increased dividends from portfolio companies and joint venture investments. The change in total investment income for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates in the first quarter of 2024 as compared to the first quarter of 2023 and increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 11.0% as of the first quarter of 2024, as compared to 10.3% as of the first quarter of 2023. For the three and six months ended June 30, 2024, dividends from portfolio companies and joint venture investments were $7.0 million and $11.0 million, respectively, as compared to $4.8 million and $8.3 million for the three and six months ended June 30, 2023.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses:
Interest and other financing fees	$13,259	$12,862	$26,800	$24,154
Base management fee	514	504	1,033	990
Incentive management fees	2,891	2,984	6,089	5,683
Other general and administrative expenses	964	811	1,782	1,679
Total operating expenses	$17,628	$17,161	$35,704	$32,506

Interest and Other Financing Fees
Interest and other financing fees during both the three and six months ended June 30, 2024 and 2023 were attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, was primarily attributable to an increase in the weighted average interest rate on the ING Credit Facility. The weighted average interest rate on the ING Credit Facility was 7.4% as of June 30, 2024, as compared to 7.1% as of June 30, 2023.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreement and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three and six months ended June 30, 2024 and 2023, the amount of Base Management Fees incurred was $0.5 million and $1.0 million, respectively.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2024, the amount of Income-Based Fees incurred was $3.3 million and $6.1 million, respectively, as compared to $3.0 million and $5.7 million, respectively, for the three and six months ended June 30, 2023. The increase in the Income-Based Fees for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, relates predominately to an increase in pre-incentive fee net investment income. For the three and six months ended June 30, 2024, the amount of pre-incentive fee net investment income was approximately $26.4 million and $48.7 million, respectively, as compared to $23.9 million and $45.5 million, respectively, for the three and six months ended June 30, 2023.
For the three months ended June 30, 2024, we reduced the Capital Gains Fees accrual by $0.4 million. For the six months ended June 30, 2024, the net Capital Gains Fees accrual was nil. For the three and six months ended June 30, 2023, we did not accrue any Capital Gains Fees. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.5 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$4,448	$(2,017)	$581	$(2,241)
Net realized gains (losses) on investments	4,448	(2,017)	581	(2,241)
Foreign currency transactions	685	$13	593	481
Forward currency contracts	3,328	(2,357)	(3,213)	(12,532)
Net realized gains (losses)	$8,461	$(4,361)	$(2,039)	$(14,292)
During the three months ended June 30, 2024, we recognized net realized gains totaling $8.5 million, which consisted primarily of a net gain on our investment portfolio of $4.4 million, a net gain on our forward currency contracts of $3.3 million and a net gain on foreign currency transactions of $0.7 million. The net gain on our investment portfolio predominately related to the sale of one investment. During the six months ended June 30, 2024, we recognized net realized losses totaling $2.0 million, which consisted primarily of a net loss on our forward currency contracts of $3.2 million, partially offset by a net gain on our portfolio of $0.6 million and a net gain on foreign currency transactions of $0.6 million. The net gain on our investment portfolio predominantly related to the sale of one investment, partially offset by a loss on the restructuring of one investment which was primarily reclassified from unrealized depreciation during the six months ended June 30, 2024.
During the three months ended June 30, 2023, we recognized net realized losses totaling $4.4 million, which consisted primarily of a net loss on forward currency contracts of $2.4 million and a net loss on our loan portfolio of $2.0 million. During the six months ended June 30, 2023, we recognized net realized losses totaling $14.3 million, which consisted primarily of a net loss on forward currency contracts of $12.5 million and a net loss on our loan portfolio of $2.2 million, partially offset by a net gain on foreign currency transactions of $0.5 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(5,686)	$(401)	$68	$5,723
Affiliate investments	(4,863)	402	(4,392)	3,854
Net unrealized appreciation (depreciation) on investments	(10,549)	1	(4,324)	9,577
Foreign currency transactions	(199)	(1,114)	1,462	(3,748)
Forward currency contracts	(2,598)	2,270	9,043	11,881
Net unrealized appreciation (depreciation)	$(13,346)	$1,157	$6,181	$17,710
During the three months ended June 30, 2024, we recorded net unrealized depreciation totaling $13.3 million, consisting of net unrealized depreciation on our current portfolio of $9.7 million, net unrealized depreciation related to forward currency contracts of $2.6 million, net unrealized depreciation reclassification adjustments of $0.8 million related to the net realized gains on the sales / repayments of certain investments and net unrealized depreciation related to foreign currency transactions of $0.2 million. The net unrealized depreciation on our current portfolio of $9.7 million was driven primarily by the credit or fundamental performance of investments of $6.4 million, broad market moves for investments of $2.8 million and the impact of foreign currency exchange rates on investments of $0.5 million.
During the six months ended June 30, 2024, we recorded net unrealized appreciation totaling $6.2 million, consisting of net unrealized appreciation related to forward currency contracts of $9.0 million, net unrealized appreciation reclassification adjustments of $4.1 million related to the net realized losses on the sales / repayments and restructures of certain investments and net unrealized appreciation related to foreign currency transactions of $1.5 million, partially offset by net unrealized depreciation on our current portfolio of $8.5 million. The net unrealized depreciation on our current portfolio of $8.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $6.7 million and the credit or fundamental performance of investments of $6.3 million, partially offset by broad market moves for investments of $4.5 million.

During the three months ended June 30, 2023, we recorded net unrealized appreciation totaling $1.2 million, consisting of net unrealized appreciation related to forward currency contracts of $2.3 million and net unrealized appreciation reclassification adjustments of $1.9 million related to net realized losses on the sales / repayments and restructures of certain investments, partially offset by net unrealized depreciation on our current portfolio of $1.9 million and net unrealized depreciation on foreign currency transactions of $1.1 million. The net unrealized depreciation on our current portfolio of $1.9 million was driven primarily by the credit or fundamental performance of investments of $1.4 million and broad market moves for investments of $2.1 million, partially offset by the impact of foreign currency exchange rates on investments of $1.6 million.
During the six months ended June 30, 2023, we recorded net unrealized appreciation totaling $17.7 million, consisting of net unrealized appreciation on our current portfolio of $7.4 million, net unrealized appreciation related to forward currency contracts of $11.9 million and net unrealized appreciation reclassification adjustments of $2.4 million related to net realized losses on the sales / repayments and restructures of certain investments, partially offset by net unrealized depreciation on foreign currency transactions of $3.7 million and deferred taxes of $0.2 million. The net unrealized appreciation on our current portfolio of $7.4 million was driven primarily by the credit or fundamental performance of investments of $3.5 million and the impact of foreign currency exchange rates on investments of $5.5 million, partially offset by broad market moves for investments of $1.6 million.

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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 197.8% as of June 30, 2024.
Cash Flows
For the six months ended June 30, 2024, we experienced a net decrease in cash in the amount of $0.7 million. During that period, our operating activities provided $67.7 million in cash, with proceeds from sales or repayments of portfolio investments totaling $115.3 million and other cash collections from investments exceeding purchases of portfolio investments of $82.0 million. In addition, our financing activities used $68.3 million of cash, consisting of repayments of $48.6 million under the ING Credit Facility and dividends paid in the amount of $19.7 million. As of June 30, 2024, we had $35.6 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of June 30, 2024, we were in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2024, we had U.S. dollar borrowings of $493.0 million under the ING Credit Facility with an interest rate of 7.581% (with Term SOFR borrowings subject to one month SOFR of 5.331%), borrowings denominated in British pounds sterling of £27.2 million ($34.4 million U.S. dollars) with an interest rate of 7.383% (one month SONIA of 5.200%), borrowings denominated in Euros of €60.0 million ($64.3 million U.S. dollars) with an interest rate of 5.775% (one month EURIBOR of 3.625%) and borrowings denominated in Australian Dollars of A$2.5 million ($1.7 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2024, the total fair value of the borrowings outstanding under the ING Credit Facility was $593.4 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2024, we were in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2024, the fair value of the outstanding February 2027 Notes was $92.3 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to June 30, 2024, we made approximately $22.4 million of new commitments, of which $18.8 million closed and funded. The $18.8 million of investments consists of $18.7 million of first lien senior secured debt investments and $0.1 million of equity investments. The weighted average yield of the debt investments was 11.0%. In addition, we funded $5.2 million of previously committed revolvers and delayed draw term loans.
On August 7, 2024, the Board declared a quarterly dividend of $0.64 per share payable on September 11, 2024 to holders of record as of August 28, 2024.
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
As of June 30, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 195% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2023.
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.

Fee and other income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,035	$965	$2,031	$1,893
Management, valuation and other fees	204	351	433	686
Royalty income	37	—	37	—
Total Recurring Fee and Other Income	1,276	1,316	2,501	2,579
Non-Recurring Fee and Other Income:
Prepayment fees	105	213	105	213
Acceleration of unamortized loan origination fees	594	327	890	528
Advisory, loan amendment and other fees	115	11	190	232
Total Non-Recurring Fee and Other Income	814	551	1,185	973
Total Fee and Other Income	$2,090	$1,867	$3,686	$3,552
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$184	$254
AD Bidco, Inc.(1)	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.(1)	Revolver	434	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	407	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	236	236
AirX Climate Solutions, Inc.(1)	Revolver	55	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,191	1,634

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	—	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	659	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,253	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	187	271
ASC Communications, LLC(1)	Revolver	658	659
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	221	471
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	961	982
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.(1)	Revolver	321	321
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	—	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	920	1,006
Bounteous, Inc.(1)	Delayed Draw Term Loan	—	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	122	126
BrightSign LLC(1)	Revolver	143	238
CAi Software, LLC(1)(2)	Revolver	707	707
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	113	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	695	993
Cascade Residential Services LLC(1)	Revolver	132	165
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	2,027	—
CCFF Buyer, LLC(1)	Revolver	608	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	507	523
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	186	187
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	714
DISA Holdings Corp.(1)	Revolver	286	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	683	704
Eclipse Business Capital, LLC(1)	Revolver	7,097	8,490
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	195	—
EMI Porta Holdco LLC(1)(2)	Revolver	1,169	173
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,767	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	77	77
Faraday(1)(2)(3)	Delayed Draw Term Loan	960	990
Finexvet(1)(2)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	520	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2	—
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Global Academic Group Limited(1)(2)(7)	Term Loan	266	276
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	51	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC(1)	Delayed Draw Term Loan	1,395	—
Graphpad Software, LLC(1)	Revolver	523	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	53	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	263	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	164	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	230	253
HEKA Invest(1)(3)	Delayed Draw Term Loan	558	575
HemaSource, Inc.(1)	Revolver	902	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	314	338
HomeX Services Group LLC(1)	Revolver	135	135
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	82	—
Ice House America, L.L.C.(1)	Revolver	106	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	602	620
InvoCare Limited(1)(5)	Delayed Draw Term Loan	152	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	170	656
ISTO Technologies II, LLC(1)	Revolver	238	238
ITI Intermodal, Inc.(1)(2)	Revolver	530	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	322	334
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,203
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,088	1,121
LeadsOnline, LLC(1)	Revolver	1,952	1,640
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)	Revolver	33	133
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	464	—
MB Purchaser, LLC(1)(2)	Revolver	103	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	290
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	263	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	369	387
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	331	338
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	75	77
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	684	684
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	1,515	1,515
NAW Buyer, LLC(1)(2)	Revolver	379	303
NeoxCo(1)(3)	Delayed Draw Term Loan	482	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	189

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Next Holdco, LLC(1)	Revolver	73	73
NF Holdco, LLC(1)(2)	Revolver	442	442
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	1,042
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	465	479
OA Buyer, Inc.(1)	Revolver	1,220	1,331
OAC Holdings I Corp(1)	Revolver	528	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	315
Parkview Dental Holdings(1)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Acquisition Facility	415	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(1)	Revolver	—	676
Process Insights Acquisition, Inc.(1)	Revolver	473	—
ProfitOptics, LLC(1)(2)	Revolver	48	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	134	174
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	200	206
Qualified Industries, LLC(1)	Revolver	242	242
Questel Unite(1)(2)(3)	Incremental Term Loan	2,775	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	841	841
R1 Holdings, LLC(1)	Revolver	973	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,700	3,309
Randys Holdings, Inc.(1)	Revolver	1,136	995
REP SEKO MERGER SUB LLC(1)(2)	Revolver	218	—
Rocade Holdings LLC(1)	Preferred Equity	4,500	4,500
Rock Labor, LLC(1)	Revolver	625	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	157	461
Royal Buyer, LLC(1)	Revolver	874	670
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
SBP Holdings LP(1)	Delayed Draw Term Loan	—	75
SBP Holdings LP(1)	Revolver	390	532
Scaled Agile, Inc.(1)(2)	Revolver	179	280
Scout Bidco B.V.(1)(2)(3)	Revolver	310	320
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	599	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	156	312
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	2,294	2,294
SmartShift Group, Inc.(1)	Revolver	1,101	1,101
Solo Buyer, L.P.(1)	Revolver	957	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	938	937
Spatial Business Systems LLC(1)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	944	1,487
Superjet Buyer, LLC(1)(2)	Revolver	1,460	1,095
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	231

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Tank Holding Corp(1)	Delayed Draw Term Loan	339	409
Tank Holding Corp(1)	Revolver	655	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	251	—
Techone B.V.(1)(2)(3)	Revolver	152	94
Tencarva Machinery Company, LLC(1)(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	1,615
Trader Corporation(1)(6)	Revolver	171	177
Trintech, Inc.(1)	Revolver	255	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	799	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	663	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	465	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	234
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	1,250	1,250
Whitcraft Holdings, Inc.(1)	Revolver	371	880
White Bidco Limited(1)	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(1)(2)	Line of Credit	498	318
World 50, Inc.(1)	Revolver	243	—
WWEC Holdings III Corp(1)(2)	Revolver	932	757
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,200	2,062
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	205	1,466
ZB Holdco LLC(1)(2)	Revolver	287	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$98,136	$114,328
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2024, we were not a party to any interest rate hedging arrangements.
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
As of June 30, 2024, approximately $1,025.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2024, approximately $593.4 million (principal amount) of our borrowings bore interest at variable rates (approximately 85.6% of our total borrowings as of June 30, 2024) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.

Based on our June 30, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$30,759	$17,801	$12,958
Up 200 basis points	20,506	11,867	8,639
Up 100 basis points	10,253	5,934	4,319
Down 25 basis points	(2,563)	(1,483)	(1,080)
Down 50 basis points	(5,127)	(2,967)	(2,160)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of June 30, 2024, we had U.S. dollar borrowings of $493.0 million outstanding under the ING Credit Facility with an interest rate of 7.581% (with Term SOFR borrowings subject to one month SOFR of 5.331%), borrowings denominated in British pounds sterling of £27.2 million ($34.4 million U.S. dollars) with an interest rate of 7.383% (one month SONIA of 5.200%), borrowings denominated in Euros of €60.0 million ($64.3 million U.S. dollars) with an interest rate of 5.775% (one month EURIBOR of 3.625%) and borrowings denominated in Australian Dollars of A$2.5 million ($1.7 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of Chief Compliance Officer
On August 7, 2024, the Board appointed Itzbell Branca to serve as Chief Compliance Officer of the Company, effective as of September 1, 2024, to replace Gerald Cummins, who was serving as Chief Compliance Officer of the Company.
Ms. Branca is a Director in Sales Practices Compliance and assists in the development, maintenance, and management of Barings’ compliance programs and activities relevant to its registered closed-end funds, business development companies, and the Adviser. Ms. Branca has worked in the industry since 2000 and has extensive experience in compliance, regulatory examinations, broker-dealer supervision, and business risk management. Prior to joining Barings in 2019, Ms. Branca worked at LPL Financial in various positions that included Co-Head of Complex Products Supervision. Ms. Branca holds a B.S. in

Finance, Marketing and Multinational Business from Florida State University and an M.B.A. from DeVry University. Ms. Branca holds FINRA licenses series 4, 7, 24, 51, 63, and 66.
There is no arrangement or understanding between Ms. Branca and any other person pursuant to which she was appointed as Chief Compliance Officer. Further, with regard to Ms. Branca, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

10.1
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated July 2, 2024.*

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	August 7, 2024	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)