Form 10-Q
period 2024-09-30
Barings Capital Investment Corp
filed 2024-11-06
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 6, 2024 was 30,488,015.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,183,165 and $1,170,790 as of September 30, 2024 and December 31, 2023, respectively)	$1,174,497	$1,154,383
Affiliate investments (cost of $186,690 and $181,326 as of September 30, 2024 and December 31, 2023, respectively)	194,684	194,738
Total investments at fair value	1,369,181	1,349,121
Cash	30,000	27,766
Foreign currencies (cost of $7,197 and $8,229 as of September 30, 2024 and December 31, 2023, respectively)	7,299	8,460
Interest and fees receivable	24,133	26,595
Prepaid expenses and other assets	387	169
Derivative assets	786	—
Deferred financing fees	1,515	2,234
Receivable from unsettled transactions	3,266	504
Total assets	$1,436,567	$1,414,849
Liabilities:
Accounts payable and accrued liabilities	$2,067	$2,101
Interest payable	2,837	4,224
Administrative fees payable	184	224
Base management fees payable	515	518
Incentive management fees payable	2,540	3,062
Derivative liabilities	5,472	8,116
Payable from unsettled transactions	175	302
Borrowings under credit facility	635,950	644,463
Notes payable (net of deferred financing fees)	99,880	99,843
Total liabilities	749,620	762,853
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 30,488,015 and 29,270,679 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	31	29
Additional paid-in capital	662,813	635,451
Total distributable earnings	24,103	16,516
Total net assets	686,947	651,996
Total liabilities and net assets	$1,436,567	$1,414,849
Net asset value per share	$22.53	$22.27
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$29,829	$29,964	$89,113	$86,449
Affiliate investments	404	235	1,149	436
Total interest income	30,233	30,199	90,262	86,885
Dividend income:
Non-Control / Non-Affiliate investments	755	611	2,476	1,742
Affiliate investments	4,042	2,931	13,302	10,065
Total dividend income	4,797	3,542	15,778	11,807
Fee and other income:
Non-Control / Non-Affiliate investments	1,838	1,502	5,475	5,036
Affiliate investments	24	25	73	43
Total fee and other income	1,862	1,527	5,548	5,079
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,681	1,929	5,108	5,689
Affiliate investments	96	86	281	86
Total payment-in-kind interest income	1,777	2,015	5,389	5,775
Interest income from cash	10	31	32	55
Total investment income	38,679	37,314	117,009	109,601
Operating expenses:
Interest and other financing fees	12,753	13,610	39,553	37,765
Base management fee (Note 2)	515	510	1,547	1,501
Incentive management fees (Note 2)	2,540	2,795	8,629	8,478
Other general and administrative expenses (Note 2)	889	835	2,671	2,513
Total operating expenses	16,697	17,750	52,400	50,257
Net investment income before taxes	21,982	19,564	64,609	59,344
Income taxes, including excise tax expense	448	62	724	216
Net investment income after taxes	$21,534	$19,502	$63,885	$59,128

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$803	$(8,107)	$1,384	$(10,348)
Net realized gains (losses) on investments	803	(8,107)	1,384	(10,348)
Foreign currency transactions	836	51	1,429	531
Forward currency contracts	(1,233)	(173)	(4,446)	(12,705)
Net realized gains (losses)	406	(8,229)	(1,633)	(22,522)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	7,625	4,473	7,693	10,196
Affiliate investments	(1,026)	(495)	(5,418)	3,359
Net unrealized appreciation (depreciation) on investments	6,599	3,978	2,275	13,555
Foreign currency transactions	(4,861)	3,266	(3,399)	(481)
Forward currency contracts	(5,613)	5,563	3,430	17,444
Net unrealized appreciation (depreciation)	(3,875)	12,807	2,306	30,518
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(3,469)	4,578	673	7,996
Net increase in net assets resulting from operations	$18,065	$24,080	$64,558	$67,124
Net investment income per share — basic and diluted	$0.71	$0.68	$2.15	$2.10
Net increase in net assets resulting from operations per share — basic and diluted	$0.60	$0.84	$2.17	$2.38
Dividends / distributions per share:
Total dividends / distributions	$0.64	$0.63	$1.92	$1.85
Weighted average shares outstanding — basic and diluted	30,159,481	28,576,187	29,755,185	28,215,860

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2023	28,506,055	$28	$618,515	$7,987	$626,530
Net investment income	—	—	—	19,502	19,502
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(8,229)	(8,229)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	12,807	12,807
Dividends / distributions	379,536	1	8,342	(17,959)	(9,616)
Balance, September 30, 2023	28,885,591	$29	$626,857	$14,108	$640,994

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2024	30,073,972	$30	$653,469	$25,285	$678,784
Net investment income	—	—	—	21,534	21,534
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	406	406
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(3,875)	(3,875)
Dividends / distributions	414,043	1	9,344	(19,247)	(9,902)
Balance, September 30, 2024	30,488,015	$31	$662,813	$24,103	$686,947

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	59,128	59,128
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,522)	(22,522)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	30,518	30,518
Dividends / distributions	1,090,376	1	23,855	(52,085)	(28,229)
Balance, September 30, 2023	28,885,591	$29	$626,857	$14,108	$640,994

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—	—	63,885	63,885
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(1,633)	(1,633)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	2,306	2,306
Dividends / distributions	1,217,336	2	27,362	(56,971)	(29,607)
Balance, September 30, 2024	30,488,015	$31	$662,813	$24,103	$686,947
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$64,558	$67,124
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(153,302)	(214,827)
Repayments received / sales of portfolio investments	147,167	96,460
Loan origination and other fees received	2,129	2,945
Net realized (gain) loss on investments	(1,384)	10,348
Net realized (gain) loss on foreign currency transactions	(1,429)	(531)
Net realized (gain) loss on forward currency contracts	4,446	12,705
Net unrealized (appreciation) depreciation of investments	(2,275)	(13,555)
Net unrealized (appreciation) depreciation of foreign currency transactions	3,399	481
Net unrealized (appreciation) depreciation of forward currency contracts	(3,430)	(17,444)
Payment-in-kind interest / dividends	(11,101)	(9,642)
Amortization of deferred financing fees	757	738
Accretion of loan origination and other fees	(4,287)	(3,529)
Amortization / accretion of purchased loan premium / discount	(498)	(824)
Payments for derivative contracts	(11,078)	(15,212)
Proceeds from derivative contracts	6,632	2,506
Changes in operating assets and liabilities:
Interest and fees receivable	3,456	(4,608)
Prepaid expenses and other assets	(219)	(160)
Accounts payable and accrued liabilities	(647)	1,889
Interest payable	(1,388)	(53)
Net cash provided by (used in) operating activities	41,506	(85,189)
Cash flows from financing activities:
Borrowings under credit facility	40,000	82,000
Repayments of credit facility	(50,826)	—
Financing fees paid	—	(1)
Cash dividends / distributions paid	(29,607)	(28,229)
Net cash provided by (used in) financing activities	(40,433)	53,770
Net increase (decrease) in cash and foreign currencies	1,073	(31,419)
Cash and foreign currencies, beginning of period	36,226	60,851
Cash and foreign currencies, end of period	$37,299	$29,432
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,876	$36,760
Excise taxes paid during the period	$881	$561
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$27,362	$23,855
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	7.1% Cash, 7.1% PIK	11/22	09/29	$7,652	$7,125	$5,020	0.7%	(3) (6) (30)
						7,652	7,125	5,020

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (2,500 shares)	N/A	01/22	N/A		2,500	3,110	0.5%	(6) (27)
		Class B Convertible Preferred Equity (1,650 shares)	N/A	12/22	N/A		1,666	2,194	0.3%	(6) (27)
							4,166	5,304

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.8% Cash	08/21	08/27	1,941	1,913	1,900	0.3%	(3) (6) (7) (13)
						1,941	1,913	1,900

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	04/22	04/28	8,726	8,641	8,638	1.3%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.3% Cash	04/22	04/28	738	729	728	0.1%	(6) (7) (12) (28)
		Common Stock (175,049.3 shares)	N/A	04/22	N/A		175	165	—%	(6) (27)
						9,464	9,545	9,531

Acogroup	Business Services	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	03/22	10/26	3,040	2,958	2,575	0.4%	(3) (6) (7) (10)
						3,040	2,958	2,575

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR +6.25%, 11.2% Cash	03/24	08/29	3,375	3,296	3,306	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	03/24	03/30	—	(27)	(24)	—%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 11.2% Cash	03/24	08/29	—	(10)	(9)	—%	(6) (7) (12) (28)
						3,375	3,259	3,273

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.1% PIK	08/21	10/27	7,074	6,945	6,296	0.9%	(3) (6) (7) (10) (12)
						7,074	6,945	6,296

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	05/23	05/30	1,447	1,396	1,444	0.2%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	05/23	05/30	403	379	401	0.1%	(3) (6) (7) (9) (28)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 13.8% PIK	05/23	11/30	356	343	350	0.1%	(3) (6) (7) (9)
						2,206	2,118	2,195

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		97	194	—%	(6) (27)
		Class A2 Partnership Units (777.1 units)	N/A	12/21	N/A		25	50	—%	(6) (27)
		Class B1 Partnership Units (3,012.9 units)	N/A	12/21	N/A		3	—	—%	(6) (27)
		Class B2 Partnership Units (777.1 units)	N/A	12/21	N/A		1	—	—%	(6) (27)
							126	244

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	980	980	1,005	0.1%
						980	980	1,005

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	06/21	07/27	11,538	11,423	11,399	1.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	06/21	07/27	1,025	1,004	1,025	0.1%	(6) (7) (12)
						12,563	12,427	12,424

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/23	11/29	$663	$647	$661	0.1%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/23	11/29	550	542	542	0.1%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/23	06/26	—	(6)	(7)	—%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 11.0% Cash	11/23	11/29	—	(3)	—	—%	(6) (7) (11) (28)
						1,213	1,180	1,196

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	04/21	04/29	4,849	4,779	4,849	0.7%	(6) (7) (12)
		Partnership Units (161.64 units)	N/A	04/21	N/A		162	236	—%	(6) (27)
						4,849	4,941	5,085

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.9% Cash	03/23	03/30	4,588	4,283	4,588	0.7%	(3) (6) (7) (10) (28)
						4,588	4,283	4,588

Amalfi Midco	Healthcare	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	155	151	155	—%	(3) (6)
		Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	3,045	2,574	2,768	0.4%	(3) (6)
		Class B Common Stock (49,453,293 shares)	N/A	09/22	N/A		557	663	0.1%	(3) (6) (27)
		Warrants (190,193 units)	N/A	09/22	N/A		2	406	0.1%	(3) (6)
						3,200	3,284	3,992

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	04/23	04/29	1,706	1,671	1,706	0.2%	(6) (7) (11)
		Revolver	SOFR + 5.25%, 10.1% Cash	04/23	04/29	—	(9)	—	—%	(6) (7) (11) (28)
		Common Stock (88,110 shares)	N/A	04/23	N/A		88	113	—%	(6) (27)
						1,706	1,750	1,819

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/21	10/28	894	919	883	0.1%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	11/21	10/28	4,507	4,441	4,450	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	04/22	10/28	2,805	2,698	2,769	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.7% Cash	01/23	10/28	1,010	938	1,006	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.0% Cash	06/22	10/28	476	476	470	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	10/28	614	614	606	0.1%	(3) (6) (7) (12)
						10,306	10,086	10,184

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.5% Cash	07/22	07/29	2,567	2,322	2,548	0.4%	(3) (6) (7) (9)
						2,567	2,322	2,548

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 11.8% Cash	04/22	03/30	434	461	434	0.1%	(3) (6) (7) (19)
						434	461	434

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash, 1.5% PIK	09/21	09/27	1,575	1,628	1,340	0.2%	(3) (6) (7) (10)
		Preferred Stock (9 shares)	N/A	09/21	N/A		79	11	—%	(3) (6) (27)
		Common Stock (32 shares)	N/A	09/21	N/A		8	—	—%	(3) (6) (27)
						1,575	1,715	1,351

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	02/21	03/28	2,763	2,795	2,763	0.4%	(3) (6) (7) (16)
						2,763	2,795	2,763

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	03/21	03/29	21,000	20,661	21,000	3.1%	(6) (7) (12)
						21,000	20,661	21,000

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	$2,023	$1,954	$1,923	0.3%	(3) (6) (7) (16) (28)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	627	605	602	0.1%	(3) (6) (7) (16)
						2,650	2,559	2,525

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	07/22	07/29	3,896	3,483	3,865	0.6%	(3) (6) (7) (9) (28)
						3,896	3,483	3,865

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	10/20	10/27	8,036	7,922	7,529	1.1%	(3) (6) (7) (9)
						8,036	7,922	7,529

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash, 3.4% PIK	07/22	07/29	1,005	921	954	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.00% 9.3% Cash, 3.4% PIK	07/22	07/29	66	65	62	—%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.4% PIK	07/22	07/29	906	782	849	0.1%	(3) (6) (7) (15) (28)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	413	367	386	0.1%	(3) (6)
		Preferred Stock (20,780 shares)	10.0% PIK	07/22	N/A		30	20	—%	(3) (6)
		Equity Loan Notes (20,780 units)	10.0% PIK	07/22	N/A		30	20	—%	(3) (6)
		Common Stock (232 shares)	N/A	07/22	N/A		—	—	—%	(3) (6) (27)
						2,390	2,195	2,291

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	07/22	07/27	9,208	9,117	9,208	1.3%	(6) (7) (11)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(6)	—	—%	(6) (7) (11) (28)
		Class A Units (15,545.8 units)	N/A	07/22	N/A		326	520	0.1%	(6)
						9,208	9,437	9,728

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	11/21	11/28	67	64	67	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	11/21	05/31	187	180	187	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.5% Cash	11/21	11/28	2,032	1,965	2,032	0.3%	(3) (6) (7) (15) (28)
						2,286	2,209	2,286

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/22	11/28	6,141	6,020	6,085	0.9%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.7% Cash	11/22	11/28	—	(23)	(11)	—%	(6) (7) (12) (28)
						6,141	5,997	6,074

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,659	1,656	1,655	0.2%	(3) (6) (7) (18) (28)
						1,659	1,656	1,655

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	4,744	4,715	4,844	0.7%
						4,744	4,715	4,844

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	11/21	11/27	3,198	3,158	3,198	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 5.25%, 10.2% Cash	11/21	11/27	—	(3)	—	—%	(6) (7) (12) (28)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,174	1,163	1,166	0.2%	(6)
		Common Stock (128,205.1 shares)	N/A	11/21	N/A		128	169	—%	(6) (27)
						4,372	4,446	4,533

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash	11/21	11/28	2,567	2,536	2,567	0.4%	(3) (6) (7) (10)
						2,567	2,536	2,567

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	$4,915	$4,898	$4,837	0.7%	(6) (7) (12)
						4,915	4,898	4,837

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	02/21	02/28	2,344	2,441	2,286	0.3%	(3) (6) (7) (10)
						2,344	2,441	2,286

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	4,645	4,377	3,015	0.4%	(3) (6) (7) (10) (28) (29)
						4,645	4,377	3,015

BKF Buyer, Inc.		First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.0% Cash	08/24	07/27	3,451	3,384	3,382	0.5%	(6) (7) (11)
		Revolver	SOFR + 5.21%, 10.0% Cash	08/24	07/27	—	(24)	(25)	—%	(6) (7) (11) (28)
		Common Stock (423,846 shares)	N/A	08/24	N/A		424	424	0.1%	(6) (27)
						3,451	3,784	3,781

Blue Ribbon, LLC	Brewers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	05/21	05/28	11,087	10,927	7,715	1.1%	(7) (12)
						11,087	10,927	7,715

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	02/24	05/27	2,548	2,425	2,502	0.4%	(6) (7) (8)
						2,548	2,425	2,502

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	08/21	08/27	7,974	7,893	7,974	1.2%	(6) (7) (12)
						7,974	7,893	7,974

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	03/23	07/29	9,432	8,966	8,652	1.3%	(6) (7) (12)
						9,432	8,966	8,652

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,174	2.1%
		Preferred Stock- Series A (7,309 shares)	7.0% PIK	07/22	N/A		8,062	7,215	1.1%	(6)
						13,600	21,662	21,389

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash	10/21	10/28	2,351	2,328	2,323	0.3%	(3) (6) (7) (10) (28)
						2,351	2,328	2,323

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/21	10/27	3,775	3,755	3,775	0.5%	(6) (7) (11)
		Revolver	SOFR + 5.75%, 10.4% Cash	10/21	10/27	548	545	548	0.1%	(6) (7) (11) (28)
		LLC units (596,181.5 units)	N/A	10/21	N/A		596	632	0.1%	(6)
						4,323	4,896	4,955

British Airways 2020-1 Class B Pass Through Trust	Structured Products	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	515	515	539	0.1%
						515	515	539

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.7% Cash	12/20	12/27	2,463	2,435	2,463	0.4%	(3) (6) (7) (16)
						2,463	2,435	2,463

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.2% Cash	07/22	07/30	2,273	2,200	2,273	0.3%	(6) (7) (13)
		LP Units (227 units)	N/A	07/22	N/A		227	220	—%	(6)
						2,273	2,427	2,493

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	06/22	06/26	6,259	5,784	6,284	0.9%	(6) (7) (9)
						6,259	5,784	6,284

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	12/21	12/28	$3,691	$3,642	$3,632	0.5%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	07/22	12/28	1,015	1,002	999	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 10.1% Cash	12/21	12/28	354	345	342	—%	(6) (7) (12) (28)
						5,060	4,989	4,973

Caldwell & Gregory LLC	Services: Business	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	09/27	11,250	11,048	11,048	1.6%	(6) (7) (12) (28)
		Revolver	SOFR + 5.00%, 9.6% Cash	09/24	09/27	—	(22)	(22)	—%	(6) (7) (12) (28)
						11,250	11,026	11,026

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 11.8% PIK	06/21	12/26	1,620	1,781	319	—%	(3) (6) (7) (21) (29)
		Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	41	36	157	—%	(3) (6) (28)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (27)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (27)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (6) (27)
		Common Stock (13.8 shares)	N/A	08/24	N/A		—	—	—%	(3) (6) (27)
						1,661	2,241	476

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.1% Cash	04/22	04/27	2,159	2,141	2,133	0.3%	(3) (6) (7) (12)
		LLC Units (340,909 units)	N/A	04/22	N/A		341	385	0.1%	(3) (6) (27)
						2,159	2,482	2,518

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/29	2,010	1,960	1,971	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/23	10/29	33	30	30	—%	(6) (7) (12) (28)
						2,043	1,990	2,001

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	02/24	02/30	2,230	2,152	2,187	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 10.8% Cash	02/24	02/30	—	(11)	(6)	—%	(6) (7) (12) (28)
		LLC Units (135 units)	N/A	02/24	N/A		135	166	—%	(6) (27)
						2,230	2,276	2,347

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	10/21	10/28	5,702	5,480	5,635	0.8%	(3) (6) (7) (10)
						5,702	5,480	5,635

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	02/22	02/28	4,742	4,684	4,742	0.7%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	12/22	02/28	1,571	1,538	1,571	0.2%	(6) (7) (12)
		Revolver	SOFR + 4.50%, 9.4% Cash	02/22	02/28	—	(20)	—	—%	(6) (7) (12) (28)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,546	0.2%	(6) (27)
						6,313	6,924	7,859

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/21	11/28	1,995	1,967	1,995	0.3%	(3) (6) (7) (12)
						1,995	1,967	1,995

Coherus Biosciences, Inc.	Biotechnology	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	05/24	05/29	1,995	1,938	1,948	0.3%	(6) (7) (12)
		Royalty Rights	N/A	05/24	08/50		1,895	1,909	0.3%	(6)
						1,995	3,833	3,857

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	$647	$639	$637	0.1%	(6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	146	—%	(6) (27)
						647	764	783

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	04/22	04/28	6,628	6,543	6,628	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.0% Cash	04/22	04/28	—	(7)	—	—%	(6) (7) (11) (28)
						6,628	6,536	6,628

Contabo Finco S.À R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.8% Cash	10/22	10/29	1,039	910	1,030	0.1%	(3) (6) (7) (9)
						1,039	910	1,030

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.7% Cash, 0.5% PIK	09/21	09/28	11,289	11,518	10,896	1.6%	(3) (6) (7) (9) (28)
		Class A Units (531 units)	N/A	09/21	N/A		248	266	—%	(3) (6) (27)
		Class B Units (231 units)	N/A	09/21	N/A		538	483	0.1%	(3) (6) (27)
						11,289	12,304	11,645

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	09/20	09/27	2,236	1,969	2,236	0.3%	(3) (6) (7) (14) (28)
						2,236	1,969	2,236

CTI Foods Holdings Co., LLC	Food & Beverage	First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	2,758	2,684	2,758	0.4%	(6) (7) (12)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	4,051	3,893	4,051	0.6%	(6) (7) (12)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	02/24	05/26	576	576	576	0.1%	(6) (7) (12)
		Common Stock (19,376 shares)	N/A	02/24	N/A		—	581	0.1%	(6) (27)
						7,385	7,153	7,966

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	01/21	01/27	7,820	7,744	7,820	1.1%	(6) (7) (12)
		LLC Units (403,441 units)	N/A	01/21	N/A		403	758	0.1%	(6)
						7,820	8,147	8,578

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	11/28	1,866	1,835	1,866	0.3%	(6) (7) (11)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	11/28	—	(7)	—	—%	(6) (7) (11) (28)
		Partnership Units (96,153.9 units)	N/A	11/22	N/A		96	113	—%	(6) (27)
						1,866	1,924	1,979

David Wood Baking UK Ltd	Food Products	Second Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 7.0% PIK	04/24	04/29	1,581	1,453	1,491	0.2%	(3) (6) (7) (15)
						1,581	1,453	1,491

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/21	12/26	1,602	1,578	1,539	0.2%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.5% Cash	12/21	12/26	347	342	332	—%	(6) (7) (12) (28)
		Class A Units (1,016.1 units)	N/A	04/24	N/A		47	18	—%	(6) (27)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	22	—%	(6) (27)
						1,949	2,022	1,911

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	11/22	09/28	4,645	4,545	4,645	0.7%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.0% Cash	11/22	09/28	—	(6)	—	—%	(6) (7) (12) (28)
						4,645	4,539	4,645

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Diversified Packaging Holdings LLC	Business Equipment & Services	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	$726	$712	$713	0.1%	(6) (7)
		LLC Units (2,769 units)	N/A	06/24	N/A		277	285	—%	(6) (27)
						726	989	998

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	04/21	04/28	4,911	4,811	4,911	0.7%	(3) (6) (7) (9)
						4,911	4,811	4,911

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.4% Cash	09/21	09/28	203	189	132	—%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	09/21	09/28	3,483	3,449	3,215	0.5%	(3) (6) (7) (12)
						3,686	3,638	3,347

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	06/22	06/28	1,000	990	997	0.1%	(3) (6) (7) (12)
						1,000	990	997

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	07/21	07/27	11,244	11,123	11,244	1.6%	(6) (7) (12)
						11,244	11,123	11,244

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	11/21	11/29	7,605	7,508	7,598	1.1%	(6) (7) (11)
		Partnership Equity (289.2 units)	N/A	11/21	N/A		289	205	—%	(6) (27)
						7,605	7,797	7,803

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	707	689	697	0.1%	(6)
		Common Stock (145.5 shares)	N/A	03/23	N/A		205	352	0.1%	(6) (27)
						707	894	1,049

Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	05/24	05/29	3,555	3,485	3,484	0.5%	(6) (7) (13) (28)
						3,555	3,485	3,484

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.6% Cash, 2.0% PIK	09/21	09/27	3,695	3,655	3,226	0.5%	(6) (7) (13)
						3,695	3,655	3,226

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	12/21	12/27	7,965	7,871	7,439	1.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 10.9% Cash	12/21	12/27	153	139	69	—%	(6) (7) (12) (28)
						8,118	8,010	7,508

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	02/21	01/27	4,121	4,104	4,068	0.6%	(6) (7) (12)
						4,121	4,104	4,068

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	11/21	11/27	6,679	6,604	6,679	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 10.0% Cash	11/21	11/27	—	(12)	—	—%	(6) (7) (11) (28)
						6,679	6,592	6,679

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.1% Cash, 2.8% PIK	12/22	12/29	1,079	998	528	0.1%	(3) (6) (7) (10) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(37)	(940)	(0.1)%	(3) (6) (7) (10) (28) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	533	521	261	—%	(3) (6) (7) (12) (29)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.7% Cash, 2.8% PIK	12/22	12/29	1,678	1,506	821	0.1%	(3) (6) (7) (16) (29)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	478	446	—	—%	(3) (6) (29)
						3,768	3,434	670

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	$1,739	$1,830	$1,550	0.2%	(3) (6) (7) (18) (28)
						1,739	1,830	1,550

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	07/22	07/28	4,262	4,204	4,061	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 12.1% Cash	07/22	07/28	94	92	86	—%	(6) (7) (12) (28)
						4,356	4,296	4,147

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	01/23	01/30	1,700	1,598	1,667	0.2%	(3) (6) (7) (9) (28)
						1,700	1,598	1,667

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	2,857	0.4%	(6)
							2,799	2,857

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	11/23	11/30	4,581	4,286	4,554	0.7%	(3) (6) (7) (10)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	690	649	690	0.1%	(3) (6)
						5,271	4,935	5,244

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	02/21	02/28	1,688	1,675	1,688	0.2%	(6) (7) (12)
						1,688	1,675	1,688

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	5,050	4,867	4,934	0.7%	(3) (6) (7) (10)
						5,050	4,867	4,934

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.5 shares)	11.0% PIK	03/22	N/A		4,508	2,327	0.3%	(6)
							4,508	2,327

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.7% Cash	12/20	12/26	2,410	2,390	2,405	0.4%	(6) (7) (11)
						2,410	2,390	2,405

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.3% Cash	05/22	05/30	7,143	7,034	6,657	1.0%	(6) (7) (12)
		LLC Units (504.5 units)	N/A	05/22	N/A		504	287	—%	(6) (27)
						7,143	7,538	6,944

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,300	9,585	1.4%
						10,000	9,300	9,585

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,885,524 units)	N/A	08/22	N/A		1,886	2,432	0.4%	(3) (6) (27)
							1,886	2,432

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	04/22	04/29	235	223	230	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	04/22	04/29	1,713	1,632	1,665	0.2%	(3) (6) (7) (15) (28)
						1,948	1,855	1,895

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/26	496	485	491	0.1%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/30	5,642	5,565	5,609	0.8%	(6) (7) (12)
		Revolver	SOFR +5.50%, 10.1% Cash	03/24	03/30	—	(7)	—	—%	(6) (7) (12) (28)
		Class A LLC Units (121.7 units)	N/A	03/24	N/A		122	224	—%	(6) (27)
						6,138	6,165	6,324

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	10/22	02/26	2,484	2,463	2,445	0.4%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 10.0% Cash	10/22	02/26	—	—	—	—%	(6) (7) (12) (28)
						2,484	2,463	2,445

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	05/27	$7,312	$7,213	$7,239	1.1%	(6) (7) (12)
		Partnership Units (889.3 units)	N/A	05/21	N/A		889	639	0.1%	(6) (27)
						7,312	8,102	7,878

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	08/21	08/28	7,548	7,457	7,548	1.1%	(6) (7) (12)
		LP Interest (1,973.6 units)	N/A	08/21	N/A		20	25	—%	(6)
		LP Units (8,677.3 units)	N/A	08/21	N/A		87	110	—%	(6) (27)
						7,548	7,564	7,683

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/22	12/28	12,360	12,077	12,237	1.8%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 10.9% Cash	12/22	12/28	—	(41)	(19)	—%	(6) (7) (12) (28)
		Partnership Units (515 units)	N/A	12/22	N/A		515	916	0.1%	(6) (27)
						12,360	12,551	13,134

GCDL LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/27	541	530	529	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/27	—	(2)	(2)	—%	(6) (7) (12) (28)
		Common Stock (243,243.24 shares)	N/A	08/24	N/A		243	243	—%	(6) (27)
						541	771	770

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.4% Cash	07/22	07/27	1,706	1,684	1,692	0.2%	(3) (6) (7) (18)
		First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	07/22	07/27	2,928	2,832	2,901	0.4%	(3) (6) (7) (23) (28)
						4,634	4,516	4,593

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 9.50%, 9.9% Cash, 4.5% PIK	10/23	10/28	2,430	2,370	2,370	0.3%	(6) (7) (11)
						2,430	2,370	2,370

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	06/22	06/29	480	446	141	—%	(3) (6) (7) (8) (29)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	272	266	272	—%	(3) (6) (28)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (6) (27)
						752	712	413

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	06/24	06/31	5,721	5,687	5,689	0.8%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 9.4% Cash	06/24	06/31	—	(3)	(2)	—%	(6) (7) (12) (28)
						5,721	5,684	5,687

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 8.8% Cash	07/22	07/29	1,009	906	1,009	0.1%	(3) (6) (7) (9) (28)
						1,009	906	1,009

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	10/23	09/30	2,601	2,408	2,554	0.4%	(3) (6) (7) (10)
						2,601	2,408	2,554

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	952	867	932	0.1%	(3) (6) (7) (9) (28)
						952	867	932

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	10/22	10/28	2,374	2,146	2,316	0.3%	(3) (6) (7) (18) (28)
						2,374	2,146	2,316

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	722	652	642	0.1%	(3) (6) (7) (18) (28)
						722	652	642

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	$4,848	$4,793	$4,421	0.6%	(6)
						4,848	4,793	4,421

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	5,227	4,492	5,227	0.8%	(3) (6) (7) (9) (28)
						5,227	4,492	5,227

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	08/23	08/29	3,633	3,555	3,619	0.5%	(6) (7) (11)
		Revolver	SOFR + 6.00%, 10.9% Cash	08/23	08/29	—	(19)	(4)	—%	(6) (7) (11) (28)
		Common Stock (50,540 shares)	N/A	08/23	N/A		51	59	—%	(6) (27)
						3,633	3,587	3,674

Herbalife Ltd.	Food Products	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	04/24	04/29	3,376	3,154	3,188	0.5%	(3) (7) (11)
						3,376	3,154	3,188

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	03/21	03/27	4,422	4,381	4,179	0.6%	(6) (7) (12)
						4,422	4,381	4,179

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/23	11/29	601	585	601	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 10.1% Cash	11/23	11/29	—	(2)	—	—%	(6) (7) (12) (28)
						601	583	601

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	11/28	7,083	6,943	7,043	1.0%	(3) (6) (7) (13)
						7,083	6,943	7,043

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	07/22	07/25	5,545	5,517	5,217	0.8%	(6) (7) (12) (28)
		Revolver	SOFR + 8.50%, 13.5% Cash	07/22	07/25	—	(3)	(34)	—%	(6) (7) (12) (28)
						5,545	5,514	5,183

Hydratech Holdings, Inc.	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	09/27	2,571	2,490	2,488	0.4%	(6) (7) (12) (28)
		Revolver	SOFR + 5.00%, 9.6% Cash	09/24	09/27	48	37	37	—%	(6) (7) (12) (28)
						2,619	2,527	2,525

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.63%, 8.9% Cash	09/22	09/29	301	254	299	—%	(3) (6) (7) (10)
						301	254	299

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR +5.50%, 10.8% Cash	01/24	01/30	2,057	2,019	2,025	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	01/24	01/30	74	70	71	—%	(6) (7) (12) (28)
		LLC Units (1,351 units)	N/A	01/24	N/A		135	143	—%	(6) (27)
						2,131	2,224	2,239

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 8.8% Cash	05/21	05/28	3,571	3,778	3,486	0.5%	(3) (6) (7) (9)
						3,571	3,778	3,486

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	11/28	2,714	2,702	2,714	0.4%	(3) (6) (7) (10)
						2,714	2,702	2,714

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	04/21	04/28	4,546	4,699	4,482	0.7%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 6.7% Cash	05/23	04/28	718	673	708	0.1%	(3) (6) (7) (24)
						5,264	5,372	5,190

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.8% Cash	12/20	12/27	857	923	857	0.1%	(3) (6) (7) (9)
						857	923	857

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	08/22	02/29	$67	$62	$64	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	08/22	08/29	1,646	1,531	1,549	0.2%	(3) (6) (7) (9) (28)
						1,713	1,593	1,613

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	865	792	843	0.1%	(3) (6) (7) (18) (28)
						865	792	843

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	5,570	4,831	5,459	0.8%	(3) (6) (7) (9)
						5,570	4,831	5,459

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	10/23	10/28	2,245	2,197	2,245	0.3%	(6) (7) (13)
		Revolver	SOFR + 6.00%, 10.2% Cash	10/23	10/28	—	(5)	—	—%	(6) (7) (12) (28)
						2,245	2,192	2,245

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	803	794	785	0.1%	(6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	12/21	12/27	5,583	5,462	5,493	0.8%	(6) (7) (13)
		Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/27	116	104	101	—%	(6) (7) (13) (28)
		Common Stock (3,750.4 shares)	N/A	01/22	N/A		375	364	0.1%	(6) (27)
						6,502	6,735	6,743

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	1,109	1,109	1,130	0.2%
						1,109	1,109	1,130

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	07/26	3,532	3,495	3,497	0.5%	(6) (7) (12)
						3,532	3,495	3,497

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	2,150	2,295	2,150	0.3%	(3) (6) (7) (23) (28)
						2,150	2,295	2,150

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	3,481	3,430	3,481	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	02/22	02/28	—	(5)	—	—%	(6) (7) (12) (28)
		LLC Units (1,018 units)	N/A	02/22	N/A		107	278	—%	(6)
						3,481	3,532	3,759

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/20	11/26	7,655	7,584	7,538	1.1%	(6) (7) (12)
		Partnership Equity (78.7 units)	N/A	11/20	N/A		79	82	—%	(6) (27)
						7,655	7,663	7,620

Keystone Bidco B.V.	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	08/24	09/27	749	730	732	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	08/24	08/31	—	(4)	(4)	—%	(3) (6) (7) (9) (28)
		Revolver	EURIBOR + 5.25%, 8.8% Cash	08/24	09/27	—	—	—	—%	(3) (6) (7) (9) (28)
						749	726	728

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	10/21	10/29	18,574	18,368	18,574	2.7%	(6) (7) (12)
		LLC Units (850,236.1 units)	N/A	10/21	N/A		851	961	0.1%	(6) (27)
						18,574	19,219	19,535

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	12/21	12/28	3,659	3,590	3,449	0.5%	(3) (6) (7) (10) (28)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,323	1,300	1,216	0.2%	(3) (6)
						4,982	4,890	4,665

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	02/22	02/28	$10,735	$10,620	$10,688	1.6%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.5% Cash	02/22	02/28	—	(19)	(9)	—%	(6) (7) (12) (28)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	134	—%	(6)
						10,735	10,664	10,813

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	08/20	06/28	3,896	3,896	3,881	0.6%	(7) (11)
		Common Stock (39,268 shares)	N/A	08/20	N/A		1,366	2,641	0.4%	(27)
						3,896	5,262	6,522

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	01/21	12/25	3,319	3,309	3,319	0.5%	(6) (7) (12)
						3,319	3,309	3,319

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.5% Cash, 6.0% PIK	04/22	09/27	5,219	5,159	4,577	0.7%	(6) (7) (12)
						5,219	5,159	4,577

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 3.3% Cash, 6.8% PIK	12/21	12/24	413	374	58	—%	(3) (6) (7) (10) (28) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 3.3% Cash, 6.8% PIK	12/21	12/28	2,188	2,170	413	0.1%	(3) (6) (7) (10) (29)
		Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	191	185	191	—%	(3) (6) (7) (29)
		Revolver	EURIBOR + 5.75%, 2.7% Cash, 6.5% PIK	12/21	06/27	54	49	(80)	—%	(3) (6) (7) (10) (28) (29)
						2,846	2,778	582

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	01/24	01/30	749	729	732	0.1%	(6) (7) (11) (28)
		Revolver	SOFR + 4.75%, 9.9% Cash	01/24	01/30	—	(2)	(2)	—%	(6) (7) (11) (28)
		LLC Units (22 units)	N/A	01/24	N/A		23	23	—%	(6) (27)
						749	750	753

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/21	06/27	4,335	4,285	4,311	0.6%	(6) (7) (13) (28)
		Partnership Units (373.3 Units)	N/A	06/21	N/A		373	418	0.1%	(6) (27)
						4,335	4,658	4,729

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	09/24	09/27	1,249	1,230	1,230	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	09/24	09/27	2,797	2,755	2,755	0.4%	(6) (7) (14)
		Revolver	SOFR + 4.75%, 9.4% Cash	09/24	09/27	—	(6)	(7)	—%	(6) (7) (12) (28)
		Revolver	SONIA + 4.75%, 9.7% Cash	09/24	09/27	—	(8)	(8)	—%	(6) (7) (14) (28)
						4,046	3,971	3,970

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	02/22	10/27	4,158	4,116	3,987	0.6%	(3) (7) (16)
						4,158	4,116	3,987

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	03/24	03/30	2,085	2,047	1,950	0.3%	(6) (7) (12)
		Revolver	SOFR + 5.25%, 9.9% Cash	03/24	03/30	37	31	15	—%	(6) (7) (12) (28)
		Preferred Stock (921 shares)	N/A	03/24	N/A		92	44	—%	(6) (27)
		Common Stock (102 shares)	N/A	03/24	N/A		10	—	—%	(6) (27)
						2,122	2,180	2,009

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	$1,491	$1,573	$1,478	0.2%	(3) (6) (7) (26) (28)
		Class A Units (57.2 units)	N/A	08/22	N/A		56	66	—%	(3) (6) (27)
		Class B Units (14,471.9 units)	N/A	08/22	N/A		—	12	—%	(3) (6) (27)
						1,491	1,629	1,556

MI OpCo Holdings, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	07/24	03/28	4,777	4,321	4,682	0.7%	(7) (11)
						4,777	4,321	4,682

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	08/21	08/27	895	886	895	0.1%	(6) (7) (11)
		Partnership Units (76,923 Units)	N/A	08/21	N/A		77	104	—%	(6) (27)
						895	963	999

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.5% Cash	12/20	12/26	2,190	2,256	2,190	0.3%	(3) (6) (7) (18) (28)
						2,190	2,256	2,190

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	07/23	07/30	1,993	1,882	1,987	0.3%	(3) (6) (7) (15) (28)
		Common Stock (10,590 shares)	N/A	07/23	N/A		138	197	—%	(3) (6) (27)
						1,993	2,020	2,184

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.3% Cash	11/20	11/27	1,967	1,862	1,967	0.3%	(3) (6) (7) (16)
						1,967	1,862	1,967

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	08/20	08/26	5,031	4,987	4,724	0.7%	(6) (7) (12)
						5,031	4,987	4,724

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.9% Cash	03/22	03/28	7,239	7,382	7,207	1.0%	(3) (6) (7) (18)
						7,239	7,382	7,207

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	2,654	2,627	2,654	0.4%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(6)	—	—%	(6) (7) (12) (28)
		Class A Preferred Stock (2,392.9 shares)	N/A	12/21	N/A		239	296	—%	(6) (27)
		Class B Common Stock (265.9 shares)	N/A	12/21	N/A		27	62	—%	(6) (27)
						2,654	2,887	3,012

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/22	02/27	5,795	5,709	5,795	0.8%	(6) (7) (11)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	05/21	02/27	9,072	9,023	9,072	1.3%	(6) (7) (11)
						14,867	14,732	14,867

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	09/23	09/29	3,038	2,941	3,038	0.4%	(6) (7) (12) (28)
		Revolver	SOFR + 5.75%, 10.4% Cash	09/23	09/29	—	(8)	—	—%	(6) (7) (12) (28)
		LLC Units (94,502 units)	N/A	09/23	N/A		95	93	—%	(6)
						3,038	3,028	3,131

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,167	2,048	2,167	0.3%	(3) (6) (7) (10) (28)
						2,167	2,048	2,167

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	11/23	11/30	734	721	734	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.2% Cash	11/23	11/29	—	(1)	—	—%	(6) (7) (12) (28)
						734	720	734

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2%	03/23	03/29	$4,199	$4,097	$4,183	0.6%	(6) (7) (12)
		Revolver	SOFR + 6.00%, 11.2% Cash	03/23	03/29	405	388	402	0.1%	(6) (7) (12) (28)
		LLC Units (426,340 units)	N/A	03/23	N/A		439	379	0.1%	(6) (27)
						4,604	4,924	4,964

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.65%, 10.1% Cash	10/21	09/27	3,885	3,842	3,885	0.6%	(6) (7) (12)
						3,885	3,842	3,885

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	09/22	10/29	2,241	1,919	2,216	0.3%	(3) (6) (7) (9) (28)
						2,241	1,919	2,216

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	12/21	12/28	6,467	6,382	6,438	0.9%	(6) (7) (11)
		Revolver	SOFR + 5.25%, 10.2% Cash	12/21	12/28	—	(16)	(6)	—%	(6) (7) (11) (28)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	567	0.1%	(6)
						6,467	6,577	6,999

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	03/22	03/29	1,774	1,752	1,774	0.3%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 9.9% Cash	03/22	03/28	—	(8)	—	—%	(6) (7) (11) (28)
						1,774	1,744	1,774

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6) (7)
		Takeback Term Loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6) (7)
		Preferred Stock (42.7 shares)	15.0% PIK	10/23	N/A		273	478	0.1%	(6)
		Common Stock (32.7 shares)	N/A	10/23	N/A		—	—	—%	(6) (27)
						609	882	1,087

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.9% Cash	08/23	07/29	1,965	1,914	2,425	0.4%	(3) (6) (7) (11)
						1,965	1,914	2,425

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	06/21	06/28	6,915	7,275	6,797	1.0%	(3) (6) (7) (9)
						6,915	7,275	6,797

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 10.0% Cash	06/21	05/28	1,423	1,470	1,423	0.2%	(3) (6) (7) (16)
						1,423	1,470	1,423

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	06/21	06/28	331	355	331	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	524	533	0.1%	(3) (6) (7) (12)
						864	879	864

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	12/23	12/30	1,020	975	1,001	0.1%	(3) (6) (7) (9)
						1,020	975	1,001

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/21	12/29	6,819	6,731	6,723	1.0%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.2% Cash	12/21	12/27	—	(5)	(4)	—%	(6) (7) (12) (28)
		LP Units (138,399 units)	N/A	07/22	N/A		138	129	—%	(6)
						6,819	6,864	6,848

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,740	3,445	3,404	0.5%
						3,740	3,445	3,404

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	$499	$486	$485	0.1%	(6) (7) (11) (28)
		LLC Units (23,810 units)	N/A	10/23	N/A		238	200	—%	(6) (27)
						499	724	685

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	08/21	08/27	12,551	12,415	12,380	1.8%	(6) (7) (12)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	151	—%	(6)
						12,551	12,501	12,531

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	137	137	135	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	11/28	137	137	136	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	11/28	137	137	136	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	11/28	137	137	136	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	11/28	6,986	6,986	6,709	1.0%	(3) (6)
						7,534	7,534	7,252

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	12/21	07/29	4,997	4,759	4,987	0.7%	(3) (6) (7) (18)
						4,997	4,759	4,987

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	12/21	12/27	1,639	1,620	1,639	0.2%	(6) (7) (12)
		Revolver	SOFR + 4.75%, 9.5% Cash	12/21	12/27	—	(3)	—	—%	(6) (7) (12) (28)
		Partnership Units (3,704.3 units)	N/A	12/21	N/A		370	558	0.1%	(6)
						1,639	1,987	2,197

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash, 4.0% PIK	12/21	06/26	22,155	21,901	21,901	3.2%	(6) (7) (12)
		Warrants - Class A (1.0710 units)	N/A	12/21	N/A		—	521	0.1%	(6) (27)
		Warrants - Class B (0.3614 units)	N/A	12/21	N/A		—	176	—%	(6) (27)
		Warrants - Class CC (0.0372 units)	N/A	12/21	N/A		—	—	—%	(6) (27)
		Warrants - Class D (0.1035 units)	N/A	12/21	N/A		—	50	—%	(6) (27)
						22,155	21,901	22,648

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.2% Cash	12/20	12/26	11,605	11,498	11,294	1.6%	(6) (7) (12)
						11,605	11,498	11,294

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	06/21	12/30	2,358	2,218	2,330	0.3%	(3) (6) (7) (9) (28)
						2,358	2,218	2,330

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.93%, 11.7% Cash	08/21	07/28	3,147	3,089	3,147	0.5%	(3) (6) (7) (13)
						3,147	3,089	3,147

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	07/23	07/25	—	(6)	—	—%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	07/23	07/29	3,527	3,453	3,527	0.5%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.4% Cash	07/23	07/29	292	279	292	—%	(6) (7) (12) (28)
		Common Stock (188 shares)	N/A	07/23	N/A		188	217	—%	(6) (27)
						3,819	3,914	4,036

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	03/22	03/28	$649	$641	$649	0.1%	(6) (7) (11)
		Revolver	SOFR + 5.75%, 10.8% Cash	03/22	03/28	126	124	126	—%	(6) (7) (11) (28)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	78	—%	(6) (27)
						807	862	882

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.3% Cash	03/21	03/28	444	459	431	0.1%	(3) (6) (7) (10)
		Revolver	EURIBOR + 6.50%, 9.7% Cash	03/21	03/27	757	793	733	0.1%	(3) (6) (7) (10)
						1,201	1,252	1,164

Pro-Vision Solutions Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.3% Cash	09/24	09/29	7,716	7,600	7,600	1.1%	(6) (7) (12)
		Revolver	SOFR + 4.50%, 9.3% Cash	09/24	09/29	—	(31)	(31)	—%	(6) (7) (12) (28)
		LLC Units (2,341.7 units)	N/A	09/24	N/A		235	234	—%	(6) (27)
						7,716	7,804	7,803

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	05/22	05/29	912	845	890	0.1%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/22	05/29	1,411	1,393	1,382	0.2%	(3) (6) (7) (12)
						2,323	2,238	2,272

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	2,933	3,018	2,915	0.4%	(3) (6) (7) (17)
						2,933	3,018	2,915

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	718	701	704	0.1%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(5)	(5)	—%	(6) (7) (12) (28)
		Preferred Stock (148 shares)	10.0% PIK	03/23	N/A		144	171	—%	(6) (27)
		Common Stock (303,030 shares)	N/A	03/23	N/A		3	88	—%	(6) (27)
						718	843	958

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/20	12/27	2,466	2,578	2,463	0.4%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/20	12/27	376	373	376	0.1%	(3) (6) (7) (12)
						2,842	2,951	2,839

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	5,526	5,384	5,542	0.8%	(6) (7) (11)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	63	36	63	—%	(6) (7) (11) (28)
						5,589	5,420	5,605

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/22	11/28	10,723	10,501	10,724	1.6%	(6) (7) (12) (28)
		Revolver	SOFR + 6.25%, 10.9% Cash	11/22	11/28	323	295	323	—%	(6) (7) (12) (28)
		Partnership Units (4,000 units)	N/A	11/22	N/A		400	433	0.1%	(6) (27)
						11,046	11,196	11,480

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	08/20	07/26	4,918	4,883	4,918	0.7%	(6) (7) (12)
		Partnership Equity (81,313 units)	N/A	03/21	N/A		81	29	—%	(6) (27)
						4,918	4,964	4,947

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/21	11/27	$7,487	$7,383	$6,723	1.0%	(6) (7) (12)
		Partnership Equity (404,787.3 units)	N/A	11/21	N/A		405	138	—%	(6) (27)
						7,487	7,788	6,861

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	12/20	12/26	7,203	7,419	4,704	0.7%	(6) (7) (9) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	06/22	12/26	2,132	1,987	1,392	0.2%	(6) (7) (9) (29)
		First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.5% Cash	12/20	12/26	1,924	1,903	1,256	0.2%	(6) (7) (12) (29)
		Priority Revolving Credit Facility	SOFR + 8.00%, 12.7% Cash	06/24	12/26	164	160	164	—%	(6) (7) (12) (28)
						11,423	11,469	7,516

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/21	12/28	2,315	2,263	2,111	0.3%	(3) (6) (7) (9)
						2,315	2,263	2,111

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	09/23	09/29	3,713	3,615	3,640	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.7% Cash	09/23	09/29	—	(16)	(12)	—%	(6) (7) (12) (28)
		LLC Units (132,475 units)	N/A	09/23	N/A		709	877	0.1%	(6) (27)
						3,713	4,308	4,505

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/22	08/28	6,524	6,433	6,492	0.9%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.6% Cash	08/22	08/28	—	(12)	(4)	—%	(6) (7) (12) (28)
						6,524	6,421	6,488

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	08/24	08/27	8,969	8,837	8,835	1.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.7% Cash	08/24	08/27	—	(15)	(15)	—%	(6) (7) (12) (28)
						8,969	8,822	8,820

Russell Investments US Institutional Holdco, Inc.	Capital Markets	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.5% PIK	04/24	05/27	522	489	494	0.1%	(6) (7) (12)
						522	489	494

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	12/20	12/26	6,589	6,548	6,524	0.9%	(6) (7) (12)
		Preferred Stock (86.3 shares)	N/A	12/20	N/A		87	114	—%	(6) (27)
						6,589	6,635	6,638

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	06/22	07/29	2,508	2,243	2,366	0.3%	(3) (6) (7) (9) (28)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	06/22	07/29	718	647	698	0.1%	(3) (6) (7) (25)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	06/22	07/29	487	450	473	0.1%	(3) (6) (7) (25)
						3,713	3,340	3,537

Sansidor BV	Services: Business	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	09/24	09/27	597	574	573	0.1%	(3) (6) (7) (9) (28)
						597	574	573

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	03/23	03/28	6,869	6,691	6,801	1.0%	(6) (7) (11)
		Revolver	SOFR + 5.00%, 9.8% Cash	03/23	03/28	85	71	80	—%	(6) (7) (12) (28)
						6,954	6,762	6,881

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,788	1,768	1,609	0.2%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	336	332	302	—%	(6) (7) (12)
						2,124	2,100	1,911

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.0% Cash	05/22	05/29	$4,055	$3,820	$3,990	0.6%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/22	05/29	508	508	500	0.1%	(3) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 9.0% Cash	05/22	05/29	—	(3)	(11)	—%	(3) (6) (7) (9) (28)
						4,563	4,325	4,479

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	05/29	1,000	925	978	0.1%	(3) (6) (7) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	05/22	05/29	1,643	1,563	1,643	0.2%	(3) (6) (7) (10)
						2,643	2,488	2,621

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (59,747 shares)	N/A	06/23	N/A		893	335	—%	(27)
							893	335

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/22	01/30	17,225	16,791	17,355	2.5%	(3) (6) (7) (12)
		Common Stock (600,000 shares)	N/A	12/22	N/A		600	2,724	0.4%	(3) (6) (27)
						17,225	17,391	20,079

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,899	1,810	1,857	0.3%	(3) (6) (7) (10) (28)
						1,899	1,810	1,857

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/20	12/26	4,968	4,924	4,477	0.7%	(6) (7) (12) (28)
						4,968	4,924	4,477

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/21	11/27	9,168	9,065	9,168	1.3%	(6) (7) (11)
		Revolver	SOFR + 4.50%, 9.4% Cash	11/21	11/27	—	(6)	—	—%	(6) (7) (11) (28)
						9,168	9,059	9,168

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	6,358	6,220	6,358	0.9%	(6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/25	2,294	2,275	2,294	0.3%	(6) (7) (13)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	—	(23)	—	—%	(6) (7) (13) (28)
		Common Stock (183 shares)	N/A	09/23	N/A		183	287	—%	(6) (27)
						8,652	8,655	8,939

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/22	12/29	13,359	13,091	12,799	1.9%	(6) (7) (12)
		Revolver	SOFR + 6.25%, 11.5% Cash	12/22	12/28	239	218	189	—%	(6) (7) (12) (28)
		Partnership Units (309,839 units)	N/A	12/22	N/A		310	195	—%	(6) (27)
						13,598	13,619	13,183

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/22	03/27	1,644	1,622	1,625	0.2%	(6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/22	05/25	429	420	421	0.1%	(6) (7) (13) (28)
		Revolver	SOFR + 5.25%, 9.5% Cash	11/22	03/27	—	(2)	(2)	—%	(6) (7) (13) (28)
						2,073	2,040	2,044

SPATCO Energy Solutions, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	07/24	03/30	3,480	3,396	3,394	0.5%	(6) (7) (12) (28)
		Revolver	SOFR + 5.00%, 10.3% Cash	07/24	03/30	—	(12)	(12)	—%	(6) (7) (12) (28)
		Common Stock (137,115.0 shares)	N/A	07/24	N/A		137	137	—%	(6) (27)
						3,480	3,521	3,519

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	10/22	10/28	$5,786	$5,668	$5,557	0.8%	(6) (7) (12) (28)
		Revolver	SOFR + 6.00%, 11.1% Cash	10/22	10/28	—	(12)	(24)	—%	(6) (7) (12) (28)
						5,786	5,656	5,533

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.1% Cash	12/20	11/27	1,218	1,152	1,218	0.2%	(3) (6) (7) (15) (28)
						1,218	1,152	1,218

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	08/30	1,027	934	1,005	0.1%	(3) (6) (7) (16)
						1,027	934	1,005

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	10/21	10/28	4,640	4,603	4,640	0.7%	(3) (6) (7) (13)
						4,640	4,603	4,640

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	16,074	15,884	15,794	2.3%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	146	130	120	—%	(6) (7) (12) (28)
						16,220	16,014	15,914

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/24	03/30	640	627	627	0.1%	(6) (7) (12) (28)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/24	03/30	—	(1)	(1)	—%	(6) (7) (12) (28)
		LLC Units (207,921 units)	N/A	03/24	N/A		208	206	—%	(6)
						640	834	832

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		9,560	9,773	1.4%	(6)
							9,560	9,773

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,291	1,281	1,291	0.2%	(6)
		Common Stock (736 shares)	N/A	07/21	N/A		23	38	—%	(6) (27)
						1,291	1,304	1,329

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,179	7,077	7,062	1.0%	(6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	05/23	03/28	1,692	1,645	1,661	0.2%	(6) (7) (11) (28)
		Revolver	SOFR + 5.75%, 10.6% Cash	03/22	03/28	464	455	453	0.1%	(6) (7) (11) (28)
						9,335	9,177	9,176

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,820	1,523	1,820	0.3%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(9)	—	—%	(3) (6) (7) (15) (28)
						1,820	1,514	1,820

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	717	704	702	0.1%	(6)
		Common Stock (79,475.57 units)	N/A	08/24	N/A		78	78	—%	(6) (27)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	392	0.1%	(6) (27)
						717	1,182	1,172

Technology Service Stream BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	06/24	01/30	782	724	756	0.1%	(3) (6) (7) (19) (28)
						782	724	756

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	3,038	3,002	3,002	0.4%	(3) (6) (7) (9)
		Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	05/28	—	(7)	(2)	—%	(3) (6) (7) (9) (28)
						3,038	2,995	3,000

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/21	12/27	$4,133	$4,093	$4,062	0.6%	(6) (7) (12)
		Revolver	SOFR + 5.00%, 10.2% Cash	12/21	12/27	—	(7)	(13)	—%	(6) (7) (12) (28)
						4,133	4,086	4,049

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	282	279	266	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	137	—%	(6) (27)
						282	518	403

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.2% Cash	10/21	12/27	2,551	2,525	2,551	0.4%	(6) (7) (12)
		Revolver	SOFR + 4.25%, 9.2% Cash	10/21	12/27	—	(8)	—	—%	(6) (7) (12) (28)
		Subordinated Term Loan	SOFR + 7.75%, 6.0% Cash, 7.0% PIK	10/21	10/28	3,589	3,547	3,567	0.5%	(6) (7) (13)
						6,140	6,064	6,118

The Octave Music Group, Inc.	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	06/24	03/29	3,602	3,602	3,595	0.5%	(7) (12)
		Partnership Equity (409,153.1 units)	N/A	04/22	N/A		409	1,416	0.2%	(6)
						3,602	4,011	5,011

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CORRA + 5.50%, 10.5% Cash	12/22	12/29	2,273	2,222	2,249	0.3%	(3) (6) (7) (20)
		Revolver	CORRA + 5.50%, 10.5% Cash	12/22	12/28	—	(3)	(2)	—%	(3) (6) (7) (20) (28)
						2,273	2,219	2,247

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/21	02/27	17,538	17,432	16,804	2.4%	(6) (7) (12)
						17,538	17,432	16,804

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	07/23	07/29	4,608	4,490	4,524	0.7%	(6) (7) (11)
		Revolver	SOFR +5.50%, 10.3% Cash	07/23	07/29	102	93	96	—%	(6) (7) (11) (28)
						4,710	4,583	4,620

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	12/22	12/28	2,061	2,029	2,036	0.3%	(6) (7) (12) (28)
		Revolver	SOFR + 4.75%, 9.8% Cash	12/22	12/28	—	(2)	(2)	—%	(6) (7) (12) (28)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	13	—%	(6) (27)
						2,061	2,032	2,047

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	11/21	12/25	8,031	7,981	7,695	1.1%	(6) (7) (12)
						8,031	7,981	7,695

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	07/21	09/26	7,797	7,733	7,797	1.1%	(6) (7) (11)
						7,797	7,733	7,797

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.5% Cash	12/23	12/30	1,581	1,485	1,539	0.2%	(3) (6) (7) (22) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.4% Cash	12/23	12/30	577	556	564	0.1%	(3) (6) (7) (9)
						2,158	2,041	2,103

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.3% Cash	09/20	09/27	1,150	1,086	1,076	0.2%	(3) (6) (7) (15)
						1,150	1,086	1,076

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.84%, 9.8% Cash	06/22	06/29	1,000	891	995	0.1%	(3) (6) (7) (14) (28)
						1,000	891	995

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	04/22	03/29	1,820	1,711	1,398	0.2%	(3) (6) (7) (9) (28)
						1,820	1,711	1,398

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 8.5% Cash	03/23	03/30	$2,115	$1,963	$2,078	0.3%	(3) (6) (7) (9) (28)
						2,115	1,963	2,078

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash, 1.8% PIK	09/20	09/27	795	843	750	0.1%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.3% Cash, 1.8% PIK	02/21	09/27	370	370	349	0.1%	(3) (6) (7) (12)
						1,165	1,213	1,099

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	01/29	8,657	8,458	7,834	1.1%	(3) (6) (7) (15)
						8,657	8,458	7,834

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	6,429	6,429	6,310	0.9%	(6)
						6,429	6,429	6,310

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	06/21	06/28	12,034	11,895	12,034	1.8%	(6) (7) (12)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	296	—%	(6)
						12,034	12,059	12,330

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	10/20	06/25	2,367	2,365	2,344	0.3%	(6) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	10/20	06/25	1,272	1,260	1,260	0.2%	(6) (7) (12)
						3,639	3,625	3,604

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.0% Cash	08/23	02/25	26	7	26	—%	(6) (7) (12) (28)
		First Lien Senior Secured Term Loan	SOFR +6.25%, 11.0% Cash	08/23	12/27	1,238	1,218	1,238	0.2%	(6) (7) (12)
						1,264	1,225	1,264

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/24	5,507	5,332	5,231	0.8%	(6)
						5,507	5,332	5,231

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	02/23	02/29	6,244	6,045	6,245	0.9%	(6) (7) (12)
		Revolver	SOFR + 6.50%, 11.2% Cash	02/23	02/29	484	456	484	0.1%	(6) (7) (11) (28)
		LP Units (31,543.6 units)	N/A	02/23	N/A		315	426	0.1%	(6) (27)
						6,728	6,816	7,155

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/23	10/30	875	847	871	0.1%	(3) (6) (7) (12) (28)
						875	847	871

Willis Engine Structured Trust VI	Structured Finance	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,540	1,540	1,500	0.2%	(6)
						1,540	1,540	1,500

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/27	3,622	3,579	3,586	0.5%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.7% Cash	12/21	12/27	550	538	540	0.1%	(6) (7) (12) (28)
		Preferred Stock (170.1 shares)	20.0% PIK	04/24	N/A		190	187	—%	(6)
		Common Stock (777.3 shares)	N/A	12/21	N/A		777	484	0.1%	(6) (27)
						4,172	5,084	4,797

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	03/24	03/30	4,733	4,644	4,656	0.7%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 10.6% Cash	03/24	03/30	36	32	33	—%	(6) (7) (12) (28)
						4,769	4,676	4,689

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	$1,156	$1,156	$1,140	0.2%	(6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	5,296	5,191	5,223	0.8%	(6) (7) (12)
		Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(14)	(13)	—%	(6) (7) (12) (28)
						6,452	6,333	6,350

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	05/22	05/29	238	233	232	—%	(3) (6) (7) (9)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	05/22	05/29	8,380	7,704	8,149	1.2%	(3) (6) (7) (15)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	2,846	2,595	2,755	0.4%	(3) (6)
		Common Stock (18,266,390 shares)	N/A	05/22	N/A		226	245	—%	(3) (6) (27)
						11,464	10,758	11,381

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/22	02/28	4,606	4,535	4,530	0.7%	(6) (7) (12)
		Revolver	SOFR + 5.50%, 10.3% Cash	02/22	02/28	237	232	230	—%	(6) (7) (12) (28)
		LLC Units (76.3 units)	N/A	02/22	N/A		76	94	—%	(6) (27)
						4,843	4,843	4,854

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	03/22	03/29	2,880	2,783	2,327	0.3%	(3) (6) (7) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	365	342	295	—%	(3) (6) (7) (15)
						3,245	3,125	2,622

Subtotal Non–Control / Non–Affiliate Investments (171.0%)*						1,152,632	1,183,165	1,174,497

Affiliate Investments: (4)
Banff Partners LP	Investment Funds & Vehicles	10% Partnership Interest	N/A	03/21	N/A		14,646	17,201	2.5%	(3) (27)
							14,646	17,201

Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	12/23	12/30	2,486	2,486	2,486	0.4%	(6) (12)
		Common Stock (497,228 shares)	N/A	12/23	N/A		4,871	5,077	0.7%	(6) (27)
						2,486	7,357	7,563

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,833	7,870	1.1%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,930	3,755	3,722	0.5%	(6)
		LLC Units (1,574,005.5 units)	N/A	11/21	N/A		7,322	7,838	1.1%	(6) (27)
						12,240	18,910	19,430

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.2% Cash	07/21	07/28	3,369	3,332	3,369	0.5%	(6) (11) (28)
		Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,232	2,246	0.3%	(6)
		LLC Units (44,197,541 units)	N/A	07/21	N/A		45,934	67,622	9.8%	(6)
						5,615	51,498	73,237

Rocade Holdings LLC	Other Financial	Preferred LP Units (50,500 units)	SOFR + 6.0% PIK, 11.0% PIK	02/23	N/A		60,080	60,089	8.7%	(6) (12) (28)
		Common LP Units (15.4 units)	N/A	02/23	N/A		—	696	0.1%	(6) (27)
							60,080	60,785

Thompson Rivers LLC	Investment Funds & Vehicles	6.6% Member Interest	N/A	06/20	N/A		9,493	3,549	0.5%	(27)
							9,493	3,549

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company (5)	Industry (31)	Investment Type (1)(2)(32)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		$24,706	$12,919	1.9%	(3)
							24,706	12,919

Subtotal Affiliate Investments (28.3%)*						20,341	186,690	194,684

Total Investments, September 30, 2024 (199.3%)*						$1,172,973	$1,369,855	$1,369,181

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$40,370	$27,617	BNP Paribas SA	10/08/24	$372
Foreign currency forward contract (AUD)	$26,555	A$39,556	BNP Paribas SA	10/08/24	(870)
Foreign currency forward contract (AUD)	$538	A$814	HSBC Bank USA	10/08/24	(26)
Foreign currency forward contract (AUD)	$26,281	A$38,370	BNP Paribas SA	01/08/25	(341)

Foreign currency forward contract (CAD)	C$4,698	$3,479	BNP Paribas SA	10/07/24	(2)
Foreign currency forward contract (CAD)	C$523	$383	HSBC Bank USA	10/07/24	4
Foreign currency forward contract (CAD)	$3,826	C$5,221	HSBC Bank USA	10/07/24	(38)
Foreign currency forward contract (CAD)	$3,487	C$4,698	BNP Paribas SA	01/08/25	2

Foreign currency forward contract (DKK)	4,232kr.	$632	HSBC Bank USA	10/07/24	1
Foreign currency forward contract (DKK)	$13	85kr.	BNP Paribas SA	10/07/24	—
Foreign currency forward contract (DKK)	$607	4,147kr.	HSBC Bank USA	10/07/24	(13)
Foreign currency forward contract (DKK)	$635	4,232kr.	HSBC Bank USA	01/08/25	(1)

Foreign currency forward contract (EUR)	€105,464	$117,408	BNP Paribas SA	10/07/24	144
Foreign currency forward contract (EUR)	$5,119	€4,635	BNP Paribas SA	10/07/24	(47)
Foreign currency forward contract (EUR)	$109,975	€100,830	HSBC Bank USA	10/07/24	(2,412)
Foreign currency forward contract (EUR)	$116,820	€104,564	BNP Paribas SA	01/08/25	(165)
Foreign currency forward contract (EUR)	$336	€300	HSBC Bank USA	01/08/25	—

Foreign currency forward contract (GBP)	£20,435	$27,264	BNP Paribas SA	10/07/24	114
Foreign currency forward contract (GBP)	$3,616	£2,749	BNP Paribas SA	10/07/24	(67)
Foreign currency forward contract (GBP)	$22,719	£17,685	HSBC Bank USA	10/07/24	(976)
Foreign currency forward contract (GBP)	$27,254	£20,435	BNP Paribas SA	01/08/25	(115)

Foreign currency forward contract (NZD)	NZ$10,764	$6,742	BNP Paribas SA	10/07/24	107
Foreign currency forward contract (NZD)	$6,690	NZ$10,764	HSBC Bank USA	10/07/24	(159)
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	BNP Paribas SA	01/08/25	(108)

Foreign currency forward contract (NOK)	22,748kr	$2,171	HSBC Bank USA	10/07/24	(12)
Foreign currency forward contract (NOK)	$42	456kr	BNP Paribas SA	10/07/24	(1)
Foreign currency forward contract (NOK)	$2,129	22,292kr	HSBC Bank USA	10/07/24	13
Foreign currency forward contract (NOK)	$2,171	22,748kr	HSBC Bank USA	01/08/25	12

Foreign currency forward contract (SEK)	17,228kr	$1,692	HSBC Bank USA	10/07/24	7
Foreign currency forward contract (SEK)	$41	432kr	BNP Paribas SA	10/07/24	(2)
Foreign currency forward contract (SEK)	$1,640	16,796kr	HSBC Bank USA	10/07/24	(16)
Foreign currency forward contract (SEK)	$1,700	17,228kr	HSBC Bank USA	01/08/25	(7)

Foreign currency forward contract (CHF)	1,778Fr.	$2,096	BNP Paribas SA	10/07/24	10
Foreign currency forward contract (CHF)	$2,022	1,778Fr.	HSBC Bank USA	10/07/24	(84)
Foreign currency forward contract (CHF)	$2,118	1,778Fr.	BNP Paribas SA	01/08/25	(10)
Total Foreign Currency Forward Contracts, September 30, 2024					$(4,686)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2024 represented 199.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.3% of total investments at fair value as of September 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2024 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,219	$—	$—	$—	$982	$17,201	$—
		16,219	—	—	—	982	17,201	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.0%, 12.6% Cash)	2,486	—	—	—	—	2,486	255
	Common Stock (497,228 shares)	4,871	—	—	—	206	5,077	—
		7,357	—	—	—	206	7,563	255

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,824	35	—	—	11	7,870	534
	Subordinated Term Loan (10.0% PIK)	3,434	296	—	—	(8)	3,722	294
	LLC Units (1,574,005.5 units)	6,080	1,850	—	—	(92)	7,838	—
		17,338	2,181	—	—	(89)	19,430	828

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.2% Cash)	2,740	10,249	(9,613)	—	(7)	3,369	292
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	2	—	—	(2)	2,246	129
	LLC Units (44,197,541 units)	72,041	—	—	—	(4,419)	67,622	5,388
		77,027	10,251	(9,613)	—	(4,428)	73,237	5,809

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 11.0% PIK)	55,258	4,822	—	—	9	60,089	4,822
	Common LP Units (15.4 units)	546	—	—	—	150	696	—
		55,804	4,822	—	—	159	60,785	4,822

Thompson Rivers LLC	6.6% Member Interest	5,523	—	(1,947)	—	(27)	3,549	—
		5,523	—	(1,947)	—	(27)	3,549	—

Waccamaw River LLC	20% Member Interest	15,470	—	(330)	—	(2,221)	12,919	3,091
		15,470	—	(330)	—	(2,221)	12,919	3,091

Total Affiliate Investments		$194,738	$17,254	$(11,890)	$—	$(5,418)	$194,684	$14,805
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
September 30, 2024
(Amounts in thousands, except share amounts)
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2024 was 3.35300%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2024 was 3.27900%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2024 was 3.10500%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2024 was 4.84570%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2024 was 4.59211%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2024 was 4.25387%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2024 was 4.96030%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2024 was 4.81560%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2024 was 4.64880%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2024 was 4.30210%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2024 was 4.43410%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2024 was 4.62210%.
(20)The interest rate on these loans is subject to 1 Month CORRA, which as of September 30, 2024 was 4.16088%.
(21)The interest rate on these loans is subject to 3 Month CORRA, which as of September 30, 2024 was 3.91955%.
(22)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2024 was 3.08400%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2024 was 5.05000%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2024 was 1.19930%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2024 was 1.31390%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2024 was 4.64000%.
(27)Investment is non-income producing.
(28)Position or portion thereof is an unfunded loan or equity commitment.
(29)Non-accrual investment.
(30)PIK non-accrual investment.
(31)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	September 30, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$83,715	6.1%	12.2%
Automotive	22,345	1.6	3.2
Banking, Finance, Insurance and Real Estate	224,415	16.4	32.7
Beverage, Food and Tobacco	32,632	2.4	4.7
Capital Equipment	24,673	1.8	3.6
Chemicals, Plastics, and Rubber	28,535	2.1	4.2
Construction and Building	13,376	1.0	1.9
Consumer Goods: Durable	26,069	1.9	3.8
Consumer Goods: Non-durable	20,380	1.5	3.0
Containers, Packaging and Glass	27,887	2.0	4.1
Electrical Components & Equipment	3,484	0.3	0.5
Energy: Electricity	6,348	0.5	0.9
Energy: Oil and Gas	2,857	0.2	0.4
Environmental Industries	29,342	2.1	4.3
Healthcare & Pharmaceuticals	136,494	10.0	19.9
High Tech Industries	126,654	9.3	18.4
Hotel, Gaming and Leisure	21,955	1.6	3.2
Investment Funds and Vehicles	33,669	2.5	4.9
Media: Advertising, Printing and Publishing	30,731	2.2	4.5
Media: Broadcasting and Subscription	9,735	0.7	1.4
Media: Diversified and Production	45,358	3.3	6.6
Services: Business	235,873	17.2	34.3
Services: Consumer	64,782	4.7	9.4
Structured Products	32,549	2.4	4.7
Telecommunications	19,628	1.4	2.9
Transportation: Cargo	56,758	4.1	8.3
Utilities: Electric	8,937	0.7	1.3
Total	$1,369,181	100.0%	199.3%

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
(32)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
September 30, 2024:
Senior debt and 1st lien notes	$1,017,342	74%	$1,001,866	73%	146%
Subordinated debt and 2nd lien notes	102,473	7	102,322	8	15
Structured products	27,407	2	27,318	2	4
Equity shares	171,891	13	200,944	15	29
Equity warrants	2	—	1,153	—	—
Royalty rights	1,895	—	1,909	—	—
Investments in joint ventures	48,845	4	33,669	2	5
	$1,369,855	100%	$1,369,181	100%	199%

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, the Canadian Dollar Offered Rate (“CDOR”), SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$14,730	$—	$—	$—	$1,489	$16,219	$—
		14,730	—	—	—	1,489	16,219	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.0%, 13.3% Cash)	—	2,486	—	—	—	2,486	—
	Common Stock (497,228 shares)	—	4,871	—	—	—	4,871	—
		—	7,357	—	—	—	7,357	—

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	—	7,816	—	—	8	7,824	357
	Subordinated Term Loan (10.0% PIK)	—	3,440	—	—	(6)	3,434	186
	LLC Units (1,203,914.5 units)	—	6,366	—	—	(286)	6,080	—
		—	17,622	—	—	(284)	17,338	543

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	2,605	17,393	(17,249)	—	(9)	2,740	201
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	3	—	—	(3)	2,246	171
	LLC Units (44,197,541 units)	66,738	175	(307)	—	5,435	72,041	7,163
		71,589	17,571	(17,556)	—	5,423	77,027	7,535

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 11.3% PIK)	—	55,258	—	—	—	55,258	4,758
	Common LP Units (15.4 units)	—	—	—	—	546	546	—
		—	55,258	—	—	546	55,804	4,758

Thompson Rivers LLC	6.6% Member Interest	12,537	—	(7,328)	—	314	5,523	—
		12,537	—	(7,328)	—	314	5,523	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(7,222)	15,470	1,460
		20,212	2,480	—	—	(7,222)	15,470	1,460

Total Affiliate Investments		$119,068	$100,288	$(24,884)	$—	$266	$194,738	$14,296
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
(20)The interest rate on these loans is subject to 1 Month CDOR, which as of December 31, 2023 was 5.45500%.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(29)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$81,217	6.0%	12.5%
Automotive	16,830	1.2	2.6
Banking, Finance, Insurance and Real Estate	227,415	16.9	34.9
Beverage, Food and Tobacco	24,197	1.8	3.7
Capital Equipment	46,500	3.5	7.1
Chemicals, Plastics, and Rubber	25,679	1.9	3.9
Construction and Building	10,070	0.7	1.6
Consumer Goods: Durable	25,563	1.9	3.9
Consumer Goods: Non-durable	9,987	0.7	1.5
Containers, Packaging and Glass	23,032	1.7	3.5
Energy: Electricity	6,676	0.5	1.0
Energy: Oil and Gas	2,670	0.2	0.4
Environmental Industries	30,266	2.2	4.7
Healthcare & Pharmaceuticals	130,845	9.7	20.1
High Tech Industries	141,704	10.5	21.7
Hotel, Gaming and Leisure	19,595	1.5	3.0
Investment Funds and Vehicles	37,212	2.8	5.7
Media: Advertising, Printing and Publishing	32,570	2.4	5.0
Media: Broadcasting and Subscription	8,867	0.7	1.4
Media: Diversified and Production	45,924	3.4	7.1
Services: Business	201,007	14.9	30.8
Services: Consumer	69,643	5.2	10.7
Structured Products	32,763	2.4	5.0
Telecommunications	18,341	1.4	2.8
Transportation: Cargo	68,703	5.1	10.5
Transportation: Consumer	1,900	0.1	0.3
Utilities: Electric	9,945	0.7	1.5
Total	$1,349,121	100.0%	206.9%

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS, AND BASIS OF PRESENTATION
Organization and Business
The Company was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, the Company commenced investment operations and made its first portfolio company investment. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company has elected to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments,” with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
For both the three and nine months ended September 30, 2024 and 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.5 million, respectively. As of September 30, 2024, the Base Management Fee of $0.5 million for the three months ended September 30, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $0.5 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2024, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.5 million and $8.6 million, respectively. For the three and nine months ended September 30, 2023, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.8 million and $8.5 million, respectively. As of September 30, 2024, the Income-Based Fee of $2.5 million for the three months ended September 30, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $3.1 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three months ended September 30, 2024, the Company did not accrue any Capital Gains Fees. For the nine months ended September 30, 2024, the net Capital Gains Fees accrual was nil. For the three and nine months ended September 30, 2023, the Company did not accrue any Capital Gains Fees.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three and nine months ended September 30, 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.7 million, respectively. As of September 30, 2024, the administrative expenses of $0.2 million incurred during the three months ended September 30, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2024:
Senior debt and 1st lien notes	$1,017,342	74%	$1,001,866	73%	146%
Subordinated debt and 2nd lien notes	102,473	7	102,322	8	15
Structured products	27,407	2	27,318	2	4
Equity shares	171,891	13	200,944	15	29
Equity warrants	2	—	1,153	—	—
Royalty rights	1,895	—	1,909	—	—
Investments in joint ventures	48,845	4	33,669	2	5
	$1,369,855	100%	$1,369,181	100%	199%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%	151%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8	16
Structured products	29,479	2	26,173	2	4
Equity shares	162,731	12	192,641	14	30
Equity warrants	2	—	1,043	—	—
Investments in joint ventures	51,123	4	37,212	3	6
	$1,352,116	100%	$1,349,121	100%	207%
During the three months ended September 30, 2024, the Company made 11 new investments totaling $48.8 million and made investments in existing portfolio companies totaling $18.3 million. During the nine months ended September 30, 2024, the Company made 30 new investments totaling $100.3 million and made investments in existing portfolio companies totaling $52.9 million.
During the three months ended September 30, 2023, the Company made 10 new investments totaling $33.8 million and made investments in existing portfolio companies totaling $24.5 million. During the nine months ended September 30, 2023, the Company made 23 new investments totaling $81.2 million, made investments in existing portfolio companies totaling $62.4 million, made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$83,715	6.1%	12.2%	$81,217	6.0%	12.5%
Automotive	22,345	1.6	3.2	16,830	1.2	2.6
Banking, Finance, Insurance and Real Estate	224,415	16.4	32.7	227,415	16.9	34.9
Beverage, Food and Tobacco	32,632	2.4	4.7	24,197	1.8	3.7
Capital Equipment	24,673	1.8	3.6	46,500	3.5	7.1
Chemicals, Plastics, and Rubber	28,535	2.1	4.2	25,679	1.9	3.9
Construction and Building	13,376	1.0	1.9	10,070	0.7	1.6
Consumer Goods: Durable	26,069	1.9	3.8	25,563	1.9	3.9
Consumer Goods: Non-durable	20,380	1.5	3.0	9,987	0.7	1.5
Containers, Packaging and Glass	27,887	2.0	4.1	23,032	1.7	3.5
Electrical Components & Equipment	3,484	0.3	0.5	—	—	—
Energy: Electricity	6,348	0.5	0.9	6,676	0.5	1.0
Energy: Oil and Gas	2,857	0.2	0.4	2,670	0.2	0.4
Environmental Industries	29,342	2.1	4.3	30,266	2.2	4.7
Healthcare & Pharmaceuticals	136,494	10.0	19.9	130,845	9.7	20.1
High Tech Industries	126,654	9.3	18.4	141,704	10.5	21.7
Hotel, Gaming and Leisure	21,955	1.6	3.2	19,595	1.5	3.0
Investment Funds and Vehicles	33,669	2.5	4.9	37,212	2.8	5.7
Media: Advertising, Printing and Publishing	30,731	2.2	4.5	32,570	2.4	5.0
Media: Broadcasting and Subscription	9,735	0.7	1.4	8,867	0.7	1.4
Media: Diversified and Production	45,358	3.3	6.6	45,924	3.4	7.1
Services: Business	235,873	17.2	34.3	201,007	14.9	30.8
Services: Consumer	64,782	4.7	9.4	69,643	5.2	10.7
Structured Products	32,549	2.4	4.7	32,763	2.4	5.0
Telecommunications	19,628	1.4	2.9	18,341	1.4	2.8
Transportation: Cargo	56,758	4.1	8.3	68,703	5.1	10.5
Transportation: Consumer	—	—	—	1,900	0.1	0.3
Utilities: Electric	8,937	0.7	1.3	9,945	0.7	1.5
Total	$1,369,181	100.0%	199.3%	$1,349,121	100.0%	206.9%
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2024, the Company held a 10.0% partnership interest in Banff. As of September 30, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $17.2 million, respectively. As of December 31, 2023, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.2 million, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $135.6 million as of September 30, 2024, as compared to $146.5 million as of December 31, 2023. As of September 30, 2024, Banff’s investments had an aggregate cost of $141.3 million, as compared to $151.9 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$137,386	97%	$131,633	97%
Subordinated debt and 2nd lien notes	3,926	3	4,000	3
	$141,312	100%	$135,633	100%
December 31, 2023:
Senior debt and 1st lien notes	$147,990	97%	$142,490	97%
Subordinated debt and 2nd lien notes	3,917	3	3,987	3
	$151,907	100%	$146,477	100%
As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 10.0% and 10.6%, respectively.
The industry composition of Banff’s investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Aerospace and Defense	$15,138	11.2%	$15,125	10.3%
Banking, Finance, Insurance and Real Estate	17,064	12.6	16,325	11.2
Beverage, Food and Tobacco	8,173	6.0	7,531	5.1
Chemicals, Plastics, and Rubber	1,937	1.4	1,269	0.9
Construction and Building	1,422	1.1	1,364	0.9
Consumer Goods: Durable	1,755	1.3	1,725	1.2
Consumer Goods: Non-durable	6,242	4.6	6,205	4.2
Containers, Packaging and Glass	6,771	5.0	6,607	4.5
Healthcare & Pharmaceuticals	13,831	10.2	17,205	11.8
High Tech Industries	13,681	10.1	20,942	14.3
Media: Advertising, Printing and Publishing	1,920	1.4	1,957	1.3
Media: Diversified and Production	4,400	3.2	4,306	2.9
Services: Business	21,596	15.9	21,900	15.0
Services: Consumer	12,273	9.1	12,509	8.5
Telecommunications	3,412	2.5	3,243	2.2
Transportation: Cargo	6,018	4.4	8,264	5.7
Total	$135,633	100.0%	$146,477	100.0%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Australia	$2,540	1.9%	$4,449	3.0%
Belgium	8,173	6.0	7,531	5.1
Canada	558	0.4	2,221	1.5
France	28,145	20.8	28,669	19.6
Germany	7,376	5.4	7,277	5.0
Hong Kong	6,251	4.6	6,033	4.1
Netherlands	9,572	7.1	9,193	6.3
New Zealand	2,643	1.9	2,596	1.8
Singapore	4,000	2.9	3,984	2.7
United Kingdom	19,640	14.5	20,401	13.9
USA	46,735	34.5	54,123	37.0
Total	$135,633	100.0%	$146,477	100.0%
Banff’s credit facility with Wells Fargo Bank, N.A., which was non-recourse to the Company, initially closed on August 26, 2022 and had $19.2 million outstanding as of December 31, 2023. On March 20, 2024, Banff’s credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both September 30, 2024 and December 31, 2023, the Company had sold $187.9 million of its investments to Banff. As of both September 30, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2024. As of September 30, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2024, Thompson Rivers declared $7.0 million and $29.5 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized $0.5 million and $1.9 million, respectively, of the dividends as a return of capital. For the three and nine months ended September 30, 2023, Thompson Rivers declared $8.0 million and $106.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $7.0 million, respectively, of the dividends as a return of capital.
As of September 30, 2024, Thompson Rivers had $224.6 million in Ginnie Mae early buyout loans and $5.5 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of September 30, 2024, Thompson Rivers had 1,417 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of September 30, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Federal Housing Administration (“FHA”) loans	$218,501	93%	$208,953	93%
Veterans Affairs (“VA”) loans	16,341	7	15,647	7
	$234,842	100%	$224,600	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $49.5 million and $83.5 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $103.8 million and $170.8 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $32.8 million and $50.0 million outstanding as of September 30, 2024 and December 31, 2023, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both September 30, 2024 and December 31, 2023, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2024. As of September 30, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the three and nine months ended September 30, 2024, Waccamaw River declared $2.3 million and $17.1 million, respectively, in dividends, of which $0.5 million and $3.1 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized nil and $0.3 million of the dividends, respectively, as a return of capital. For the three months ended September 30, 2023, Waccamaw River did not declare a dividend. For the nine months ended September 30, 2023, Waccamaw River declared $7.3 million in dividends, of which $1.5 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2024, Waccamaw River had $58.2 million in unsecured consumer loans and $4.0 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of September 30, 2024, Waccamaw River had 8,766 outstanding loans with an average loan size of $8,605, remaining average life to maturity of 36.8 months and weighted average interest rate of 11.9%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $71.0 million outstanding as of December 31, 2023. On April 15, 2024, Waccamaw River’s secured borrowing with JPMorgan Chase Bank, N.A. was terminated and fully repaid. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $51.3 million outstanding as of December 31, 2023. On September 26, 2024, Waccamaw River’s secured borrowing with Barclays Bank PLC was terminated and fully repaid.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)    Includes $85.6 million of total contributed capital by related parties as of both September 30, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of September 30, 2024 and December 31, 2023, $3.4 million and $2.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of September 30, 2024 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2024 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$850,378	Yield Analysis	Market Yield	6.6% – 75.9%	10.1%	Decrease
	20,278	Market Approach	Adjusted EBITDA Multiple	0.5x – 10.5x	8.5x	Increase
	76,511	Recent Transaction	Transaction Price	97.0% – 99.5%	98.3%	Increase
Subordinated debt and 2nd lien notes(2)	82,169	Yield Analysis	Market Yield	8.6% – 18.1%	12.2%	Decrease
	13,000	Market Approach	Adjusted EBITDA Multiple	9.0x – 23.9x	15.8x	Increase
	857	Recent Transaction	Transaction Price	98.0% – 100.0%	98.4%	Increase
Equity shares(4)	19,315	Yield Analysis	Market Yield	11.2% – 33.5%	15.2%	Decrease
	162,844	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.0x	13.1x	Increase
	1,173	Market Approach	Revenue Multiple	5.5x – 9.0x	5.9x	Increase
	7,839	Discounted Cash Flow Analysis	Discount Rate	14.4%	14.4%	Decrease
	2,432	Net Asset Approach	Liabilities	$(88,826.0)	$(88,826.0)	Decrease
	1,508	Recent Transaction	Transaction Price	$0.98 – $100.00	$16.36	Increase
Equity warrants	1,153	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.6x	8.1x	Increase
Royalty rights	1,909	Yield Analysis	Market Yield	20.6% – 26.4%	23.0%	Increase
(1) Excludes investments with an aggregate fair value amounting to $5,231, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $6,296, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $15,060, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(4) Excludes investments with an aggregate fair value amounting to $2,857, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the nine months ended September 30, 2024, two equity positions with an aggregate fair value of $9.5 million transitioned from a market approach to a yield analysis valuation model. In addition, five senior debt and first lien note positions with an aggregate fair value of $13.8 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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
During the year ended December 31, 2023, one equity position with a fair value of $2.6 million and four senior debt and first lien note positions with an aggregate fair value of $7.1 million transitioned from a yield analysis to a market approach valuation model. In addition, one structured product position with a fair value of $6.5 million transitioned from a discounted cash flow analysis to a broker quote valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$49,468	$952,398	$1,001,866
Subordinated debt and 2nd lien notes	—	—	102,322	102,322
Structured products	—	12,258	15,060	27,318
Equity shares	—	2,976	197,968	200,944
Equity warrants	—	—	1,153	1,153
Royalty rights	—	—	1,909	1,909
Investments subject to leveling	$—	$64,702	$1,270,810	$1,335,512
Investments in joint ventures (1)				33,669
				$1,369,181

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,079	$949,079	$985,158
Subordinated debt and 2nd lien notes	—	10,043	96,851	106,894
Structured products	—	11,258	14,915	26,173
Equity shares	78	—	192,563	192,641
Equity warrants	—	—	1,043	1,043
Investments subject to leveling	$78	$57,380	$1,254,451	$1,311,909
Investment in joint ventures (1)				37,212
				$1,349,121
(1)The Company’s investments in Banff, Thompson Rivers and Waccamaw River are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited and Audited Consolidated Balance Sheets.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$—	$1,254,451
New investments	117,725	18,104	—	4,260	—	1,936	142,025
Investment restructuring	(13,015)	—	—	—	—	—	(13,015)
Transfers into (out of) Level 3, net	(3,908)	—	—	(4,330)	—	—	(8,238)
Proceeds from sales of investments	(2,098)	—	—	(44)	—	(41)	(2,183)
Loan origination fees received	(1,833)	(296)	—	—	—	—	(2,129)
Principal repayments received	(95,812)	(16,585)	(1,702)	—	—	—	(114,099)
Payment-in-kind interest /dividends	1,430	2,630	—	5,941	—	—	10,001
Accretion of loan premium /discount	191	84	—	—	—	—	275
Accretion of deferred loan origination revenue	3,892	392	—	—	—	—	4,284
Realized gain (loss)	(4,249)	(53)	—	20	—	—	(4,282)
Unrealized appreciation (depreciation)	996	1,195	1,847	(442)	110	14	3,720
Fair value, end of period	$952,398	$102,322	$15,060	$197,968	$1,153	$1,909	$1,270,810

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	121,288	15,474	—	53,308	—	190,070
Transfers into (out of) Level 3, net	(2)	19,379	1,767	517	—	21,661
Proceeds from sales of investments	(23,494)	—	—	(94)	—	(23,588)
Loan origination fees received	(2,898)	(48)	—	—	—	(2,946)
Principal repayments received	(37,241)	(16,643)	(1,692)	—	—	(55,576)
Payment-in-kind interest /dividends	2,093	1,883	—	4,344	—	8,320
Accretion of loan premium /discount	286	277	—	—	—	563
Accretion of deferred loan origination revenue	3,215	229	—	—	—	3,444
Realized gain (loss)	(2,045)	(161)	—	(446)	—	(2,652)
Unrealized appreciation (depreciation)	1,145	977	235	8,580	85	11,022
Fair value, end of period	$934,540	$119,172	$14,520	$179,087	$561	$1,247,880

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $0.4 million during the nine months ended September 30, 2024 was related to portfolio company investments that were still held by the Company as of September 30, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $6.7 million during the nine months ended September 30, 2023 was related to portfolio company investments that were still held by the Company as of September 30, 2023.
During the nine months ended September 30, 2024, the Company made investments of approximately $111.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2024, the Company made investments of $42.2 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2024 and December 31,

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
2023, the Company had six portfolio companies and one portfolio company, respectively, with investments that were on non-accrual.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,028	$992	$3,059	$2,885
Management, valuation and other fees	190	307	623	993
Royalty income	88	—	125	—
Total Recurring Fee and Other Income	1,306	1,299	3,807	3,878
Non-Recurring Fee and Other Income:
Prepayment fees	26	—	131	213
Acceleration of unamortized loan origination fees	338	116	1,228	645
Advisory, loan amendment and other fees	192	112	382	343
Total Non-Recurring Fee and Other Income	556	228	1,741	1,201
Total Fee and Other Income	$1,862	$1,527	$5,548	$5,079
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
Concentration of Credit Risk
As of both September 30, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 5.3% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2024, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of September 30, 2024 the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 63 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 23 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 58 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 23 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2024 and September 30, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2024, the Company recorded net expenses of $0.4 million and $0.7 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2023, the Company recorded net expenses of $0.1 million and $0.2 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2024 and December 31, 2023 was approximately $1,363.4 million and $1,344.7 million, respectively. As of September 30, 2024, net unrealized appreciation on the Company’s investments (tax basis) was approximately $4.0 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $66.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $62.6 million. As of December 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $2.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations,

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both September 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.8 million pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Credit Facility:
January 15, 2021	April 30, 2026	7.158%	635,950	$644,463
Total Credit Facility			$635,950	$644,463
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(120)	(157)
Total Notes			$99,880	$99,843
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 194.0% as of September 30, 2024.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of (a) 150% at any time that more than 70% of the total fair value of the Company’s portfolio comprises cash, cash equivalents, long-term U.S. government securities or first lien loans to portfolio companies, or (b) 167% or 200% at specified concentrations of such assets at amounts less than or equal to 70% of the total fair value of the Company’s portfolio, (iii) meeting a minimum liquidity test, (iv) meeting a minimum net worth test, and (v) maintaining the Company’s status as a RIC under the Code and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of September 30, 2024, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2024, the Company had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.345% (with Term SOFR borrowings subject to one month SOFR of 5.095%), borrowings denominated in British pounds sterling of £27.2 million ($36.5 million U.S. dollars) with an interest rate of 7.133% (one month SONIA of 4.950%), borrowings denominated in Euros of €58.0 million ($64.7 million U.S. dollars) with an interest rate of 5.650% (one month EURIBOR of 3.500%) and borrowings denominated in Australian Dollars of A$2.5 million ($1.7 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2024 and December 31, 2023, the fair values of the borrowings outstanding under the ING Credit Facility were $636.0 million and $644.5 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2024, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of September 30, 2024 and December 31, 2023, the fair values of the February 2027 Notes were $96.4 million and $90.2 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$40,370	$27,617	10/08/24	$372	Derivative assets
Foreign currency forward contract (AUD)	$26,555	A$39,556	10/08/24	(870)	Derivative liabilities
Foreign currency forward contract (AUD)	$538	A$814	10/08/24	(26)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,281	A$38,370	01/08/25	(341)	Derivative liabilities

Foreign currency forward contract (CAD)	C$4,698	$3,479	10/07/24	(2)	Derivative liabilities
Foreign currency forward contract (CAD)	C$523	$383	10/07/24	4	Derivative assets
Foreign currency forward contract (CAD)	$3,826	C$5,221	10/07/24	(38)	Derivative liabilities
Foreign currency forward contract (CAD)	$3,487	C$4,698	01/08/25	2	Derivative assets

Foreign currency forward contract (DKK)	4,232kr.	$632	10/07/24	1	Derivative assets
Foreign currency forward contract (DKK)	$13	85kr.	10/07/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$607	4,147kr.	10/07/24	(13)	Derivative liabilities
Foreign currency forward contract (DKK)	$635	4,232kr.	01/08/25	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	€105,464	$117,408	10/07/24	144	Derivative assets
Foreign currency forward contract (EUR)	$5,119	€4,635	10/07/24	(47)	Derivative liabilities
Foreign currency forward contract (EUR)	$109,975	€100,830	10/07/24	(2,412)	Derivative liabilities
Foreign currency forward contract (EUR)	$116,820	€104,564	01/08/25	(165)	Derivative liabilities
Foreign currency forward contract (EUR)	$336	€300	01/08/25	—	Derivative assets

Foreign currency forward contract (GBP)	£20,435	$27,264	10/07/24	114	Derivative assets
Foreign currency forward contract (GBP)	$3,616	£2,749	10/07/24	(67)	Derivative liabilities
Foreign currency forward contract (GBP)	$22,719	£17,685	10/07/24	(976)	Derivative liabilities
Foreign currency forward contract (GBP)	$27,254	£20,435	01/08/25	(115)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$10,764	$6,742	10/07/24	107	Derivative assets
Foreign currency forward contract (NZD)	$6,690	NZ$10,764	10/07/24	(159)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	01/08/25	(108)	Derivative liabilities

Foreign currency forward contract (NOK)	22,748kr	$2,171	10/07/24	(12)	Derivative liabilities
Foreign currency forward contract (NOK)	$42	456kr	10/07/24	(1)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,129	22,292kr	10/07/24	13	Derivative assets
Foreign currency forward contract (NOK)	$2,171	22,748kr	01/08/25	12	Derivative assets

Foreign currency forward contract (SEK)	17,228kr	$1,692	10/07/24	7	Derivative assets
Foreign currency forward contract (SEK)	$41	432kr	10/07/24	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,640	16,796kr	10/07/24	(16)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,700	17,228kr	01/08/25	(7)	Derivative liabilities

Foreign currency forward contract (CHF)	1,778Fr.	$2,096	10/07/24	10	Derivative assets
Foreign currency forward contract (CHF)	$2,022	1,778Fr.	10/07/24	(84)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,118	1,778Fr.	01/08/25	(10)	Derivative liabilities
Total				$(4,686)

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$22,960	A$35,907	01/10/24	$(1,568)	Derivative liabilities
Foreign currency forward contract (AUD)	$569	A$867	01/10/24	(23)	Derivative liabilities

Foreign currency forward contract (CAD)	$4,087	C$5,577	01/10/24	(137)	Derivative liabilities
Foreign currency forward contract (CAD)	$182	C$245	01/10/24	(4)	Derivative liabilities

Foreign currency forward contract (DKK)	$548	3,873kr.	01/10/24	(27)	Derivative liabilities
Foreign currency forward contract (DKK)	$17	120kr.	01/10/24	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	$93,155	€88,305	01/10/24	(4,541)	Derivative liabilities
Foreign currency forward contract (EUR)	$7,409	€6,840	01/10/24	(158)	Derivative liabilities

Foreign currency forward contract (GBP)	$18,602	£15,328	01/10/24	(927)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	01/10/24	(373)	Derivative liabilities
Foreign currency forward contract (NZD)	$126	NZ$215	01/10/24	(10)	Derivative liabilities

Foreign currency forward contract (NOK)	$1,946	21,024kr	01/10/24	(130)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,523	16,000kr	01/10/24	(69)	Derivative liabilities

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	01/10/24	(148)	Derivative liabilities
Total				$(8,116)
As of September 30, 2024 and December 31, 2023, the total fair value of the Company’s foreign currency forward contracts was $(4.7) million and $(8.1) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of both September 30, 2024 and December 31, 2023, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both September 30, 2024 and December 31, 2023, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$184	$254
AD Bidco, Inc.(1)	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.(1)	Revolver	434	—
Adhefin International(1)(3)	Delayed Draw Term Loan	424	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	—	236
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	489	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	112	—
AirX Climate Solutions, Inc.(1)(2)	Revolver	163	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	648	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)	Revolver	—	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	699	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,305	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	198	271
ASC Communications, LLC(1)	Revolver	658	659

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	183	471
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	998	982
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.(1)	Revolver	321	321
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,016	1,006
BKF Buyer, Inc.(1)(2)	Revolver	1,253	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	127	126
BrightSign LLC(1)	Revolver	167	238
CAi Software, LLC(1)(2)	Revolver	354	707
Caldwell & Gregory LLC(1)	Delayed Draw Term Loan	2,250	—
Caldwell & Gregory LLC(1)	Revolver	1,500	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	95	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	314	993
Cascade Residential Services LLC(1)	Revolver	132	165
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	2,027	—
CCFF Buyer, LLC(1)	Revolver	608	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	528	523
CSL DualCom(1)(4)	Capex/Acquisition Term Loan	197	187
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	714
DISA Holdings Corp.(1)	Revolver	286	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	711	704
Eclipse Business Capital, LLC(1)	Revolver	7,861	8,490
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	195	—
EMI Porta Holdco LLC(1)(2)	Revolver	1,119	173
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,839	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	1,000	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	551	524
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	1	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2	—
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
GCDL LLC(1)(2)	Delayed Draw Term Loan	108	—
GCDL LLC(1)(2)	Revolver	108	—
Global Academic Group Limited(1)(7)	Term Loan	277	276
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	18	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	1,256	—
Graphpad Software, LLC(1)	Revolver	523	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	30	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	162	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	113	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
HEKA Invest(1)(3)	Delayed Draw Term Loan	581	575
HemaSource, Inc.(1)	Revolver	902	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	260	338
HomeX Services Group LLC(1)	Revolver	135	135
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Hydratech Holdings, Inc.(1)(2)	Delayed Draw Term Loan	2,957	—
Hydratech Holdings, Inc.(1)(2)	Revolver	670	—
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	82	—
Ice House America, L.L.C.(1)	Revolver	151	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	627	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	157	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	—	656
ISTO Technologies II, LLC(1)	Revolver	238	238
ITI Intermodal, Inc.(1)(2)	Revolver	530	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	336	334
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,203
Keystone Bidco B.V.(1)(3)	Delayed Draw Term Loan	200	—
Keystone Bidco B.V.(1)(3)	Revolver	75	—
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,133	1,121
LeadsOnline, LLC(1)	Revolver	1,952	1,640
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	25	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	111	106
Marshall Excelsior Co.(1)(2)	Revolver	—	133
MB Purchaser, LLC(1)	Delayed Draw Term Loan	381	—
MB Purchaser, LLC(1)	Revolver	103	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	290
Media Recovery, Inc. (SpotSee)(1)	Revolver	433	—
Media Recovery, Inc. (SpotSee)(1)(4)	Revolver	542	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	296	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	373	387
Modern Star Holdings Bidco Pty Limited.(1)(2)(5)	Term Loan	343	338
Modern Star Holdings Bidco Pty Limited.(1)(2)(5)	Term Loan	78	77
Moonlight Bidco Limited(1)(4)	Delayed Draw Term Loan	591	562
Narda Acquisitionco., Inc.(1)	Revolver	684	684

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	1,477	1,515
NAW Buyer LLC(1)(2)	Revolver	379	303
NeoxCo(1)(3)	Delayed Draw Term Loan	502	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(1)	Revolver	73	73
NF Holdco, LLC(1)(2)	Revolver	331	442
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	—	1,042
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	—	479
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	484	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	685	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	315
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Acquisition Facility	432	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(1)	Revolver	384	—
Process Insights Acquisition, Inc.(1)	Revolver	—	676
ProfitOptics, LLC(1)(2)	Revolver	68	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	—	174
Pro-Vision Solutions Holdings, LLC(1)(2)	Revolver	2,063	—
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	208	206
Qualified Industries, LLC(1)	Revolver	242	242
Questel Unite(1)(2)(3)	Incremental Term Loan	—	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	—	841
R1 Holdings, LLC(1)	Revolver	973	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,327	3,309
Randys Holdings, Inc.(1)	Revolver	1,075	995
REP SEKO MERGER SUB LLC(1)(2)	Revolver	59	—
Rocade Holdings LLC(1)	Preferred Equity	4,500	4,500
Rock Labor LLC(1)	Revolver	625	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	—	461
Royal Buyer, LLC(1)	Revolver	874	670
RPX Corporation(1)(2)	Revolver	1,008	—
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(3)	Term Loan	2,647	—
Sansidor BV(1)(2)(3)	Acquisition Facility Term Loan	427	—
SBP Holdings LP(1)	Delayed Draw Term Loan	—	75
SBP Holdings LP(1)	Revolver	447	532
Scaled Agile, Inc.(1)(2)	Revolver	—	280
Scout Bidco B.V.(1)(2)(3)	Revolver	539	320
Sinari Invest(1)(3)	Delayed Draw Term Loan	624	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	156	312
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	—	2,294
SmartShift Group, Inc.(1)	Revolver	1,101	1,101
Solo Buyer, L.P.(1)(2)	Revolver	958	798

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	156	90
SPATCO Energy Solutions, LLC(1)(2)	Delayed Draw Term Loan	817	—
SPATCO Energy Solutions, LLC(1)(2)	Revolver	594	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	938	937
Spatial Business Systems LLC(1)(2)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	860	1,487
Superjet Buyer, LLC(1)(2)	Revolver	1,314	1,095
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	231
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	339	409
Tank Holding Corp(1)(2)	Revolver	191	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,213	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	261	—
Techone B.V.(1)(3)	Revolver	159	94
Tencarva Machinery Company, LLC(1)(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	1,615
Trader Corporation(1)(6)	Revolver	173	177
Trintech, Inc.(1)	Revolver	255	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	256	840
UBC Ledgers Holding AB(1)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	71	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	691	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	484	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	234
WEST-NR ACQUISITIONCO, LLC(1)	Delayed Draw Term Loan	1,224	1,250
Whitcraft Holdings, Inc.(1)	Revolver	459	880
White Bidco Limited(1)	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(1)(2)	Line Of Credit	498	318
World 50, Inc.(1)	Revolver	207	—
WWEC Holdings III Corp(1)(2)	Revolver	932	757
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	—	2,062
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	1,466
ZB Holdco LLC(1)(2)	Revolver	186	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$106,073	$114,328
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Neither the Company, the Adviser, nor the Company’s subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses. The Company, the Adviser, and the Company’s subsidiaries may from time to time, however, be involved in litigation arising out of operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations in any future reporting period.
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value at beginning of period	$22.27	$21.66
Net investment income (1)	2.15	2.10
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.05)	(0.80)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.08	1.08
Total increase from investment operations (1)	2.18	2.38
Dividends paid to stockholders from net investment income	(1.92)	(1.82)
Dividends paid to stockholders from short-term realized gains	—	(0.03)
Total dividends declared	(1.92)	(1.85)
Net asset value at end of period	$22.53	$22.19
Shares outstanding at end of period	30,488,015	28,885,591
Net assets at end of period	$686,947	$640,994
Average net assets	$673,439	$622,039
Ratio of total expenses to average net assets (annualized) (2)	10.52%	10.82%
Ratio of net investment income to average net assets (annualized) (2)	12.65%	12.67%
Portfolio turnover ratio (annualized)	11.09%	7.60%
Total return (3)	10.06%	11.36%
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
9. SUBSEQUENT EVENTS
On November 6, 2024, the Board declared a quarterly dividend of $0.64 per share payable on December 11, 2024 to holders of record as of November 27, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced investment operations and made our first portfolio company investment. We are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). An externally-managed business development company (“BDC”) generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and an administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”).
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
As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.6% and 10.9%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.4% and 10.7% as of September 30, 2024 and December 31, 2023, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $348.7 billion Global Fixed Income Platform (as of September 30, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 49 investment professionals (as of September 30, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 19 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,369.2 million as of September 30, 2024, as compared to $1,349.1 million as of December 31, 2023. As of September 30, 2024, we had investments in 268 portfolio companies with an aggregate cost of $1,369.9 million. As of December 31, 2023, we had investments in 256 portfolio companies with an aggregate cost of $1,352.1 million. As of both September 30, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$1,017,342	74%	$1,001,866	73%
Subordinated debt and 2nd lien notes	102,473	7	102,322	8
Structured products	27,407	2	27,318	2
Equity shares	171,891	13	200,944	15
Equity warrants	2	—	1,153	—
Royalty rights	1,895	—	1,909	—
Investments in joint ventures	48,845	4	33,669	2
	$1,369,855	100%	$1,369,181	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8
Structured products	29,479	2	26,173	2
Equity shares	162,731	12	192,641	14
Equity warrants	2	—	1,043	—
Investments in joint ventures	51,123	4	37,212	3
	$1,352,116	100%	$1,349,121	100%
Investment Activity
During the nine months ended September 30, 2024, we made 30 new investments totaling $100.3 million and made investments in existing portfolio companies totaling $52.9 million. We had 17 loans repaid totaling $91.1 million and received $36.7 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $3.3 thousand. We received $2.3 million of return of capital from our joint venture and royalty rights investments. In addition, one of our debt investments was restructured, which resulted in a loss of $4.4 million. Lastly, we received proceeds related to the sale of equity investments totaling $19.7 million and recognized a net realized gain on such sales totaling $5.8 million.

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
Total portfolio investment activity for the nine months ended September 30, 2024 and 2023 was as follows:

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$—	$37,212	$1,349,121
New investments	128,870	18,104	—	4,260	—	1,936	—	153,170
Investment restructuring	(13,015)	—	—	12,984	31	—	—	—
Proceeds from sales of investments / return of capital	(2,098)	—	—	(19,623)	(118)	(41)	(2,278)	(24,158)
Loan origination fees received	(1,833)	(296)	—	—	—	—	—	(2,129)
Principal repayments received	(96,748)	(26,938)	(2,083)	—	—	—	—	(125,769)
Payment-in-kind interest /dividends	1,885	2,630	—	5,941	—	—	—	10,456
Accretion of loan premium /discount	341	146	11	—	—	—	—	498
Accretion of deferred loan origination revenue	3,895	392	—	—	—	—	—	4,287
Realized gain (loss)	(4,249)	(53)	—	5,599	87	—	—	1,384
Unrealized appreciation (depreciation)	(340)	1,443	3,217	(858)	110	14	(1,265)	2,321
Fair value, end of period	$1,001,866	$102,322	$27,318	$200,944	$1,153	$1,909	$33,669	$1,369,181

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	125,468	15,473	—	53,857	—	2,480	197,278
Proceeds from sales of investments /return of capital	(30,089)	—	(1,272)	(94)	—	(6,998)	(38,453)
Loan origination fees received	(2,897)	(48)	—	—	—	—	(2,945)
Principal repayments received	(40,111)	(16,644)	(833)	—	—	—	(57,588)
Payment-in-kind interest / dividends	3,310	1,883	—	4,344	—	—	9,537
Accretion of loan premium / discount	501	312	11	—	—	—	824
Accretion of deferred loan origination revenue	3,300	230	—	—	—	—	3,530
Realized gain (loss)	(7,396)	(161)	—	(2,791)	—	—	(10,348)
Unrealized appreciation (depreciation)	4,067	1,985	124	10,144	85	(2,750)	13,655
Fair value, end of period	$976,372	$126,274	$26,351	$179,126	$561	$40,211	$1,348,895

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our risk assessment is based on the following risk rating categories:

•Risk Rating 1:    In the opinion of the Adviser, the issuer is performing materially above expectations at the time of underwriting and the business trends and/or risk factors are favorable.
•Risk Rating 2:    In the opinion of the Adviser, the issuer is performing in a manner consistent with expectations at the time of underwriting and the current risk is believed to be similar to that at the time the asset was originated.
•Risk Rating 3:    In the opinion of the Adviser, the issuer is performing below expectations at the time of underwriting and the investment risk has increased since underwriting.
•Risk Rating 4:    In the opinion of the Adviser, the issuer is performing materially below expectations at the time of underwriting and the investment risk has increased materially since underwriting. Issuers with a risk rating of 4 are typically in violation of one or more debt covenants.
•Risk Rating 5:    In the opinion of the Adviser, the issuer is performing substantially below expectations at the time of underwriting and indicates the investment risk has increased substantially since underwriting. Loans with a risk rating of 5 are not anticipated to be repaid in full or have a possibility to not be repaid in full, and the fair market value reflects the Adviser’s current estimate of recoverable value.

The following table shows the classification of our investments by risk rating as of September 30, 2024 and December 31, 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$148,858	11.0%	$103,644	7.8%
Category 2	888,584	65.7	1,001,691	75.2
Category 3	189,866	14.1	170,681	12.8
Category 4	107,087	7.9	36,051	2.7
Category 5	17,585	1.3	20,835	1.5
Total	$1,351,980	100.0%	$1,332,902	100.0%

(1) Excludes 10% member interest in Banff Partners LP.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2024, we had six portfolio companies with investments on non-accrual, the aggregate fair value of which was $12.1 million, which comprised 0.9% of the total fair value our portfolio, and the aggregate cost of which was $24.1 million, which comprised 1.8% of the total cost of our portfolio. As of December 31, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $13.5 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.3% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2024 is provided below.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of September 30, 2024, the cost of our debt investment in Biolam was $4.4 million and the fair value of such investment was $3.0 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.3 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of September 30, 2024, the cost of our debt investments in Eurofins was $3.4 million and the fair value of such investment was $0.7 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of September 30, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investments was $0.1 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of September 30, 2024, the cost of our debt investments in Marmoutier was $2.8 million and the fair value of such investments was $0.6 million.
REP SEKO MERGER SUB LLC
During the quarter ended September 30, 2024, we placed our first lien senior secured debt investments in REP SEKO MERGER SUB LLC, or SEKO, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investments in SEKO for financial reporting purposes. As of September 30, 2024, the cost of our first lien senior secured debt investments in SEKO was $11.3 million and the fair value of such investment was $7.4 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2024, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $5.0 million, or 0.4% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023
Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$38,679	$37,314	$117,009	$109,601
Total operating expenses	16,697	17,750	52,400	50,257
Net investment income before taxes	21,982	19,564	64,609	59,344
Income taxes, including excise tax expense	448	62	724	216
Net investment income after taxes	21,534	19,502	63,885	59,128
Net realized gains (losses)	406	(8,229)	(1,633)	(22,522)
Net unrealized appreciation (depreciation)	(3,875)	12,807	2,306	30,518
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(3,469)	4,578	673	7,996
Net increase in net assets resulting from operations	$18,065	$24,080	$64,558	$67,124
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income	$30,233	$30,199	$90,262	$86,885
Dividend income	4,797	3,542	15,778	11,807
Fee and other income	1,862	1,527	5,548	5,079
Payment-in-kind interest income	1,777	2,015	5,389	5,775
Interest income from cash	10	31	32	55
Total investment income	$38,679	$37,314	$117,009	$109,601
The change in total investment income for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to increased dividends from portfolio companies and joint venture investments. For the three months ended September 30, 2024, dividends from portfolio companies and joint venture investments were $4.8 million, as compared to $3.5 million for the three months ended September 30, 2023.
The change in total investment income for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates in the first quarter of 2024 as compared to the first quarter of 2023 and increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 11.0% as of the first quarter of 2024, as compared to 10.3% as of the first quarter of 2023. For the nine months ended September 30, 2024, dividends from portfolio companies and joint venture investments were $15.8 million, as compared to $11.8 million for the nine months ended September 30, 2023.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses:
Interest and other financing fees	$12,753	$13,610	$39,553	$37,765
Base management fee	515	510	1,547	1,501
Incentive management fees	2,540	2,795	8,629	8,478
Other general and administrative expenses	889	835	2,671	2,513
Total operating expenses	$16,697	$17,750	$52,400	$50,257
Interest and Other Financing Fees
Interest and other financing fees during both the three and nine months ended September 30, 2024 and 2023 were attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”).
The decrease in interest and other financing fees for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, was primarily attributable to a decrease in the weighted average interest rate on the ING Credit Facility and decreased average borrowings under the ING Credit Facility. The weighted average interest rate on the ING Credit Facility was 7.2% as of September 30, 2024, as compared to 7.4% as of September 30, 2023. For the three months ended September 30, 2024, average borrowings under the ING Credit Facility were $604.2 million, as compared to $659.5 million for the three months ended September 30, 2023.
The increase in interest and other financing fees for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, was primarily attributable to increased weighted average interest rates on the ING Credit Facility in the first quarter of 2024 as compared to the first quarter of 2023. This was partially offset by decreased weighted average interest rates in the third quarter of 2024. The weighted average interest rate on the ING Credit Facility was 7.4% as of March 31, 2024, as compared to 6.7% as of March 31, 2023.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreement and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three and nine months ended September 30, 2024 and 2023, the amount of Base Management Fees incurred was $0.5 million and $1.5 million, respectively.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2024, the amount of Income-Based Fees incurred was $2.5 million and $8.6 million, respectively, as compared to $2.8 million and $8.5 million, respectively, for the three and nine months ended September 30, 2023. The decrease in the Income-Based Fees for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, relates predominately to the incentive fee cap and increased net capital losses as of September 30, 2024, for the trailing 12 quarters. The increase in the Income-Based Fees for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, relates predominately to an increase in pre-incentive fee net investment income. For the nine months ended September 30, 2024, the amount of pre-incentive fee net investment income was approximately $73.2 million, as compared to approximately $67.8 million, for the nine months ended September 30, 2023.

For the three months ended September 30, 2024, we did not accrue any Capital Gains Fees. For the nine months ended September 30, 2024, the net Capital Gains Fees accrual was nil. For the three and nine months ended September 30, 2023, we did not accrue any Capital Gains Fees. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.7 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$803	$(8,107)	$1,384	$(10,348)
Net realized gains (losses) on investments	803	(8,107)	1,384	(10,348)
Foreign currency transactions	836	$51	1,429	531
Forward currency contracts	(1,233)	(173)	(4,446)	(12,705)
Net realized gains (losses)	$406	$(8,229)	$(1,633)	$(22,522)
During the three months ended September 30, 2024, we recognized net realized gains totaling $0.4 million, which consisted primarily of a net gain on our investment portfolio of $0.8 million and a net gain on foreign currency transactions of $0.8 million, partially offset by a net loss on our forward currency contracts of $1.2 million. The net gain on our investment portfolio predominately related to a $1.1 million gain on the sale of one investment, which was reclassified from unrealized depreciation during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized net realized losses totaling $1.6 million, which consisted primarily of a net loss on our forward currency contracts of $4.4 million, partially offset by a net gain on our portfolio of $1.4 million and a net gain on foreign currency transactions of $1.4 million. The net gain on our investment portfolio predominantly related to a $5.8 million gain on the sale of two investments, partially offset by a $4.4 million loss on the restructuring of one investment which was primarily reclassified from unrealized depreciation during the nine months ended September 30, 2024.
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

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$7,625	$4,473	$7,693	$10,196
Affiliate investments	(1,026)	(495)	(5,418)	3,359
Net unrealized appreciation (depreciation) on investments	6,599	3,978	2,275	13,555
Foreign currency transactions	(4,861)	3,266	(3,399)	(481)
Forward currency contracts	(5,613)	5,563	3,430	17,444
Net unrealized appreciation (depreciation)	$(3,875)	$12,807	$2,306	$30,518
During the three months ended September 30, 2024, we recorded net unrealized depreciation totaling $3.9 million, consisting of net unrealized depreciation related to forward currency contracts of $5.6 million, net unrealized depreciation related to foreign currency transactions of $4.9 million and net unrealized depreciation reclassification adjustments of $0.8 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation on our current portfolio of $7.4 million. The net unrealized appreciation on our current portfolio of $7.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $11.2 million and broad market moves for investments of $1.2 million, partially offset by the credit or fundamental performance of investments of $5.0 million.
During the nine months ended September 30, 2024, we recorded net unrealized appreciation totaling $2.3 million, consisting of net unrealized appreciation reclassification adjustments of $3.4 million related to the net realized losses on the sales / repayments and restructures of certain investments and net unrealized appreciation related to forward currency contracts of $3.4 million, partially offset by net unrealized depreciation related to foreign currency transactions of $3.4 million and net unrealized depreciation on our current portfolio of $1.1 million. The net unrealized depreciation on our current portfolio of $1.1 million was driven primarily by the credit or fundamental performance of investments of $11.4 million, partially offset by the impact of foreign currency exchange rates on investments of $4.6 million and broad market moves for investments of $5.7 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 194.0% as of September 30, 2024.
Cash Flows
For the nine months ended September 30, 2024, we experienced a net increase in cash in the amount of $1.1 million. During that period, our operating activities provided $41.5 million in cash, with proceeds from sales or repayments of portfolio investments totaling $147.2 million and other cash collections from investments exceeding purchases of portfolio investments of $153.3 million. In addition, our financing activities used $40.4 million of cash, consisting of net repayments of $10.8 million under the ING Credit Facility and dividends paid in the amount of $29.6 million. As of September 30, 2024, we had $37.3 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of September 30, 2024, we were in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2024, we had U.S. dollar borrowings of $533.0 million under the ING Credit Facility with an interest rate of 7.345% (with Term SOFR borrowings subject to one month SOFR of 5.095%), borrowings denominated in British pounds sterling of £27.2 million ($36.5 million U.S. dollars) with an interest rate of 7.133% (one month SONIA of 4.950%), borrowings denominated in Euros of €58.0 million ($64.7 million U.S. dollars) with an interest rate of 5.650% (one month EURIBOR of 3.500%) and borrowings denominated in Australian Dollars of A$2.5 million ($1.7 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2024, the total fair value of the borrowings outstanding under the ING Credit Facility was $636.0 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2024, we were in compliance with all covenants under the February 2022 NPA.
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
As of September 30, 2024, the fair value of the outstanding February 2027 Notes was $96.4 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to September 30, 2024, we made approximately $48.7 million of new commitments, of which $38.0 million closed and funded. The $38.0 million of investments consists of $37.7 million of first lien senior secured debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 9.6%. In addition, we funded $5.0 million of previously committed revolvers and delayed draw term loans.
On November 6, 2024, the Board declared a quarterly dividend of $0.64 per share payable on December 11, 2024 to holders of record as of November 27, 2024.
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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 199% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2023.
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.

Fee and other income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,028	$992	$3,059	$2,885
Management, valuation and other fees	190	307	623	993
Royalty income	88	—	125	—
Total Recurring Fee and Other Income	1,306	1,299	3,807	3,878
Non-Recurring Fee and Other Income:
Prepayment fees	26	—	131	213
Acceleration of unamortized loan origination fees	338	116	1,228	645
Advisory, loan amendment and other fees	192	112	382	343
Total Non-Recurring Fee and Other Income	556	228	1,741	1,201
Total Fee and Other Income	$1,862	$1,527	$5,548	$5,079
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$184	$254
AD Bidco, Inc.(1)	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.(1)	Revolver	434	—
Adhefin International(1)(3)	Delayed Draw Term Loan	424	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	—	236
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	489	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	112	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
AirX Climate Solutions, Inc.(1)(2)	Revolver	163	96
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	648	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)	Revolver	—	145
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	699	665
Arc Education(1)(3)	Delayed Draw Term Loan	1,305	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	198	271
ASC Communications, LLC(1)	Revolver	658	659
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	183	471
ATL II MRO Holdings Inc.(1)	Revolver	1,250	1,250
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	998	982
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.(1)	Revolver	321	321
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,016	1,006
BKF Buyer, Inc.(1)(2)	Revolver	1,253	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,580
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	127	126
BrightSign LLC(1)	Revolver	167	238
CAi Software, LLC(1)(2)	Revolver	354	707
Caldwell & Gregory LLC(1)	Delayed Draw Term Loan	2,250	—
Caldwell & Gregory LLC(1)	Revolver	1,500	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	95	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	314	993
Cascade Residential Services LLC(1)	Revolver	132	165
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	2,027	—
CCFF Buyer, LLC(1)	Revolver	608	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Comply365, LLC(1)	Revolver	556	556
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	528	523
CSL DualCom(1)(4)	Capex/Acquisition Term Loan	197	187
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	714
DISA Holdings Corp.(1)	Revolver	286	226
Dune Group(1)(2)(3)	Delayed Draw Term Loan	711	704
Eclipse Business Capital, LLC(1)	Revolver	7,861	8,490
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	195	—
EMI Porta Holdco LLC(1)(2)	Revolver	1,119	173
eShipping, LLC(1)	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	1,839	1,821
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	77	77
Faraday(1)(3)	Delayed Draw Term Loan	1,000	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	551	524

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	1	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2	—
GB Eagle Buyer, Inc.(1)	Revolver	1,935	1,935
GCDL LLC(1)(2)	Delayed Draw Term Loan	108	—
GCDL LLC(1)(2)	Revolver	108	—
Global Academic Group Limited(1)(7)	Term Loan	277	276
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	18	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	1,256	—
Graphpad Software, LLC(1)	Revolver	523	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	30	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	162	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	113	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
HEKA Invest(1)(3)	Delayed Draw Term Loan	581	575
HemaSource, Inc.(1)	Revolver	902	710
HomeX Services Group LLC(1)	Delayed Draw Term Loan	260	338
HomeX Services Group LLC(1)	Revolver	135	135
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(1)(2)	Revolver	682	682
Hydratech Holdings, Inc.(1)(2)	Delayed Draw Term Loan	2,957	—
Hydratech Holdings, Inc.(1)(2)	Revolver	670	—
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	82	—
Ice House America, L.L.C.(1)	Revolver	151	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	176
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	971
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	627	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	157	155
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	—	656
ISTO Technologies II, LLC(1)	Revolver	238	238
ITI Intermodal, Inc.(1)(2)	Revolver	530	595
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	336	334
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	1,203
Keystone Bidco B.V.(1)(3)	Delayed Draw Term Loan	200	—
Keystone Bidco B.V.(1)(3)	Revolver	75	—
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,133	1,121
LeadsOnline, LLC(1)	Revolver	1,952	1,640
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	25	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	111	106
Marshall Excelsior Co.(1)(2)	Revolver	—	133
MB Purchaser, LLC(1)	Delayed Draw Term Loan	381	—
MB Purchaser, LLC(1)	Revolver	103	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	290	290

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Media Recovery, Inc. (SpotSee)(1)	Revolver	433	—
Media Recovery, Inc. (SpotSee)(1)(4)	Revolver	542	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	296	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	373	387
Modern Star Holdings Bidco Pty Limited.(1)(2)(5)	Term Loan	343	338
Modern Star Holdings Bidco Pty Limited.(1)(2)(5)	Term Loan	78	77
Moonlight Bidco Limited(1)(4)	Delayed Draw Term Loan	591	562
Narda Acquisitionco., Inc.(1)	Revolver	684	684
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	1,477	1,515
NAW Buyer LLC(1)(2)	Revolver	379	303
NeoxCo(1)(3)	Delayed Draw Term Loan	502	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(1)	Revolver	73	73
NF Holdco, LLC(1)(2)	Revolver	331	442
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	—	1,042
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	—	479
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	484	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	685	685
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	315	315
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.(1)	Revolver	273	273
Premium Invest(1)(3)	Acquisition Facility	432	428
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(1)	Revolver	384	—
Process Insights Acquisition, Inc.(1)	Revolver	—	676
ProfitOptics, LLC(1)(2)	Revolver	68	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	—	174
Pro-Vision Solutions Holdings, LLC(1)(2)	Revolver	2,063	—
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	208	206
Qualified Industries, LLC(1)	Revolver	242	242
Questel Unite(1)(2)(3)	Incremental Term Loan	—	2,860
R1 Holdings, LLC(1)	Delayed Draw Term Loan	—	841
R1 Holdings, LLC(1)	Revolver	973	973
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,327	3,309
Randys Holdings, Inc.(1)	Revolver	1,075	995
REP SEKO MERGER SUB LLC(1)(2)	Revolver	59	—
Rocade Holdings LLC(1)	Preferred Equity	4,500	4,500
Rock Labor LLC(1)	Revolver	625	625
Royal Buyer, LLC(1)	Delayed Draw Term Loan	—	461
Royal Buyer, LLC(1)	Revolver	874	670
RPX Corporation(1)(2)	Revolver	1,008	—
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(3)	Term Loan	2,647	—
Sansidor BV(1)(2)(3)	Acquisition Facility Term Loan	427	—
SBP Holdings LP(1)	Delayed Draw Term Loan	—	75
SBP Holdings LP(1)	Revolver	447	532

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Scaled Agile, Inc.(1)(2)	Revolver	—	280
Scout Bidco B.V.(1)(2)(3)	Revolver	539	320
Sinari Invest(1)(3)	Delayed Draw Term Loan	624	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	156	312
Smartling, Inc.(1)	Revolver	588	588
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	—	2,294
SmartShift Group, Inc.(1)	Revolver	1,101	1,101
Solo Buyer, L.P.(1)(2)	Revolver	958	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	156	90
SPATCO Energy Solutions, LLC(1)(2)	Delayed Draw Term Loan	817	—
SPATCO Energy Solutions, LLC(1)(2)	Revolver	594	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	938	937
Spatial Business Systems LLC(1)(2)	Revolver	703	703
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	860	1,487
Superjet Buyer, LLC(1)(2)	Revolver	1,314	1,095
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	231
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	339	409
Tank Holding Corp(1)(2)	Revolver	191	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,213	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	261	—
Techone B.V.(1)(3)	Revolver	159	94
Tencarva Machinery Company, LLC(1)(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	796	796
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	1,615
Trader Corporation(1)(6)	Revolver	173	177
Trintech, Inc.(1)	Revolver	255	255
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	256	840
UBC Ledgers Holding AB(1)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	71	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	691	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	484	479
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	234
WEST-NR ACQUISITIONCO, LLC(1)	Delayed Draw Term Loan	1,224	1,250
Whitcraft Holdings, Inc.(1)	Revolver	459	880
White Bidco Limited(1)	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(1)(2)	Line Of Credit	498	318
World 50, Inc.(1)	Revolver	207	—
WWEC Holdings III Corp(1)(2)	Revolver	932	757
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	—	2,062

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	1,466
ZB Holdco LLC(1)(2)	Revolver	186	423
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$106,073	$114,328
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2024, we were not a party to any interest rate hedging arrangements.
As of September 30, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment.
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

Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024, the U.S. Federal Reserve announced a benchmark rate cut and has announced that it may cut benchmark rates further in the next year, depending on inflation reports and other metrics. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2024, approximately $1,074.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2024, approximately $635.9 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.4% of our total borrowings as of September 30, 2024) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our September 30, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$32,239	$19,078	$13,161
Up 200 basis points	21,493	12,719	8,774
Up 100 basis points	10,746	6,359	4,387
Down 25 basis points	(2,687)	(1,590)	(1,097)
Down 50 basis points	(5,373)	(3,180)	(2,193)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of September 30, 2024, we had U.S. dollar borrowings of $533.0 million outstanding under the ING Credit Facility with an interest rate of 7.345% (with Term SOFR borrowings subject to one month SOFR of 5.095%), borrowings denominated in British pounds sterling of £27.2 million ($36.5 million U.S. dollars) with an interest rate of 7.133% (one month SONIA of 4.950%), borrowings denominated in Euros of €58.0 million ($64.7 million U.S. dollars) with an interest rate of 5.650% (one month EURIBOR of 3.500%) and borrowings denominated in Australian Dollars of A$2.5 million ($1.7 million U.S. dollars) with an interest rate of 6.650% (one month AUD Screen Rate of 4.300%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated July 2, 2024.*

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	November 6, 2024	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)