Form 10-K
period 2024-12-31
Barings Capital Investment Corp
filed 2025-02-20
CIK 1811972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2024, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 20, 2025 was 30,736,412.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
Auditor ID: 185        Auditor Name: KPMG LLP    Auditor Location: Boston, Massachusetts

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
On July 13, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to subscription agreements with investors (each, a “Subscription Agreement”) and have held additional private placement closings thereafter. See “The Private Offering” below for more information. The Company has accepted $568.7 million in aggregate capital commitments from investors. As of December 31, 2024, all commitments have been fully funded.
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
We are a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g. private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Barings’ SEC co-investment exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder (as amended, the “Co-Investment Exemptive Relief”), permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us.
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
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. As a BDC, at least 70% of our assets must be “qualifying assets” (measured at the time of investment), which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and such BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, we will be permitted to and may invest up to 30% of our total assets opportunistically in “non-qualifying assets.” See “Item 1. Business — Regulation as a Business Development Company.” These opportunistic investments in non-qualifying assets may include but may not be limited to assets from the following asset classes: European Direct Lending, Structured Credit, Private Asset-Back Securities, High-Yield Investments, Special Situations, Real Estate Debt and/or Mortgage Securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $344.1 billion Global Fixed Income Platform (as of December 31, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of December 31, 2024) located in three offices in the United

States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Investment Committee
The Barings North American Private Finance investment committee (the “Investment Committee”), which is responsible for our investment origination and portfolio monitoring activities for middle-market companies in North America, currently consists of seven members: Bryan High, Head of Barings GPFG; Stuart Mathieson, Head of Europe and APAC Private Credit and Capital Solutions; Terry Harris, Head of Portfolio Management for Barings GPFG; Tyler Gately, Head of North American Private Credit; Matthew Freund, President of the Company, Barings BDC, Inc. (“BBDC”) and Barings Private Credit Corporation (“BPCC”); Brianne Ptacek, Managing Director; and Bob Shettle, Managing Director. The Investment Committee averages approximately 23 years of industry experience. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market companies. Bryan High and Matthew Freund serve as the Company’s portfolio managers.
Bryan High, Stuart Mathieson, Terry Harris, Tom Kilpatrick, a member of Barings’ Private Credit and Capital Solutions Team and Orla Walsh, Managing Director and a member of Barings’ Private Credit Team comprise the Barings GPFG European Investment Committee, and Bryan High, Stuart Mathieson, Terry Harris, Shane Forster, Managing Director, and Justin Hooley, Managing Director, comprise the Barings GPFG Asia-Pacific Investment Committee, which committees are responsible for our investment origination and portfolio monitoring activities for middle-market companies in European and Asia-Pacific geographies, respectively. Barings believes that the individual and shared experience of these senior team members provides Barings GPFG’s investment committees with an appropriate balance of shared investment philosophy and difference of background and opinion.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2024 Barings GPFG has over 95 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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

•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual Adjusted EBITDA of $15.0 million to $75.0 million.
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
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high yield investments and/or mortgage securities. Our special situation investments are generally comprised of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.

Investments
Debt Investments
The terms of our directly originated debt investments in middle market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include excess cash flow sweeps (effectively term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will sometimes include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We focus on investing primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum.
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
•Established Companies with Positive Cash Flow.    We seek to invest in later-stage or mature companies with a proven history of generating positive cash flows. We typically focus on companies with a history of profitability and trailing twelve-month Adjusted EBITDA ranging from $15.0 million to $75.0 million.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPFG. The Investment Committee at Barings GPFG is responsible for all aspects of our investment process for investments in middle-market companies; however, other investment committees within Barings are primarily responsible for the investment process for our opportunistic investments in special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and mortgage securities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
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

Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by Barings and were approved by the Board.
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

Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by its pricing committee.
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
Brokerage Allocation and Other Practices
We paid $0.1 million in brokerage commissions during the fiscal year ended December 31, 2024 in connection with the acquisition and /or disposal of our investments. We did not pay any brokerage commissions during the fiscal years ended December 31, 2023 and December 31, 2022 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Employees
We currently do not have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the investment advisory agreement with Barings (the “Advisory Agreement”) and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
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
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.15% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears. The Base Management Fee is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For the Company’s first quarter, the Base Management Fee was calculated based on the value of the Company’s gross assets as of such quarter-end. The Base Management Fee for any partial quarter is appropriately prorated. For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
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
Board Approval of Advisory Agreement
Our Board initially unanimously approved the Advisory Agreement on June 24, 2020 and most recently re-approved the Advisory Agreement on May 7, 2024. In determining to approve the Advisory Agreement, the Board requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Adviser, the costs of providing services to us, the profitability of the relationship between us and the Adviser, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, the Board, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Advisory Agreement as being in the best interests of our stockholders.

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
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with Barings’ valuation policy. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2022, 2023 and 2024 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
Co-Investment Exemptive Relief
As a BDC, we are required to comply with certain regulatory requirements. For example, we generally are not permitted to make loans to companies controlled by Barings or other funds managed by Barings. We are also not permitted to make any co-investments with Barings or its affiliates (including any fund managed by Barings or an investment adviser controlling, controlled by or under common control with Barings) without exemptive relief from the SEC, subject to certain exceptions. The Co-Investment Exemptive Relief that the SEC has granted to Barings permits certain present and future funds, including us, advised by Barings (or an investment adviser controlling, controlled by or under common control with Barings) to co-invest in suitable negotiated investments. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
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

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
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

Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Itzbell Branca serves as our Chief Compliance Officer.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ Co-Investment Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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
If an entity treated as a partnership for U.S. federal income tax purposes (a “partnership”) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective stockholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or their tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or their particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any changes in the tax laws.
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
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our ICTI will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares. It is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders and will not be eligible for the corporate dividends received deduction. Distributions of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares and regardless of whether paid in cash or reinvested in additional shares.
We may elect to retain our net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, we may report the retained amount as undistributed capital gains in a notice to our stockholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each stockholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by us on the gain and (iii) increase the tax basis for its shares of our stock by an amount equal to the deemed distribution less the tax credit.
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service, or IRS, has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the non-U.S. stockholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if such stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption. For additional information concerning withholding, see “Risk Factors — Risks Relating to Our Business and Structure — There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders” included in Item 1A of Part I of this Annual Report on Form 10-K.
State and Local Tax Treatment
State and local tax treatment may differ from U.S. federal income tax treatment.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.
Available Information
A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings Capital Investment Corporation, 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains our periodic and current reports, proxy and information statements and other information filed electronically by us with the SEC.

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks that we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, could decline, and you may lose all or part of your investment.
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the summary list below can be found further below.
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
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
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
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings’ affiliates. Barings’ affiliates may pursue or enforce rights with respect to one of our portfolio companies on behalf of other funds or accounts managed by it, and those activities may have an adverse effect on us.
Barings may exercise significant influence over us in connection with MassMutual’s direct and indirect ownership of our common stock.
As of February 20, 2025, MassMutual owns approximately 21.6% of our outstanding common stock. Barings, a wholly-owned indirect subsidiary of MassMutual, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as MassMutual may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings, its Investment Committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to the Co-Investment Exemptive Relief, we are generally permitted to co-invest with funds affiliated with Barings if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
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
Pursuant to the Advisory Agreement, Barings has the right to resign as our investment adviser upon 90 days’ written notice, regardless of whether a replacement has been found. Similarly, Barings’ has the right under the Administration Agreement to resign upon 90 days’ written notice, regardless of whether a replacement has been found. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
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
Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the Base Management Fee that we pay to the Adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the Base Management Fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Adviser.
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because OID income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
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
We will have a continuing need for capital to finance our investments. We are and will be, from time to time, party to various financing agreements which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum asset coverage, maximum net debt to equity, and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. An increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to Barings. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.

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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2024 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2024, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024(1)	(27.4)%	(17.0)%	(6.7)%	3.7%	14.1%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2024(2)	(41.6)%	(26.8)%	(12.0)%	2.7%	17.5%
(1) Assumes $1,440.2 million in total assets, $750.5 million in debt outstanding, $693.6 million in net assets and an average cost of funds of 6.150%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024. The assumed amount of debt outstanding for this example includes $650.1 million under our senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”) as of December 31, 2024, $100.0 million under our senior unsecured notes due February 22, 2027 (the “February 2027 Notes”) and assumed additional borrowings of $0.4 million to settle our payable from unsettled transactions as of December 31, 2024.
(2) Assumes $2,048.2 million in total assets, $1,358.2 million in debt outstanding and $693.6 million in net assets as of December 31, 2024, and an average cost of funds of 6.150%, which was the weighted average borrowing cost of our borrowings at December 31, 2024.
Based on our total outstanding indebtedness of $750.1 million as of December 31, 2024, assumed additional borrowings of $0.4 million to settle our payable from unsettled transactions as of December 31, 2024 and an average cost of funds of 6.150%, which was the weighted average borrowing cost of our outstanding borrowings at

December 31, 2024, our investment portfolio must experience an annual return of at least 3.20% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,358.2 million calculated assuming a 150% asset coverage ratio as of December 31, 2024 and an average cost of funds of 6.150%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024, our investment portfolio must experience an annual return of at least 4.08% to cover annual interest payments on our outstanding indebtedness.
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
•The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
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
There may be a possibility of the need to raise additional capital.
We may need additional capital to fund new investments and grow our portfolio of investments. We may access the capital markets periodically to issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with contractual PIK interest or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as PIK interest. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
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
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since shares of our common stock are subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced volatility and disruption in recent years. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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
You may have a current tax liability on distributions reinvested in our common stock pursuant to our dividend reinvestment plan or otherwise but would not receive cash from such distributions to pay such tax liability.
If you participate in our dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.
In addition, in order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of the declared dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock other than in connection with our dividend reinvestment plan.

General Risk Factors
Global capital markets may experience periods of disruption and instability or an economic recession in the future. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material effect on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.
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
Terrorist attacks, acts of war, national disasters, or public health crises (such as outbreaks or pandemics) may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, national disasters, or public health crises (such as outbreaks or pandemics) may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19.
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.
The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material effect on our business, operating results and financial condition.
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
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our access and that of our portfolio companies to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities. The Company’s Chief Compliance Officer (“CCO”) also plays an oversight role in the area of cybersecurity preparedness with respect to these entities.
Board Oversight of Security Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Adviser’s Chief Information Security Officer (“CISO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management and the CISO of the Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters is currently located at 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
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
Holders
As of February 20, 2025, there were 474 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.56	100%	$2.42	98%
Distribution of realized gains	—	—	0.06	2
Total reported on IRS Form 1099-DIV	$2.56	100%	$2.48	100%
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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our ICTI. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2024.
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
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or an applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum.
As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.1% and 10.9%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.0% and 10.7% as of December 31, 2024 and December 31, 2023, respectively.
Portfolio Composition
The total value of our investment portfolio was $1,357.0 million as of December 31, 2024, as compared to $1,349.1 million as of December 31, 2023. As of December 31, 2024 we had investments in 273 portfolio companies with an aggregate cost of $1,375.3 million. As of December 31, 2023, we had investments in 256 portfolio companies with an aggregate cost of $1,352.1 million. As of both December 31, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6
Structured products	27,498	2	27,397	2
Equity shares	181,837	13	209,930	16
Equity warrants	2	—	1,217	—
Royalty rights	1,813	—	2,917	—
Investments in joint ventures	46,560	3	30,203	2
	$1,375,289	100%	$1,356,956	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8
Structured products	29,479	2	26,173	2
Equity shares	162,731	12	192,641	14
Equity warrants	2	—	1,043	—
Investments in joint ventures	51,123	4	37,212	3
	$1,352,116	100%	$1,349,121	100%

Investment Activity
During the year ended December 31, 2024, we made new investments totaling $155.4 million and made investments in existing portfolio companies totaling $110.6 million. We had 27 loans repaid totaling $154.9 million and received $78.1 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $13.2 thousand. We received $4.7 million of return of capital from our joint venture and royalty rights investments. In addition, two of our debt investments were restructured, which resulted in a net realized loss of $8.8 million. Lastly, we received proceeds related to the sale of equity investments totaling $20.0 million and recognized a net realized gain on such sales totaling $5.9 million.
During the year ended December 31, 2023, we made new investments totaling $99.2 million, made investments in existing portfolio companies totaling $91.7 million and made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a $50.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had nine loans repaid at par totaling $61.3 million and received $90.2 million of portfolio company principal payments and sales proceeds, recognizing a loss on these repayments of $5.6 million. We received $7.3 million of return of capital from one of our joint ventures. In addition, four of our debt investments were restructured, which resulted in a loss of $2.7 million. Lastly, we received proceeds related to the sale of equity investments totaling $0.8 million and recognized a net realized loss on the sale totaling $2.3 million.
Total portfolio investment activity for the years ended December 31, 2024 and 2023 was as follows:

December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$—	$37,212	$1,349,121
New investments	233,892	21,614	500	8,069	—	1,936	—	266,011
Investment restructuring	(18,105)	—	—	18,074	31	—	—	—
Proceeds from sales of investments / return of capital	(8,485)	—	—	(19,858)	(118)	(122)	(4,562)	(33,145)
Loan origination fees received	(3,253)	(296)	—	—	—	—	—	(3,549)
Principal repayments received	(166,675)	(55,328)	(2,496)	—	—	—	—	(224,499)
Payment-in-kind interest / dividends	3,097	3,615	—	7,144	—	—	—	13,856
Accretion of loan premium / discount	615	178	15	—	—	—	—	808
Accretion of deferred loan origination revenue	5,746	896	—	—	—	—	—	6,642
Realized gain (loss)	(8,639)	(74)	—	5,676	87	—	—	(2,950)
Unrealized appreciation (depreciation)	(15,559)	1	3,205	(1,816)	174	1,103	(2,447)	(15,339)
Fair value, end of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956

December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value of portfolio, beginning of period	$920,219	$123,244	$28,321	$113,666	$476	$47,479	$1,233,405
New investments	168,163	23,187	—	64,432	—	2,480	258,262
Proceeds from sales of investments / return of capital	(49,313)	—	(1,271)	(821)	—	(7,328)	(58,733)
Loan origination fees received	(3,543)	(61)	—	—	—	—	(3,604)
Principal repayments received	(67,552)	(46,432)	(1,279)	—	—	—	(115,263)
Payment-in-kind interest / dividends	4,393	2,849	—	6,798	—	—	14,040
Accretion of loan premium /discount	655	766	14	—	—	—	1,435
Accretion of deferred loan origination revenue	4,625	390	—	—	—	—	5,015
Realized gain (loss)	(8,139)	(161)	—	(2,270)	(68)	—	(10,638)
Unrealized appreciation (depreciation)	15,650	3,112	388	10,836	635	(5,419)	25,202
Fair value, end of period	$985,158	$106,894	$26,173	$192,641	$1,043	$37,212	$1,349,121
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business — Portfolio Management and Investment Monitoring” in Part I of this Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table shows the classification of our investments by risk rating as of December 31, 2024 and 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	December 31, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$125,396	9%	$103,644	8%
Category 2	868,363	65	1,001,691	75
Category 3	220,436	16	170,681	13
Category 4	115,663	9	36,051	3
Category 5	10,604	1	20,835	1
Total	$1,340,462	100%	$1,332,902	100%
(1) Excludes 10% member interest in Banff.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2024, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.0 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.8 million, which comprised 0.9% of the total cost of our portfolio. As of December 31, 2023, we had one portfolio company with investments on non-accrual, the fair value of which was $13.5 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $17.4 million, which comprised 1.3% of the total cost of our portfolio.
A summary of our non-accrual asset as of December 31, 2024 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of December 31, 2024, the cost of our debt investment in Biolam was $4.4 million and the fair value of such investment was $2.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of December 31, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.3 million.
Eurofins Digital Testing International LUX Holdings, Inc.
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Eurofins was $3.5 million and the fair value of such investments was $1.6 million.

GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of December 31, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.2 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Marmoutier was $2.7 million and the fair value of such investments was $0.3 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of December 31, 2024, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $5.1 million, or 0.4% of the total fair value of our portfolio.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023. The comparison of, and changes between, the fiscal years ended December 31, 2023 and 2022 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.
Results of Operations
Comparison of the years ended December 31, 2024 and 2023
Operating results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Total investment income	$156,969	$149,500
Total operating expenses	69,469	68,719
Net investment income before taxes	87,500	80,781
Income taxes, including excise tax expense	2,007	834
Net investment income after taxes	85,493	79,947
Net realized gains (losses)	(10,404)	(15,039)
Net unrealized appreciation (depreciation)	10,016	22,871
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(388)	7,832
Net increase in net assets resulting from operations	$85,105	$87,779
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Year Ended December 31,
($ in thousands)	2024	2023
Investment income:
Total interest income	$119,392	$118,199
Total dividend income	22,180	16,115
Total fee and other income	8,603	7,260
Total payment-in-kind interest income	6,753	7,854
Interest income from cash	41	72
Total investment income	$156,969	$149,500
The change in total investment income for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was primarily due to increased dividends from portfolio companies and joint venture investments and increased fee and other income. For the year ended December 31, 2024, dividend income was $22.2 million as compared to $16.1 million for the year ended December 31, 2023. For the year ended December 31, 2024, acceleration of unamortized OID income and unamortized loan origination fees totaled $2.9 million, as compared to $2.0 million for the year ended December 31, 2023.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2024	2023
Operating expenses:
Interest and other financing fees	$52,483	$51,816
Base management fees	2,072	2,018
Incentive management fees	11,210	11,540
Other general and administrative expenses	3,704	3,345
Total operating expenses	$69,469	$68,719
Interest and Other Financing Fees
Interest and other financing fees during the years ended December 31, 2024 and December 31, 2023 were predominately attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was primarily attributable to an increase in the weighted average interest rate on the ING Credit Facility, partially offset by lower weighted average borrowings outstanding on the ING Credit Facility during 2024. The weighted average interest on the ING Credit Facility was 7.3% for the year ended December 31, 2024, as compared to 7.1% for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the weighted average borrowings outstanding were $630.7 million and $641.3 million, respectively.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”) quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately prorated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2024 and December 31, 2023, the amount of Base Management Fees incurred were $2.1 million and $2.0 million, respectively.

Incentive Fees
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and an incentive fee cap. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2024 and December 31, 2023, the amount of Income-Based Fees incurred were $11.2 million and $11.5 million, respectively. The decrease in the Income-Based Fees for the year ended December 31, 2024 as compared to the year ended December 31, 2023, relates predominately to the incentive fee cap and increased net capital losses as of December 31, 2024, for the trailing twelve calendar quarters.
For both years ended December 31, 2024 and December 31, 2023, the net Capital Gains Fee accrual was nil. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both years ended December 31, 2024 and December 31, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $0.9 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,950)	$(10,638)
Net realized gains (losses) on investments	(2,950)	(10,638)
Foreign currency transactions	946	998
Forward currency contracts	(8,400)	(5,399)
Net realized gains (losses)	$(10,404)	$(15,039)

For the year ended December 31, 2024, we recognized a net realized loss totaling $10.4 million, which consisted primarily of a net loss on our investment portfolio of $3.0 million and a net loss on forward currency contracts of $8.4 million, partially offset by a net gain on foreign currency transactions of $0.9 million. The net loss on our investment portfolio predominately related to an $8.8 million loss on the restructuring of two investments which was primarily reclassified from unrealized depreciation, partially offset by a $5.8 million gain on the sale of two investments during the year ended December 31, 2024. For the year ended December 31, 2023, we recognized a net realized loss totaling $15.0 million, which consisted primarily of a net loss on our investment portfolio of $10.6 million and a net loss on forward currency contracts of $5.4 million, partially offset by a net gain on foreign currency transactions of $1.0 million. The net loss on our investment portfolio predominately related to a $5.6 million loss on the repayment and sale / exits of investments, a $2.7 million loss on the restructuring of four investments and a $2.3 million loss on the sale of equity investments during the year ended December 31, 2023.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(7,864)	$24,528
Affiliate investments	(8,074)	266
Net unrealized appreciation (depreciation) on investments	(15,938)	24,794
Foreign currency transactions	3,338	(5,227)
Forward currency contracts	22,616	3,304
Net unrealized appreciation (depreciation)	$10,016	$22,871

For the year ended December 31, 2024, we recorded net unrealized appreciation totaling $10.0 million, consisting of net unrealized appreciation on forward currency contracts of $22.6 million, net unrealized appreciation reclassification adjustments of $6.4 million related to the net realized losses on the sales / exits and restructuring of certain investments, and net unrealized appreciation related to foreign currency transactions of $3.3 million, partially offset by net unrealized depreciation on our current portfolio of $21.7 million, and deferred taxes of $0.6 million. The net unrealized depreciation on the Company’s current portfolio of $21.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $15.1 million and the credit or fundamental performance of investments of $11.8 million, partially offset by broad market moves for investments of $5.2 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 150% immediately after each such issuance. Our asset coverage ratio was 190.5% as of December 31, 2024.
Cash Flows
For the year ended December 31, 2024, we experienced a net increase in cash in the amount of $17.6 million. During that period, our operating activities provided $56.6 million in cash, with proceeds from sales or repayments of portfolio investments totaling $255.6 million and other cash collections from investments exceeding purchases of portfolio investments of $265.9 million. In addition, our financing activities used net cash of $39.0 million, consisting primarily of dividends paid in the amount of $43.5 million, partially offset by net borrowings under the ING Credit Facility totaling $4.5 million. At December 31, 2024, we had $53.8 million of cash on hand, including foreign currencies.
For the year ended December 31, 2023, we experienced a net decrease in cash in the amount of $24.6 million.
During that period, our operating activities used $45.0 million in cash, consisting primarily of purchases of portfolio investments of $275.5 million, partially offset by proceeds from sales of investments totaling $174.7 million. In addition, our financing activities provided net cash of $20.3 million, consisting primarily of net borrowings under the ING Credit Facility totaling $58.2 million, partially offset by dividends paid in the amount of $37.9 million. At December 31, 2023, we had $36.2 million of cash on hand, including foreign currencies.
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
On November 15, 2024, we entered into a second amended and restated senior secured credit agreement (the “Amended ING Credit Agreement”), which amended and restated that certain amended and restated senior secured revolving credit agreement, dated as of April 30, 2021. The Amended ING Credit Agreement, among other changes, (a) extended the revolving period under the ING Credit Facility from April 30, 2025 to a scheduled end date of June 30, 2027 or, if earlier, the date the commitment period is terminated under the Amended ING Credit Agreement; (b) extended the stated maturity date from April 30, 2026 to the earliest of (i) June 30, 2028 or (ii) the date that is one year after the termination of the commitment period under the Amended ING Credit Agreement in connection with a Liquidity Event (as defined below) involving us; (c) adjusted the interest rate charged on borrowings under the ING Credit Facility from an applicable spread of either the term SOFR plus 2.15% plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months, to an applicable spread of 2.00% plus a credit spread adjustment of 0.10%; and (d) reallocated $300 million from revolving commitments to term loan commitments. For purposes of the Amended ING Credit Agreement, a “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, included an affiliated BDC), such as a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities).
We can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of our present and future property and assets and is guaranteed by certain of our subsidiaries. The revolving period under the ING Credit Facility terminates on June 30, 2027, and the final maturity date of the ING Credit Facility is scheduled for June 30, 2028.
Borrowings denominated in U.S. Dollars under the ING Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 1.00% or (ii) the term SOFR plus an applicable spread of 2.00% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. We pay a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of December 31, 2024, we were in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2024, we had U.S. dollar borrowings of $556.0 million under the ING Credit Facility with an interest rate of 6.497% (with Term SOFR borrowings subject to one month SOFR of 4.397%), borrowings denominated in British pounds sterling of £27.2 million ($34.1 million U.S. dollars) with an interest rate of 6.733% (one month SONIA of 4.700%) and borrowings denominated in Euros of €58.0 million ($60.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 2.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statement of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2024, the total fair value of the borrowings outstanding under the ING Credit Facility was $650.1 million. See “Note 4. Borrowings — ING Capital Credit Facility” to our Consolidated Financial Statements for additional information regarding the ING Credit Facility.

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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2024, we were in compliance with all covenants under the February 2022 NPA.
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
As of December 31, 2024, the fair value of the outstanding February 2027 Notes was $95.5 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a RIC under the Code and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the IRS) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined in the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and were approved by the Board.
As of December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 196% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2023.
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

Fee income for the years ended December 31, 2024 and 2023, and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Recurring Fee and Other Income:
Amortization of loan origination fees	$4,107	$3,916	$3,161
Management, valuation and other fees	839	1,309	1,142
Royalty income	211	—	—
Total Recurring Fee and Other Income	5,157	5,225	4,303
Non-Recurring Fee and Other Income:
Prepayment fees	598	394	446
Acceleration of unamortized loan origination fees	2,535	1,100	1,112
Advisory, loan amendment and other fees	313	541	627
Total Non-Recurring Fee and Other Income	3,446	2,035	2,185
Total Fee and Other Income	$8,603	$7,260	$6,488
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2024, we were not a party to any interest rate hedging arrangements.
As of December 31, 2024, no settings of LIBOR continue to be published. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment.
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024 and December 2024, the U.S. Federal Reserve announced benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2024, approximately $1,060.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of December 31, 2024, approximately $650.1 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.7% of our total borrowings as of December 31, 2024) under the ING Credit Facility. See “Note 4. Borrowings — ING Capital Credit Facility” to our Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our December 31, 2024 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,819	$19,504	$12,315
Up 200 basis points	21,213	13,002	8,211
Up 100 basis points	10,606	6,501	4,105
Down 25 basis points	(2,652)	(1,625)	(1,027)
Down 50 basis points	(5,303)	(3,251)	(2,052)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for more information on the income based fees.

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of December 31, 2024, we had U.S. dollar borrowings of $556.0 million under the ING Credit Facility with an interest rate of 6.497% (with Term SOFR borrowings subject to one month SOFR of 4.397%), borrowings denominated in British pounds sterling of £27.2 million ($34.1 million U.S. dollars) with an interest rate of 6.733% (one month SONIA of 4.700%) and borrowings denominated in Euros of €58.0 million ($60.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 2.938%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024, we believed we have adequate financial resources to satisfy our unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2024 was as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Accurus Aerospace Corporation(2)	Revolver	$184
AD Bidco, Inc.	Delayed Draw Term Loan	1,174
AD Bidco, Inc.	Revolver	434
Adhefin International(2)(3)	Delayed Draw Term Loan	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	489
AirX Climate Solutions, Inc.	Revolver	163
AlliA Insurance Brokers NV(2)(3)	Delayed Draw Term Loan	259
Americo Chemical Products, LLC	Revolver	471
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	653
Arc Education(3)	Delayed Draw Term Loan	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	179
Artemis Bidco Limited(2)(3)	Delayed Draw Term Loan	663
ASC Communications, LLC	Revolver	658
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	144
ATL II MRO Holdings Inc.	Revolver	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	891
Azalea Buyer, Inc.	Delayed Draw Term Loan	429
Azalea Buyer, Inc.	Revolver	321
Basin Innovation Group, LLC(2)	Delayed Draw Term Loan	295
Basin Innovation Group, LLC(2)	Revolver	255
Biolam Group(2)(3)	Delayed Draw Term Loan	943
BKF Buyer, Inc.(2)	Revolver	1,253
Brightpay Limited(2)(3)	Delayed Draw Term Loan	118
BrightSign LLC	Revolver	131
CAi Software, LLC	Revolver	354
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,987
Caldwell & Gregory LLC	Revolver	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	314

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
CCFF Buyer, LLC	Delayed Draw Term Loan	811
CCFF Buyer, LLC	Revolver	608
CGI Parent, LLC	Revolver	1,653
Comply365, LLC	Revolver	556
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	490
CSL DualCom(4)	Capex / Acquisition Facility	184
DataServ Integrations, LLC	Revolver	481
DecksDirect, LLC(2)	Revolver	34
DISA Holdings Corp.	Revolver	286
Dune Group(2)(3)	Delayed Draw Term Loan	660
EB Development(2)(3)	Delayed Draw Term Loan	553
Eclipse Business Capital, LLC	Revolver	6,244
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	195
EMI Porta Holdco LLC(2)	Revolver	966
eShipping, LLC	Revolver	1,122
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620
Express Wash Acquisition Company, LLC(2)	Revolver	77
Faraday(2)(3)	Delayed Draw Term Loan	928
Finaxy Holding(2)(3)	Delayed Draw Term Loan	1,064
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	515
Forest Buyer, LLC	Revolver	298
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	1
Fortis Payment Systems, LLC(2)	Revolver	2
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	1,734
GB Eagle Buyer, Inc.	Revolver	1,737
GCDL LLC	Delayed Draw Term Loan	108
GCDL LLC	Revolver	108
Global Academic Group Limited(2)(7)	Term Loan	155
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	49
Graphpad Software, LLC	Delayed Draw Term Loan	1,256
Graphpad Software, LLC	Revolver	523
Greenhill II BV(3)	Capex / Acquisition Facility	28
Groupe Product Life(2)(3)	Delayed Draw Term Loan	145
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	164
HEKA Invest(3)	Delayed Draw Term Loan	539
HemaSource, Inc.	Revolver	902
HomeX Services Group LLC	Delayed Draw Term Loan	260
HomeX Services Group LLC	Revolver	135
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023
HTI Technology & Industries(2)	Revolver	682
Hydratech Holdings, Inc.	Delayed Draw Term Loan	1,029
Hydratech Holdings, Inc.	Revolver	551
Ice House America, L.L.C.(2)	Revolver	128

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	582
InvoCare Limited(2)(5)	Delayed Draw Term Loan	110
ISTO Technologies II, LLC	Revolver	238
ITI Intermodal, Inc.	Revolver	530
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	216
Jones Fish Hatcheries & Distributors LLC	Revolver	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	185
Keystone Bidco B.V.(2)(3)	Revolver	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	719
LeadsOnline, LLC	Revolver	1,952
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	23
Marmoutier Holding B.V.(2)(3)	Revolver	65
MB Purchaser, LLC	Delayed Draw Term Loan	258
MB Purchaser, LLC	Revolver	103
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	290
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	506
Media Recovery, Inc. (SpotSee)(2)	Revolver	434
Megawatt Acquisitionco, Inc.(2)	Revolver	238
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	346
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	306
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	69
Moonlight Bidco Limited(2)(4)	Delayed Draw Term Loan	552
Narda Acquisitionco., Inc.	Revolver	684
NAW Buyer LLC	Delayed Draw Term Loan	1,477
NAW Buyer LLC	Revolver	379
Next Holdco, LLC	Delayed Draw Term Loan	189
Next Holdco, LLC	Revolver	73
NF Holdco, LLC(2)	Revolver	552
Northstar Recycling, LLC(2)	Delayed Draw Term Loan	859
Northstar Recycling, LLC(2)	Revolver	706
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	449
OA Buyer, Inc.	Revolver	1,331
OAC Holdings I Corp	Revolver	685
OSP Hamilton Purchaser, LLC(2)	Revolver	189
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	262
Polara Enterprises, L.L.C.	Revolver	273
Premium Invest(2)(3)	Capex / Acquisition Facility	401
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	623
Process Insights Acquisition, Inc.(2)	Revolver	69
ProfitOptics, LLC(2)	Revolver	97
Pro-Vision Solutions Holdings, LLC	Revolver	2,063
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	193
Qualified Industries, LLC(2)	Revolver	242

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
R1 Holdings, LLC	Revolver	801
Randys Holdings, Inc.	Delayed Draw Term Loan	2,327
Randys Holdings, Inc.	Revolver	924
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762
Rapid Buyer LLC(2)	Revolver	881
Rocade Holdings LLC	Preferred Equity	4,500
Rock Labor LLC(2)	Revolver	625
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,168
ROI Solutions LLC(2)	Revolver	1,940
Royal Buyer, LLC	Revolver	874
RPX Corporation	Revolver	1,008
Saab Purchaser, Inc. (2)	Delayed Draw Term Loan	1,915
Saab Purchaser, Inc. (2)	Revolver	958
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	396
SBP Holdings LP	Revolver	532
Scout Bidco B.V.(2)(3)	Revolver	500
Sinari Invest(2)(3)	Delayed Draw Term Loan	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	156
Skyvault Holdings LLC	Delayed Draw Term Loan	3,033
Smartling, Inc.	Revolver	588
SmartShift Group, Inc.	Revolver	1,101
Solo Buyer, L.P.(2)	Revolver	878
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	727
SPATCO Energy Solutions, LLC	Revolver	594
Spatial Business Systems LLC	Revolver	703
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	803
Superjet Buyer, LLC(2)	Revolver	1,460
SVI International LLC	Delayed Draw Term Loan	74
SVI International LLC	Revolver	74
Tank Holding Corp(2)	Delayed Draw Term Loan	92
Tank Holding Corp(2)	Revolver	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	1,603
TAPCO Buyer LLC(2)	Revolver	583
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	233
Techone B.V.(2)(3)	Revolver	147
Tencarva Machinery Company, LLC(2)	Revolver	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	796
THG Acquisition, LLC(2)	Delayed Draw Term Loan	814
THG Acquisition, LLC(2)	Revolver	496

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Trintech, Inc.	Revolver	255
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	211
TSYL Corporate Buyer, Inc.(2)	Revolver	122
UBC Ledgers Holding AB(2)(9)	Delayed Draw Term Loan	234
UHY Advisors, Inc.(2)	Delayed Draw Term Loan	6,623
UHY Advisors, Inc.(2)	Revolver	1,753
Union Bidco Limited(4)	Capex / Acquisition Facility	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	641
Unither (Uniholding)(2)(3)	Delayed Draw Term Loan	449
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	599
Whitcraft Holdings, Inc.	Revolver	446
White Bidco Limited	Delayed Draw Term Loan	257
Woodland Foods, LLC(2)	Line of Credit	550
World 50, Inc.	Revolver	243
WWEC Holdings III Corp	Revolver	932
ZB Holdco LLC(2)	Revolver	169
Total unused commitments to extend financing		$123,644
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
Recent Developments
Subsequent to December 31, 2024, we made approximately $17.8 million of new commitments, of which $11.2 million closed and funded. The $11.2 million of investments consist of $11.1 million of first lien senior secured debt investments, $0.1 million of second lien senior secured debt investments and $12.8 thousand of equity investments. The weighted average yield of the debt investments was 9.5%. In addition, we funded $5.2 million of previously committed revolvers and delayed draw term loans.
On February 20, 2025, the Board declared a quarterly distribution of $0.64 per share payable on March 12, 2025 to holders of record as of February 26, 2025.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

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

10.10
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

10.11
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 30, 2021, among Barings Capital Investment Corporation, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2021 and incorporated herein by reference).

10.12
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

10.13
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

10.14
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated February 22, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on March 1, 2022 and incorporated herein by reference).^

10.15
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated April 25, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on April 29, 2022 and incorporated herein by reference).^

10.16
Incremental Commitment Agreement, dated as of October 13, 2022, among the Company, the subsidiary guarantor party thereto, the lenders party thereto, and ING Capital LLC, as administrative agent and issuing bank (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on October 17, 2022 and incorporated herein by reference).

Number	Exhibit
10.17
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and, solely with respect to Section 2.9 of Amendment No. 2, the subsidiary guarantors party thereto, dated July 2, 2024 (Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference).

10.18
Second Amended and Restated Senior Secured Credit Agreement, dated as of November 15, 2024, among the Company, the lenders party thereto, and ING Capital LLC, as administrative agent, arranger and sole bookrunner (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on November 19, 2024 and incorporated herein by reference).

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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
Date: February 20, 2025

BARINGS CAPITAL INVESTMENT CORPORATION

By:	/s/ Bryan High
Name: Bryan High
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan High	Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Bryan High

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 20, 2025
Eric Lloyd

/s/ Mark F. Mulhern	Director	February 20, 2025
Mark F. Mulhern

/s/ David Mihalick	Director	February 20, 2025
David Mihalick

/s/ Thomas W. Okel	Director	February 20, 2025
Thomas W. Okel

/s/ Jill Olmstead	Director	February 20, 2025
Jill Olmstead

/s/ John A. Switzer	Director	February 20, 2025
John A. Switzer

Barings Capital Investment Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Capital Investment Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Capital Investment Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, agent banks, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Boston, Massachusetts
February 20, 2025

Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,187,354 and $1,170,790 as of December 31, 2024 and 2023, respectively)	$1,163,684	$1,154,383
Affiliate investments (cost of $187,935 and $181,326 as of December 31, 2024 and 2023, respectively)	193,272	194,738
Total investments at fair value	1,356,956	1,349,121
Cash	44,490	27,766
Foreign currencies (cost of $9,617 and $8,229 as of December 31, 2024 and 2023, respectively)	9,352	8,460
Interest and fees receivable	19,492	26,595
Prepaid expenses and other assets	135	169
Derivative assets	17,791	—
Deferred financing fees	7,186	2,234
Receivable from unsettled transactions	2,577	504
Total assets	$1,457,979	$1,414,849
Liabilities:
Accounts payable and accrued liabilities	$3,782	$2,101
Interest payable	3,552	4,224
Administrative fees payable	259	224
Base management fees payable	525	518
Incentive management fees payable	2,581	3,062
Derivative liabilities	3,291	8,116
Payable from unsettled transactions	395	302
Borrowings under subscription and credit facilities	650,124	644,463
Notes payable (net of deferred financing fees)	99,893	99,843
Total liabilities	764,402	762,853
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 30,736,412 and 29,270,679 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	31	29
Additional paid-in capital	666,803	635,451
Total distributable earnings (loss)	26,743	16,516
Total net assets	693,577	651,996
Total liabilities and net assets	$1,457,979	$1,414,849
Net asset value per share	$22.57	$22.27

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$117,762	$117,530	$74,848
Affiliate investments	1,630	669	389
Total interest income	119,392	118,199	75,237
Dividend income:
Non-Control / Non-Affiliate investments	3,851	2,734	1,484
Affiliate investments	18,329	13,381	12,110
Total dividend income	22,180	16,115	13,594
Fee and other income:
Non-Control / Non-Affiliate investments	8,514	7,191	6,468
Affiliate investments	89	69	20
Total fee and other income	8,603	7,260	6,488
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	6,492	7,677	4,167
Affiliate investments	261	177	—
Total payment-in-kind interest income	6,753	7,854	4,167
Interest income from cash	41	72	12
Total investment income	156,969	149,500	99,498
Operating expenses:
Interest and other financing fees	52,483	51,816	26,152
Base management fee (Note 2)	2,072	2,018	1,637
Incentive management fees (Note 2)	11,210	11,540	4,766
Other general and administrative expenses (Note 2)	3,704	3,345	3,471
Total operating expenses	69,469	68,719	36,026
Net investment income before taxes	87,500	80,781	63,472
Income taxes, including excise tax expense	2,007	834	463
Net investment income after taxes	$85,493	$79,947	$63,009

Barings Capital Investment Corporation Consolidated Statement of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended December 31,
	2024	2023	2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,950)	$(10,638)	$(6,741)
Affiliate investments	—	—	39
Net realized gains (losses) on investments	(2,950)	(10,638)	(6,702)
Foreign currency transactions	946	998	4,998
Forward currency contracts	(8,400)	(5,399)	16,089
Net realized gains (losses)	(10,404)	(15,039)	14,385
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(7,864)	24,528	(47,190)
Affiliate investments	(8,074)	266	8,117
Net unrealized appreciation (depreciation) on investments	(15,938)	24,794	(39,073)
Foreign currency transactions	3,338	(5,227)	7,037
Forward currency contracts	22,616	3,304	(11,454)
Net unrealized appreciation (depreciation)	10,016	22,871	(43,490)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and foreign currency contracts	(388)	7,832	(29,105)
Loss on extinguishment of debt	—	—	(181)
Net increase in net assets resulting from operations	$85,105	$87,779	$33,723
Net investment income per share — basic and diluted	$2.85	$2.81	$2.43
Net increase in net assets resulting from operations per share — basic and diluted	$2.84	$3.09	$1.30
Dividends / distributions per share:
Total dividends / distributions	$2.56	$2.48	$2.10
Weighted average shares outstanding — basic and diluted	29,952,967	28,403,659	25,979,365

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2022	21,614,872	$22	$465,631	$19,175	$484,828
Net investment income	—	—	—	63,009	63,009
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	14,385	14,385
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(43,490)	(43,490)
Loss on extinguishment of debt	—	—	—	(181)	(181)
Return of capital and other tax related adjustments	—	—	(472)	472	—
Issuance of common stock	5,109,544	5	113,886	—	113,891
Dividends / distributions	1,070,799	1	23,957	(54,301)	(30,343)
Balance, December 31, 2022	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	79,947	79,947
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(15,039)	(15,039)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	22,871	22,871
Return of capital and other tax related adjustments	—	—	50	(50)	—
Dividends/distributions	1,475,464	1	32,399	(70,282)	(37,882)
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—		85,493	85,493
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,404)	(10,404)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	10,016	10,016
Return of capital and other tax related adjustments	—	—	(1,606)	1,606	—
Dividends / distributions	1,465,733	2	32,958	(76,484)	(43,524)
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$85,105	$87,779	$33,723
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(265,917)	(275,543)	(590,874)
Repayments received / sales of portfolio investments	255,571	174,680	216,060
Loan origination and other fees received	3,549	3,604	10,782
Net realized (gain) loss on investments	2,950	10,638	6,702
Net realized (gain) loss on foreign currency transactions	(946)	(998)	(4,998)
Net realized (gain) loss on forward currency contracts	8,400	5,399	(16,089)
Net unrealized (appreciation) depreciation on investments	15,938	(24,794)	39,073
Net unrealized (appreciation) depreciation on foreign currency transactions	(3,338)	5,227	(7,037)
Net unrealized (appreciation) depreciation on forward currency contracts	(22,616)	(3,304)	11,454
Payment-in-kind interest / dividends	(13,138)	(14,132)	(5,340)
Amortization of deferred financing fees	1,146	992	987
Loss on extinguishment of debt	—	—	181
Accretion of loan origination and other fees	(6,642)	(5,015)	(4,273)
Amortization / accretion of purchased loan premium / discount	(808)	(1,435)	(1,436)
Payments for derivative contracts	(15,804)	(15,509)	(2,296)
Proceeds from derivative contracts	7,404	10,110	18,384
Changes in operating assets and liabilities:
Interest and fees receivable	5,765	(6,586)	(4,656)
Prepaid expenses and other assets	34	16	(23)
Accounts payable and accrued liabilities	643	2,570	(2,361)
Interest payable	(669)	1,338	2,368
Net cash provided by (used in) operating activities	56,627	(44,963)	(299,669)
Cash flows from financing activities:
Borrowings under subscription and credit facilities	80,000	82,000	213,607
Repayments of subscription and credit facilities	(69,438)	(23,779)	(80,381)
Proceeds from notes	—	—	100,000
Financing fees paid	(6,049)	(1)	(1,303)
Issuance of common stock	—	—	113,891
Cash dividends / distributions paid	(43,524)	(37,882)	(30,343)
Net cash provided by (used in) financing activities	(39,011)	20,338	315,471
Net increase (decrease) in cash and foreign currencies	17,616	(24,625)	15,802
Cash and foreign currencies, beginning of period	36,226	60,851	45,049
Cash and foreign currencies, end of period	$53,842	$36,226	$60,851
Supplemental disclosure of cash flow information:
Cash paid for interest	$51,589	$49,104	$22,347
Excise taxes paid during the period	$881	$561	$210
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$32,960	$32,400	$23,958
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	04/22	04/28	$8,703	$8,625	$8,416	1.2%	(6)(7)(12)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.3% Cash	04/22	04/28	738	730	707	0.1%	(6)(7)(12)(27)
ADB Safegate	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 13.7% Cash	08/21	10/27	7,329	7,232	6,523	0.9%	(3)(6)(7)(12)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	11/22	11/28	10,573	10,392	10,415	1.5%	(6)(7)(12)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.8% Cash	11/22	11/28	—	(31)	(29)	—%	(6)(7)(12)(27)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	648	641	640	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/22	12/30	10,825	10,572	10,699	1.5%	(6)(7)(12)(27)
GB Eagle Buyer, Inc.	Revolver	SOFR + 6.25%, 10.9% Cash	12/22	12/30	—	(34)	(17)	—%	(6)(7)(12)(27)
M-Personal Protection Management GMBH (f/k/a INOS 19-090 GmbH)	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.1% Cash	10/24	10/29	3,107	3,187	3,029	0.4%	(3)(6)(7)(9)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	03/24	03/30	2,080	2,043	1,824	0.3%	(6)(7)(12)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	03/24	03/30	95	89	54	—%	(6)(7)(12)(27)
Narda Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	12/21	12/27	2,647	2,622	2,647	0.4%	(6)(7)(11)
Narda Acquisitionco., Inc.	Revolver	SOFR + 4.75%, 9.4% Cash	12/21	12/27	—	(6)	—	—%	(6)(7)(11)(27)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	03/21	03/28	412	459	401	0.1%	(3)(6)(7)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 9.7% Cash	03/21	03/27	703	793	684	0.1%	(3)(6)(7)(10)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/20	12/26	4,955	4,916	4,467	0.6%	(6)(7)(12)(27)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/21	02/27	17,239	17,151	16,240	2.3%	(6)(7)(12)(27)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	02/23	02/29	6,228	6,037	6,228	0.9%	(6)(7)(11)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 11.1% Cash	02/23	02/29	497	471	497	0.1%	(6)(7)(11)(27)
Subtotal Aerospace & Defense (10.6%)*					76,779	75,889	73,425
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.2% Cash	07/22	07/30	2,273	2,203	2,182	0.3%	(6)(7)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	03/22	03/29	1,770	1,749	1,770	0.3%	(6)(7)(11)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.7% Cash	03/22	03/28	—	(8)	—	—%	(6)(7)(11)(27)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	11/22	11/28	10,707	10,499	10,565	1.5%	(6)(7)(12)(27)
Randys Holdings, Inc.	Revolver	SOFR + 6.25%, 11.2% Cash	11/22	11/28	475	448	460	0.1%	(6)(7)(12)(27)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	07/24	07/30	3,562	3,481	3,495	0.5%	(6)(7)(12)(27)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	07/24	07/30	—	(11)	(9)	—%	(6)(7)(12)(27)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.3% Cash	03/24	03/30	589	577	583	0.1%	(6)(7)(12)(27)
SVI International LLC	Revolver	SOFR + 6.75%, 11.3% Cash	03/24	03/30	—	(1)	(1)	—%	(6)(7)(12)(27)
Subtotal Automotive (2.7%)*					19,376	18,937	19,045
Banking, Finance, Insurance, & Real Estate
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	02/21	03/28	2,580	2,798	2,580	0.4%	(3)(6)(7)(16)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	10/21	10/27	4,903	4,887	4,903	0.7%	(6)(7)(12)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	11/23	11/30	$3,890	$3,904	$3,842	0.6%	(3)(6)(7)(10)(27)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.4% Cash	10/23	09/30	2,413	2,410	2,374	0.3%	(3)(6)(7)(10)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	05/21	05/28	3,314	3,782	3,242	0.5%	(3)(6)(7)(9)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash, 4.0% PIK	12/21	06/26	22,382	22,160	22,164	3.2%	(6)(7)(12)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	06/21	12/30	2,188	2,220	2,188	0.3%	(3)(6)(7)(9)(27)
Preqin MC Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	08/21	07/28	3,147	3,092	3,147	0.5%	(3)(6)(7)(13)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.2% Cash, 1.5% PIK	04/24	05/27	523	491	508	0.1%	(6)(7)(12)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.6% Cash	08/24	08/31	17,270	17,226	17,184	2.5%	(3)(6)(7)(12)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.8% Cash	10/21	12/27	2,549	2,524	2,549	0.4%	(6)(7)(12)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.25%, 8.8% Cash	10/21	12/27	—	(7)	—	—%	(6)(7)(12)(27)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Subordinated Term Loan	SOFR + 7.75%, 9.0% Cash, 3.2% PIK	10/21	10/28	3,650	3,610	3,650	0.5%	(6)(7)(13)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	10/24	10/31	3,651	3,607	3,606	0.5%	(6)(7)(11)(27)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.3% Cash	10/24	10/31	40	35	34	—%	(6)(7)(11)(27)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	11/21	12/25	7,992	7,952	7,592	1.1%	(6)(7)(12)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	08/23	12/27	1,882	1,847	1,854	0.3%	(6)(7)(12)(27)
Subtotal Banking, Finance, Insurance, & Real Estate (11.7%)*					82,374	82,538	81,417
Beverage, Food, & Tobacco
Blue Ribbon, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	05/21	05/28	10,924	10,776	7,319	1.1%	(7)(12)
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	4,211	4,066	4,211	0.6%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	2,860	2,797	2,860	0.4%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 12.00%, 16.7% PIK	02/24	05/26	597	597	597	0.1%	(6)(7)(12)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	04/21	04/28	4,218	4,703	4,218	0.6%	(3)(6)(7)(10)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 5.00%, 6.0% Cash	05/23	04/28	669	673	669	0.1%	(3)(6)(7)(22)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/21	12/28	2,147	2,265	1,963	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	12/21	12/27	3,613	3,572	3,576	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.9% Cash	12/21	12/27	498	486	487	0.1%	(6)(7)(12)(27)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/22	02/28	4,594	4,528	4,526	0.7%	(6)(7)(12)
ZB Holdco LLC	Revolver	SOFR + 5.50%, 10.3% Cash	02/22	02/28	254	249	247	—%	(6)(7)(12)(27)
Subtotal Beverage, Food & Tobacco (4.4%)*					34,585	34,712	30,673
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	11/23	11/29	549	541	542	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	11/23	11/29	773	752	766	0.1%	(6)(7)(12)(27)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.2% Cash	11/23	11/29	—	(3)	—	—%	(6)(7)(12)(27)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	07/22	07/29	2,382	2,324	2,370	0.3%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	03/23	07/29	$9,408	$8,962	$8,373	1.2%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/21	11/28	1,995	1,969	1,995	0.3%	(3)(6)(7)(13)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	12/21	12/27	1,633	1,616	1,633	0.2%	(6)(7)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.5% Cash	12/21	12/27	—	(3)	—	—%	(6)(7)(12)(27)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	3,509	3,434	3,422	0.5%	(6)(7)(12)(27)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	607	594	593	0.1%	(6)(7)(12)(27)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	10/24	10/30	3,242	3,160	3,154	0.5%	(6)(7)(13)(27)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/30	2,769	2,705	2,703	0.4%	(6)(7)(12)(27)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/30	—	(8)	(9)	—%	(6)(7)(12)(27)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	12/21	12/27	4,123	4,084	4,074	0.6%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 5.00%, 9.8% Cash	12/21	12/27	—	(7)	(9)	—%	(6)(7)(12)(27)
Subtotal Capital Equipment (4.3%)*					30,990	30,120	29,607
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	04/23	04/29	1,794	1,760	1,767	0.3%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	04/23	04/29	—	(9)	(7)	—%	(6)(7)(11)(27)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 6.20%, 10.7% Cash	11/21	10/28	798	919	790	0.1%	(3)(6)(7)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 9.3% Cash	11/21	10/28	4,182	4,445	4,139	0.6%	(3)(6)(7)(9)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 9.9% Cash	01/23	10/28	937	939	929	0.1%	(3)(6)(7)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.95%, 10.7% Cash	04/22	10/28	2,602	2,701	2,576	0.4%	(3)(6)(7)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 6.20%, 11.5% Cash	11/21	10/28	1,090	1,090	1,079	0.2%	(3)(6)(7)(13)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	09/21	09/27	1,461	1,630	1,308	0.2%	(3)(6)(7)(10)
Subtotal Chemicals, Plastics, & Rubber (1.8%)*					12,864	13,475	12,581
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	3,443	3,381	3,382	0.5%	(6)(7)(11)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(22)	(22)	—%	(6)(7)(11)(27)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/21	12/27	7,959	7,872	7,506	1.1%	(6)(7)(12)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.5% Cash	12/21	12/27	305	293	233	—%	(6)(7)(12)(27)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	08/21	08/27	662	656	662	0.1%	(6)(7)(12)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6)(7)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6)(7)
Subtotal Construction & Building (1.8%)*					12,978	12,789	12,370
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/21	12/26	1,573	1,552	1,383	0.2%	(6)(7)(12)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.9% Cash	12/21	12/26	347	343	301	—%	(6)(7)(12)(27)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 9.8% Cash, 4.5% PIK	10/23	10/28	2,412	2,355	2,357	0.3%	(6)(7)(12)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	07/22	07/25	5,545	5,526	5,210	0.8%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.5% Cash	07/22	07/25	$—	$(2)	$(35)	—%	(6)(7)(12)(27)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	7,468	7,372	6,833	1.0%	(6)(7)(12)
Team Air Distributing, LLC	First Lien Senior Secured Term Loan	12.0% Cash	05/23	08/27	117	115	114	—%	(6)
Team Air Distributing, LLC	First Lien Senior Secured Term Loan	12.0% Cash	12/24	05/28	36	35	35	—%	(6)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	590	588	0.1%	(6)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	285	282	268	—%	(6)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	09/30	8,083	8,466	7,840	1.1%	(3)(6)(7)(16)
Subtotal Consumer goods: Durable (3.6%)*					26,466	26,634	24,894
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 9.2% Cash	02/21	02/28	2,175	2,443	2,126	0.3%	(3)(6)(7)(10)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	02/24	02/30	3,435	3,360	3,374	0.5%	(6)(7)(12)(27)
CCFF Buyer, LLC	Revolver	SOFR + 5.25%, 9.8% Cash	02/24	02/30	—	(10)	(9)	—%	(6)(7)(12)(27)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.7% Cash	04/24	04/29	861	852	818	0.1%	(3)(6)(7)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	04/24	04/29	3,333	3,124	3,294	0.5%	(3)(7)(11)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	01/24	01/30	2,140	2,102	2,102	0.3%	(6)(7)(12)
Ice House America, L.L.C.	Revolver	SOFR + 5.50%, 10.1% Cash	01/24	01/30	97	93	93	—%	(6)(7)(12)(27)
Modern Star Holdings Bidco Pty Limited.	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	12/20	12/26	1,935	2,235	1,935	0.3%	(3)(6)(7)(17)(27)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/20	12/26	6,313	6,271	6,313	0.9%	(6)(7)(12)
Subtotal Consumer goods: Non-durable (2.9%)*					20,289	20,470	20,046
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	729	715	717	0.1%	(6)(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	05/22	05/30	7,143	7,038	6,886	1.0%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	09/24	09/30	1,209	1,192	1,192	0.2%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.6% Cash	09/24	09/30	2,612	2,758	2,576	0.4%	(6)(7)(14)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.75%, 9.5% Cash	09/24	09/30	—	(6)	(6)	—%	(6)(7)(12)(27)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.75%, 9.6% Cash	09/24	09/30	—	(7)	(7)	—%	(6)(7)(14)(27)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	06/21	06/28	6,416	7,280	6,340	0.9%	(3)(6)(7)(9)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,162	7,064	7,062	1.0%	(6)(7)(13)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/23	03/28	1,934	1,890	1,911	0.3%	(6)(7)(11)(27)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(8)	(9)	—%	(6)(7)(13)(27)
Subtotal Containers, Packaging, & Glass (3.8%)*					27,205	27,916	26,662
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	6,435	6,335	6,345	0.9%	(6)(7)(12)
WWEC Holdings III Corp	Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(13)	(13)	—%	(6)(7)(12)(27)
Subtotal Energy: Electricity (0.9%)*					6,435	6,322	6,332
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	13,929	2.0%

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	11/24	11/27	$2,036	$1,996	$1,971	0.3%	(3)(6)(7)(9)(27)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	02/21	01/27	4,121	4,108	4,071	0.6%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	3,436	3,382	3,382	0.5%	(6)(7)(12)(27)
Northstar Recycling, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(9)	(9)	—%	(6)(7)(12)(27)
Subtotal Environmental Industries (3.4%)*					23,193	23,077	23,344
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	7,732	7,125	5,088	0.7%	(3)(6)(7)(28)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	145	151	145	—%	(3)(6)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,972	2,708	2,746	0.4%	(3)(6)(7)
APOG Bidco Pty Ltd	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 12.0% Cash	04/22	03/30	387	462	387	0.1%	(3)(6)(7)(19)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	11/21	11/28	309	318	309	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	1,851	1,919	1,851	0.3%	(3)(6)(7)(16)(27)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,481	1,659	1,481	0.2%	(3)(6)(7)(18)(27)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	4,310	4,377	2,571	0.4%	(3)(6)(7)(10)(25) (27)
BVI Medical, Inc.	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	06/22	06/26	5,807	5,799	5,731	0.8%	(6)(7)(9)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 10.3% PIK	06/21	12/26	1,522	1,781	345	—%	(3)(6)(7)(20)(25)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	65	64	185	—%	(3)(6)(27)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	2,830	3,003	2,796	0.4%	(3)(6)(7)(10)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	10/21	10/28	2,461	2,483	2,461	0.4%	(3)(6)(7)(10)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	05/24	05/29	1,995	1,939	1,952	0.3%	(6)(7)(12)
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	188	190	142	—%	(3)(6)(7)(9)(27)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	09/21	09/28	3,177	3,145	3,006	0.4%	(3)(6)(7)(12)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 6.3% Cash, 2.3% PIK	09/21	09/28	306	306	289	—%	(3)(6)(7)(12)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.0% Cash, 2.0% PIK	09/21	09/27	3,714	3,677	3,279	0.5%	(6)(7)(12)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	01/23	01/30	1,577	1,600	1,552	0.2%	(3)(6)(7)(9)(27)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	4,685	4,872	4,613	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/24	03/30	6,134	6,049	6,091	0.9%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	03/24	03/30	—	(6)	(2)	—%	(6)(7)(12)(27)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/27	539	529	529	0.1%	(6)(7)(12)(27)
GCDL LLC	Revolver	SOFR +6.00%, 10.4% Cash	08/24	08/27	—	(2)	(2)	—%	(6)(7)(12)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	271	285	271	—%	(3)(6)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	33	34	33	—%	(3)(6)(7)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	06/22	06/29	446	446	189	—%	(3)(6)(7)(8)(25)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.5% Cash	10/22	10/29	888	873	871	0.1%	(3)(6)(7)(9)(27)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	694	704	602	0.1%	(3)(6)(7)(18)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	$5,004	$4,952	$4,599	0.7%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/23	08/29	3,633	3,558	3,633	0.5%	(6)(7)(11)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	08/23	08/29	—	(18)	—	—%	(6)(7)(11)(27)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/21	03/27	4,399	4,363	4,183	0.6%	(6)(7)(12)
Hygie 31 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.63%, 8.8% Cash	09/22	09/29	280	255	278	—%	(3)(6)(7)(10)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/23	10/28	2,242	2,197	2,235	0.3%	(6)(7)(13)
ISTO Technologies II, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	10/23	10/28	—	(5)	(1)	—%	(6)(7)(13)(27)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.50%, 9.5% Cash	03/22	03/27	1,972	2,379	1,972	0.3%	(3)(6)(7)(21)(27)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.1% Cash	08/24	08/31	695	728	677	0.1%	(3)(6)(7)(9)(27)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 8.1% Cash	08/24	05/31	19	18	18	—%	(3)(6)(7)(9)(27)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	12/21	12/28	3,727	3,930	3,553	0.5%	(3)(6)(7)(10)(27)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,303	1,378	1,218	0.2%	(3)(6)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 11.0% Cash	02/22	10/27	3,882	4,122	3,731	0.5%	(3)(7)(16)
MI OpCo Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	07/24	03/28	4,716	4,292	4,740	0.7%	(7)(11)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	07/23	07/30	1,860	1,884	1,841	0.3%	(3)(6)(7)(15)(27)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/22	03/28	6,460	7,391	6,460	0.9%	(3)(6)(7)(18)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	05/21	02/27	14,865	14,745	14,866	2.1%	(6)(7)(11)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	09/22	10/29	1,885	1,741	1,869	0.3%	(3)(6)(7)(9)(27)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/21	12/28	6,450	6,369	6,424	0.9%	(6)(7)(11)
OA Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/21	12/28	—	(15)	(5)	—%	(6)(7)(11)(27)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	08/23	07/29	1,965	1,916	2,425	0.3%	(3)(6)(7)(11)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	06/21	06/28	1,329	1,472	1,299	0.2%	(3)(6)(7)(16)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.9% Cash	10/23	10/29	499	487	487	0.1%	(6)(7)(11)(27)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	06/22	07/29	2,327	2,252	2,212	0.3%	(3)(6)(7)(10)(27)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.75%, 7.0% Cash	06/22	07/29	1,122	1,097	1,095	0.2%	(3)(6)(7)(22)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.7% Cash	12/20	11/27	1,137	1,154	1,137	0.2%	(3)(6)(7)(15)(27)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 11.2% Cash	11/23	08/30	959	935	941	0.1%	(3)(6)(7)(16)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.84%, 9.8% Cash	06/22	06/29	934	892	930	0.1%	(3)(6)(7)(16)(27)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	04/22	03/29	1,689	1,713	1,204	0.2%	(3)(6)(7)(9)(27)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.93%, 8.3% Cash	03/23	03/30	1,962	1,965	1,962	0.3%	(3)(6)(7)(9)(27)
Subtotal Healthcare & Pharmaceuticals (18.1%)*					133,834	134,637	125,494
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.2% Cash, 2.8% PIK	07/22	07/29	948	938	886	0.1%	(3)(6)(7)(9)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash, 2.8% PIK	07/22	07/29	67	66	63	—%	(3)(6)(7)(12)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 2.8% PIK	07/22	07/29	$859	$798	$792	0.1%	(3)(6)(7)(15)(27)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	421	406	389	0.1%	(3)(6)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	12/21	12/28	4,693	4,636	4,665	0.7%	(6)(7)(12)
CAi Software, LLC	Revolver	SOFR + 5.25%, 10.1% Cash	12/21	12/28	354	346	349	0.1%	(6)(7)(12)(27)
Caribou Holding Company, LLC	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	2,159	2,143	2,118	0.3%	(3)(6)(7)(12)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.2% Cash	10/22	10/29	964	911	964	0.1%	(3)(6)(7)(9)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	01/21	01/27	7,799	7,731	7,799	1.1%	(6)(7)(12)
Dragon Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.6% Cash	04/21	04/28	4,556	4,816	4,549	0.7%	(3)(6)(7)(9)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	07/21	07/29	11,241	11,120	11,095	1.6%	(6)(7)(12)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	05/24	05/29	3,537	3,473	3,470	0.5%	(6)(7)(13)(27)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.6% PIK	12/22	12/29	1,115	998	553	0.1%	(3)(6)(7)(10)(25)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.3% PIK	12/22	12/29	609	521	302	—%	(3)(6)(7)(12)(25)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.5% PIK	12/22	12/29	1,567	1,505	777	0.1%	(3)(6)(7)(16)(25)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	460	428	—	—%	(3)(6)(25)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	08/21	08/28	7,529	7,443	7,529	1.1%	(6)(7)(11)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	06/24	06/31	5,707	5,674	5,700	0.8%	(6)(7)(12)(27)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	06/24	06/31	—	(2)	(1)	—%	(6)(7)(12)(27)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	09/23	09/29	3,030	2,938	3,030	0.4%	(6)(7)(12)(27)
NAW Buyer LLC	Revolver	SOFR + 5.75%, 10.4% Cash	09/23	09/29	—	(7)	—	—%	(6)(7)(12)(27)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,476	2,525	2,456	0.4%	(3)(6)(7)(10)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/23	11/30	732	720	732	0.1%	(6)(7)(12)(27)
Next Holdco, LLC	Revolver	SOFR + 5.75%, 10.5% Cash	11/23	11/29	—	(1)	—	—%	(6)(7)(12)(27)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	12/23	12/30	947	976	931	0.1%	(3)(6)(7)(9)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	12/21	12/29	6,802	6,719	6,717	1.0%	(6)(7)(12)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.25%, 9.8% Cash	12/21	12/29	126	121	122	—%	(6)(7)(12)(27)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/21	08/27	12,518	12,390	12,370	1.8%	(6)(7)(12)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/29	2,783	2,783	2,755	0.4%	(6)(7)(12)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	645	638	645	0.1%	(6)(7)(11)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	97	95	97	—%	(6)(7)(11)(27)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/29	7,716	7,605	7,611	1.1%	(6)(7)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/29	—	(29)	(28)	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	05/22	05/29	$846	$846	$844	0.1%	(3)(6)(7)(9)(27)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/22	05/29	1,411	1,394	1,408	0.2%	(3)(6)(7)(12)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/31	7,128	7,039	7,037	1.0%	(6)(7)(12)(27)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/31	—	(9)	(10)	—%	(6)(7)(12)(27)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	3,762	3,823	3,750	0.5%	(3)(6)(7)(9)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.57%, 10.1% Cash	05/22	05/29	508	508	507	0.1%	(3)(6)(7)(12)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	—	(3)	(7)	—%	(3)(6)(7)(9)(27)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,892	1,943	1,858	0.3%	(3)(6)(7)(10)(27)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	11/21	11/27	9,144	9,048	9,144	1.3%	(6)(7)(12)
Smartling, Inc.	Revolver	SOFR + 4.50%, 9.0% Cash	11/21	11/27	—	(6)	—	—%	(6)(7)(12)(27)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/23	10/30	875	848	873	0.1%	(3)(6)(7)(12)(27)
Subtotal High Tech Industries (16.6%)*					118,055	116,887	114,872
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/21	12/28	1,889	1,942	1,889	0.3%	(3)(6)(7)(15)(27)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.1% PIK	12/21	12/28	634	654	634	0.1%	(3)(6)(7)(15)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					2,523	2,596	2,523
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	07/22	07/27	8,981	8,899	8,981	1.3%	(6)(7)(11)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	07/22	07/27	—	(5)	—	—%	(6)(7)(11)(27)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	12/21	12/27	16,034	15,854	15,781	2.3%	(6)(7)(12)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.4% Cash	12/21	12/27	—	(15)	(23)	—%	(6)(7)(12)(27)
Subtotal Media: Advertising, Printing & Publishing (3.6%)*					25,015	24,733	24,739
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	5,031	4,992	4,810	0.7%	(6)(7)(12)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/24	03/29	3,593	3,593	3,595	0.5%	(7)(12)
Subtotal Media: Broadcasting & Subscription (1.2%)*					8,624	8,585	8,405
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/21	10/27	3,765	3,747	3,765	0.5%	(6)(7)(11)
BrightSign LLC	Revolver	SOFR + 5.50%, 10.2% Cash	10/21	10/27	584	581	584	0.1%	(6)(7)(11)(27)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	04/22	04/29	218	223	217	—%	(3)(6)(7)(9)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	04/22	04/29	1,599	1,635	1,588	0.2%	(3)(6)(7)(15)(27)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/24	06/28	3,896	3,882	3,927	0.6%	(7)(11)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	11/20	11/27	1,837	1,864	1,837	0.3%	(3)(6)(7)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	09/23	09/29	3,703	3,609	3,640	0.5%	(6)(7)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 10.7% Cash	09/23	09/29	—	(15)	(11)	—%	(6)(7)(12)(27)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/22	12/29	13,326	13,066	12,888	1.9%	(6)(7)(12)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.7% Cash	12/22	12/28	319	299	280	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	06/21	06/28	$11,970	$11,838	$11,826	1.7%	(6)(7)(12)
Subtotal Media: Diversified & Production (5.8%)*					41,217	40,729	40,541
Services: Business
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.8% Cash	08/21	08/27	1,941	1,915	1,892	0.3%	(3)(6)(7)(13)
Acogroup	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	03/22	10/26	2,952	3,094	2,173	0.3%	(3)(6)(7)(10)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	03/24	03/30	3,366	3,265	3,366	0.5%	(6)(7)(12)(27)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	03/24	03/30	—	(9)	—	—%	(6)(7)(12)(27)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	05/23	05/30	1,716	1,777	1,716	0.2%	(3)(6)(7)(9)(27)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.5% PIK, 13.2% PIK	05/23	11/30	330	343	326	—%	(3)(6)(7)(9)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.9% Cash	03/23	03/30	4,598	4,646	4,569	0.7%	(3)(6)(7)(10)(27)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.0% Cash	11/24	11/31	284	261	256	—%	(3)(6)(7)(9)(27)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/21	11/27	3,190	3,152	3,190	0.5%	(6)(7)(11)(27)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.9% Cash	11/21	11/27	—	(3)	—	—%	(6)(7)(11)(27)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,210	1,199	1,204	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/30	1,949	1,916	1,916	0.3%	(6)(7)(11)(27)
Basin Innovation Group, LLC	Revolver	SOFR + 5.00%, 9.5% Cash	12/24	12/30	—	(4)	(4)	—%	(6)(7)(11)(27)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	02/24	05/27	2,359	2,424	2,326	0.3%	(6)(7)(8)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	08/21	08/27	7,954	7,879	7,906	1.1%	(6)(7)(12)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.2% Cash	10/21	10/28	356	349	348	0.1%	(3)(6)(7)(9)(27)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash, 0.3% PIK	10/21	10/28	1,578	1,739	1,550	0.2%	(3)(6)(7)(10)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	10/21	10/28	96	97	95	—%	(3)(6)(7)(9)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.7% Cash	12/20	12/27	2,299	2,437	2,272	0.3%	(3)(6)(7)(16)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	09/24	09/30	11,484	11,298	11,301	1.6%	(6)(7)(12)(27)
Caldwell & Gregory LLC	Revolver	SOFR + 5.00%, 9.3% Cash	09/24	09/30	—	(21)	(21)	—%	(6)(7)(12)(27)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	02/22	02/28	6,158	6,074	6,158	0.9%	(6)(7)(12)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 9.1% Cash	02/22	02/28	—	(18)	—	—%	(6)(7)(12)(27)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	04/22	12/29	6,611	6,532	6,611	1.0%	(6)(7)(11)
Comply365, LLC	Revolver	SOFR + 5.00%, 9.7% Cash	04/22	12/29	—	(6)	—	—%	(6)(7)(11)(27)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash, 0.3% PIK	09/21	09/28	10,748	11,802	10,408	1.5%	(3)(6)(7)(9)(27)
DataServ Integrations, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/22	11/28	1,871	1,841	1,871	0.3%	(6)(7)(13)
DataServ Integrations, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	11/22	11/28	—	(6)	—	—%	(6)(7)(13)(27)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/22	09/28	4,633	4,539	4,633	0.7%	(6)(7)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.5% Cash	11/22	09/28	—	(6)	—	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	06/22	06/28	$1,000	$991	$998	0.1%	(3)(6)(7)(12)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	716	699	707	0.1%	(6)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	313	307	307	—%	(6)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,561	1,842	1,336	0.2%	(3)(6)(7)(18)(27)
Fortis Payment Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	10/22	02/26	2,474	2,457	2,440	0.4%	(6)(7)(12)(27)
Fortis Payment Systems, LLC	Revolver	SOFR + 5.25%, 10.0% Cash	10/22	02/26	—	—	—	—%	(6)(7)(12)(27)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 8.3% Cash	07/22	07/29	936	907	936	0.1%	(3)(6)(7)(9)(27)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	4,850	4,497	4,850	0.7%	(3)(6)(7)(9)(27)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	12/29	4,493	4,419	4,419	0.6%	(6)(7)(12)(27)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.00%, 9.6% Cash	09/24	12/29	168	158	158	—%	(6)(7)(12)(27)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	11/28	2,518	2,705	2,518	0.4%	(3)(6)(7)(10)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	08/22	08/29	1,589	1,594	1,509	0.2%	(3)(6)(7)(9)(27)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	10/22	10/29	5,168	4,836	5,075	0.7%	(3)(6)(7)(9)
JF Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	05/21	07/26	3,523	3,492	3,519	0.5%	(6)(7)(12)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	02/28	3,481	3,434	3,481	0.5%	(6)(7)(12)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 10.0% Cash	02/22	02/28	—	(4)	—	—%	(6)(7)(12)(27)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	02/22	02/28	10,707	10,601	10,665	1.5%	(6)(7)(12)
LeadsOnline, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	02/22	02/28	—	(18)	(8)	—%	(6)(7)(12)(27)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.27%, 8.1% Cash, 3.7% PIK	04/22	09/27	5,301	5,245	4,739	0.7%	(6)(7)(12)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	01/24	01/30	869	850	864	0.1%	(6)(7)(11)(27)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	01/24	01/30	—	(2)	(1)	—%	(6)(7)(11)(27)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	07/21	06/27	4,323	4,278	4,250	0.6%	(6)(7)(13)(27)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	4,189	4,091	4,189	0.6%	(6)(7)(12)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	184	168	184	—%	(6)(7)(12)(27)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.1% Cash	06/21	06/28	307	355	301	—%	(3)(6)(7)(9)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	06/21	06/28	533	525	522	0.1%	(3)(6)(7)(12)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	11/24	10/27	1,903	1,866	1,865	0.3%	(6)(7)(13)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	716	701	702	0.1%	(6)(7)(13)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(5)	(5)	—%	(6)(13)(27)
Questel Unite	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/20	12/27	1,899	2,134	1,899	0.3%	(3)(6)(7)(9)
Questel Unite	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.2% Cash, 2.4% PIK	12/20	12/27	389	446	389	0.1%	(3)(6)(7)(9)
Questel Unite	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/20	12/27	376	374	376	0.1%	(3)(6)(7)(12)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	08/20	07/26	4,905	4,874	4,905	0.7%	(6)(7)(12)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/24	10/29	11,348	11,123	11,111	1.6%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.6% Cash	10/24	10/29	$—	$(32)	$(34)	—%	(6)(7)(12)(27)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	08/22	08/28	6,509	6,423	6,502	0.9%	(6)(7)(12)
Royal Buyer, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	08/22	08/28	—	(12)	(1)	—%	(6)(7)(12)(27)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/24	08/30	8,969	8,842	8,854	1.3%	(6)(7)(12)
RPX Corporation	Revolver	SOFR + 5.50%, 10.6% Cash	08/24	08/30	—	(14)	(13)	—%	(6)(7)(12)(27)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	09/24	09/30	554	576	534	0.1%	(3)(6)(7)(9)(27)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/23	03/28	6,852	6,685	6,824	1.0%	(6)(7)(11)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.6% Cash	03/23	03/28	—	(13)	(2)	—%	(6)(7)(12)(27)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,784	1,765	1,605	0.2%	(6)(7)(12)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 10.2% Cash	12/21	12/28	336	332	302	—%	(6)(7)(12)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	09/23	09/29	8,630	8,488	8,630	1.2%	(6)(7)(12)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	09/23	09/29	—	(22)	—	—%	(6)(7)(12)(27)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/22	03/27	2,072	2,044	2,057	0.3%	(6)(7)(13)(27)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.2% Cash	11/22	03/27	—	(2)	(1)	—%	(6)(7)(13)(27)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/21	04/27	4,640	4,607	4,640	0.7%	(3)(6)(7)(13)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,291	1,281	1,291	0.2%	(6)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	1,699	1,518	1,643	0.2%	(3)(6)(7)(15)(27)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	06/24	07/30	698	725	677	0.1%	(3)(6)(7)(19)(27)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	2,819	3,005	2,796	0.4%	(3)(6)(7)(9)
Techone B.V.	Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	05/28	—	(7)	(1)	—%	(3)(6)(7)(9)(27)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	07/23	07/29	4,596	4,483	4,525	0.7%	(6)(7)(11)
Trintech, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	07/23	07/29	102	93	96	—%	(6)(7)(11)(27)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	12/24	09/27	1,054	1,044	1,044	0.2%	(6)(7)(12)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	12/28	962	949	953	0.1%	(6)(7)(12)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/29	144	141	141	—%	(6)(7)(12)(27)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/22	12/28	—	(2)	(1)	—%	(6)(7)(12)(27)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	07/21	09/26	7,776	7,721	7,776	1.1%	(6)(7)(11)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.6% Cash	12/23	12/30	536	556	536	0.1%	(3)(6)(7)(9)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	12/23	12/30	1,450	1,486	1,450	0.2%	(3)(6)(7)(24)(27)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	11/24	11/31	6,623	6,496	6,491	0.9%	(6)(7)(12)(27)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	11/24	11/31	—	(17)	(18)	—%	(6)(7)(12)(27)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.60%, 4.9% Cash, 2.4% PIK	09/20	09/27	737	844	700	0.1%	(3)(6)(7)(9)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 6.75%, 9.4% Cash, 1.8% PIK	02/21	09/27	373	373	354	0.1%	(3)(6)(7)(12)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	10/20	06/28	$4,882	$4,861	$4,838	0.7%	(6)(12)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	03/24	03/30	4,721	4,636	4,683	0.7%	(6)(7)(11)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.3% Cash	03/24	03/30	—	(4)	(2)	—%	(6)(7)(11)(27)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	05/22	05/29	221	233	216	—%	(3)(6)(7)(10)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	05/22	05/29	7,824	7,710	7,633	1.1%	(3)(6)(7)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	2,657	2,597	2,592	0.4%	(3)(6)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	3,030	3,128	2,345	0.3%	(3)(6)(7)(16)
Subtotal Services: Business (35.7%)*					252,963	251,963	247,917
Services: Consumer
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.97%, 9.3% Cash	07/22	07/29	3,829	3,712	3,807	0.5%	(3)(6)(7)(9)(27)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	10/20	10/27	7,456	7,929	6,926	1.0%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	2,382	2,539	2,382	0.3%	(3)(6)(7)(10)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/23	10/29	2,005	1,958	1,871	0.3%	(6)(7)(12)(27)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.6% Cash	10/23	10/29	165	162	156	—%	(6)(7)(12)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	4,260	4,205	3,970	0.6%	(6)(7)(12)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.50%, 11.4% Cash	07/22	07/28	94	92	82	—%	(6)(7)(12)(27)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	10/24	02/30	12,453	12,421	12,372	1.8%	(6)(7)(12)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.3% Cash	07/22	07/27	1,523	1,686	1,523	0.2%	(3)(6)(7)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.3% Cash	07/22	07/27	2,667	2,926	2,667	0.4%	(3)(6)(7)(21)(27)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	11/23	11/29	599	585	591	0.1%	(6)(7)(12)(27)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 9.1% Cash	11/23	11/29	—	(2)	(1)	—%	(6)(7)(12)(27)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	802	825	785	0.1%	(3)(6)(7)(18)(27)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	10/21	10/27	18,527	18,336	18,527	2.7%	(6)(7)(12)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,543	2,415	146	—%	(3)(6)(7)(10)(25) (27)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	109	104	(53)	—%	(3)(6)(7)(10)(25) (27)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	187	195	187	—%	(3)(6)(7)(25)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	11,575	11,480	11,413	1.6%	(6)(7)(12)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	2,617	3,020	2,596	0.4%	(3)(6)(7)(17)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	05/22	05/29	928	926	903	0.1%	(3)(6)(7)(10)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	05/22	05/29	1,524	1,565	1,524	0.2%	(3)(6)(7)(10)
Subtotal Services: Consumer (10.4%)*					76,245	77,079	72,374
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	790	790	804	0.1%
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	489	489	507	0.1%

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	$10,000	$9,303	$9,587	1.4%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	998	998	1,008	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	137	137	134	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	11/28	137	137	134	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	11/28	137	137	135	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	11/28	137	137	134	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	11/28	6,986	6,986	6,707	1.0%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	08/31	500	500	495	0.1%	(3)(6)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	6,429	6,429	6,321	0.9%	(6)
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,457	1,457	1,431	0.2%	(6)
Subtotal Structured Product (4.0%)*					28,197	27,500	27,397
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.5% Cash	09/20	09/27	2,087	1,972	2,087	0.3%	(3)(6)(7)(14)(27)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	1,383	1,575	1,375	0.2%	(3)(6)(7)(23)(27)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	12/21	07/29	4,459	4,763	4,459	0.6%	(3)(6)(7)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.3% Cash	09/20	09/27	1,074	1,088	1,013	0.1%	(3)(6)(7)(15)
Subtotal Telecommunications (1.3%)*					9,003	9,398	8,934
Transportation: Cargo
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.7% Cash	11/21	11/29	7,605	7,512	7,589	1.1%	(6)(7)(11)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	11/21	11/27	6,677	6,607	6,677	1.0%	(6)(7)(11)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.7% Cash	11/21	11/27	—	(11)	—	—%	(6)(7)(11)(27)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	12/20	12/26	2,404	2,386	2,403	0.3%	(6)(7)(11)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	05/27	7,293	7,203	7,293	1.1%	(6)(7)(12)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	11/28	7,083	6,951	7,061	1.0%	(3)(6)(7)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	801	792	800	0.1%	(6)(7)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	12/21	12/27	5,568	5,456	5,568	0.8%	(6)(7)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/27	116	105	116	—%	(6)(7)(13)(27)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	5,512	5,377	5,534	0.8%	(6)(7)(11)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	236	210	236	—%	(6)(7)(11)(27)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.5% Cash	11/24	11/29	1,061	1,048	1,061	0.2%	(6)(7)(12)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 8.00%, 12.5% Cash	11/24	11/29	2,428	2,428	2,428	0.4%	(6)(7)(12)
Subtotal Transportation: Cargo (6.7%)*					46,784	46,064	46,766
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,740	3,458	3,695	0.5%	(6)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	10/22	10/28	6,715	6,605	6,615	1.0%	(6)(7)(12)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	Revolver	SOFR + 5.50%, 10.0% Cash	10/22	10/28	$—	$(11)	$(11)	—%	(6)(7)(12)(27)
Subtotal Utilities: Electric (1.5%)*					10,455	10,052	10,299
Subtotal Debt Investment (157.3%)*					$1,126,449	$1,123,102	$1,090,657
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$—	—%	(6)(26)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	154	—%	(6)(26)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,012	0.1%	(6)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(26)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	23	—%	(6)(26)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		2,392.9	239	302	—%	(6)(26)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		265.9	27	387	0.1%	(6)(26)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	487	0.1%	(6)(26)
Subtotal Aerospace & Defense (0.3%)*						1,498	2,365
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	225	—%	(6)(26)
Randys Holdings, Inc.	Partnership Units		11/22		4,000	400	466	0.1%	(6)(26)
SPATCO Energy Solutions, LLC	Common Stock		07/24		137,115	137	140	—%	(6)(26)
SVI International LLC	LLC Units		03/24		207,921	208	277	—%	(6)
Subtotal Automotive (0.2%)*						972	1,108
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		2,508.8	2,500	3,173	0.5%	(6)(26)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,656.1	1,666	2,284	0.3%	(6)(26)
Accelerant Holdings	Preferred Stock		12/24		1,060.8	1,960	1,960	0.3%	(6)(26)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	1,886	2,583	0.4%	(3)(6)(26)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	528	0.1%	(6)(26)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	178	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	51	—%	(6)(26)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,334	0.3%	(3)(6)
Subtotal Banking, Finance, Insurance, & Real Estate (1.9%)*						8,612	13,091
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	695	0.1%	(6)(26)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	594	0.1%	(6)(26)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	200	199	—%	(6)(7)
ZB Holdco LLC	LLC Units		02/22		76.3	76	99	—%	(6)(26)
Subtotal Beverage, Food, & Tobacco (0.2%)*						1,053	1,587
Capital Equipment
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	615	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	158	—%	(6)(26)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Rapid Buyer LLC	LLC Units		10/24		318	$318	$318	—%	(6)(26)
TAPCO Buyer LLC	LLC Units		11/24		50	50	50	—%	(6)(26)
Subtotal Capital Equipment (0.2%)*						926	1,141
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	119	—%	(6)(26)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(26)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	28	—%	(3)(6)(26)
Subtotal Chemicals, Plastics, & Rubber (—%)*						175	147
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	441	0.1%	(6)(26)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	106	—%	(6)(26)
Ocelot Holdco LLC	Common Stock		10/23		32.7	—	130	—%	(6)(26)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		42.7	273	503	0.1%	(6)
Subtotal Construction & Building (0.2%)*						774	1,180
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(26)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(6)(26)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	170	—%	(6)(26)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	358	0.1%	(26)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	625	0.1%	(6)(26)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	120	—%	(6)(26)
Subtotal Consumer goods: Durable (0.2%)*						2,162	1,273
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	136	—%	(6)
Ice House America, L.L.C.	LLC Units		01/24		1,415.9	142	158	—%	(6)(26)
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	87	122	—%	(6)(26)
Subtotal Consumer goods: Non-durable (0.1%)*						364	416
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	333	—%	(6)(26)
Five Star Holding LLC	LLC Units		05/22		504.5	504	294	—%	(6)(26)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	627
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	2,799	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	2,799
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	8,362	7,309	1.1%	(6)
Subtotal Environmental Industries (1.1%)*						8,362	7,309
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	619	0.1%	(3)(6)(26)
Amalfi Midco	Warrants		09/22		190,193	2	460	0.1%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(26)
Coherus Biosciences, Inc.	Royalty Rights		05/24	08/50	1,813,382	1,813	2,916	0.4%	(6)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	$122	$253	—%	(6)(26)
GCDL LLC	Common Stock		08/24		243,243.24	243	243	—%	(6)(26)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(26)
HemaSource, Inc.	Common Stock		08/23		50,540	51	62	—%	(6)(26)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	182	—%	(3)(6)(26)
OA Buyer, Inc.	Partnership Units		12/21		210,920.11	211	783	0.1%	(6)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	210	—%	(6)(26)
Subtotal Healthcare & Pharmaceuticals (0.8%)*						3,799	5,728
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	—	—	—%	(3)(6)(26)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	32	16	—%	(3)(6)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	32	16	—%	(3)(6)
Caribou Holding Company, LLC	LLC Units		04/22		340,909	341	341	—%	(3)(6)(26)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	928	0.1%	(6)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	4,761	2,717	0.4%	(6)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	29	—%	(6)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	126	—%	(6)(26)
NAW Buyer LLC	LLC Units		09/23		94,502	95	105	—%	(6)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	120	—%	(6)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		86.4	86	126	—%	(6)(26)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	79	—%	(6)(26)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	247	—%	(6)(26)
Subtotal High Tech Industries (0.7%)*						6,295	4,850
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	97	205	—%	(6)(26)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	53	—%	(6)(26)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(26)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(26)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	525	0.1%	(6)
Subtotal Media: Advertising, Printing, & Publishing (0.1%)*						452	783
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	1,317	0.2%	(6)
Subtotal Media: Broadcasting & Subscription (0.2%)*						409	1,317
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	632	0.1%	(6)
Learfield Communications, LLC	Common Stock		08/20		39,268	1,366	2,906	0.4%	(26)
Rock Labor LLC	LLC Units		09/23		132,475	709	639	0.1%	(6)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	195	—%	(6)(26)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	388	0.1%	(6)
Subtotal Media: Diversified & Production (0.7%)*						3,145	4,760
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	192	—%	(6)(26)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,710	0.2%	(6)(26)
Coyo Uprising GmbH	Class A Units		09/21		531.0	248	249	—%	(3)(6)(26)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Coyo Uprising GmbH	Class B Units		09/21		231.0	$538	$461	0.1%	(3)(6)(26)
DataServ Integrations, LLC	Preferred Units		11/22		96,153.9	96	103	—%	(6)(26)
EFC International	Common Stock		03/23		145.5	205	338	—%	(6)(26)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	188	—%	(6)(26)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,017.9	107	372	0.1%	(6)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	135	—%	(6)
MB Purchaser, LLC	LLC Units		01/24		22	23	27	—%	(6)(26)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	340	—%	(6)(26)
NF Holdco, LLC	LLC Units		03/23		426,340	439	375	0.1%	(6)(26)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	61	—%	(6)(26)
Qualified Industries, LLC	Preferred Stock	12.5% PIK	03/23		148	144	175	—%	(6)(26)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	35	—%	(6)(26)
SmartShift Group, Inc.	Common Stock		09/23		183	183	322	—%	(6)(26)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	39	—%	(6)(26)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	25	—%	(6)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	229	—%	(3)(6)(26)
Subtotal Services: Business (0.8%)*						3,795	5,376
Services: Consumer
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,029	0.1%	(6)(26)
Subtotal Services: Consumer (0.1%)*						851	1,029
Telecommunications
Mercell Holding AS	Class A Units	9.0% PIK	08/22		57.2	56	62	—%	(3)(6)(26)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	10	—%	(3)(6)(26)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,167	10,076	1.5%	(6)
Subtotal Telecommunications (1.5%)*						10,223	10,148
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		161.6	162	255	—%	(6)(26)
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	227	—%	(6)(26)
FragilePak LLC	Partnership Units		05/21		889.3	889	728	0.1%	(6)(26)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	457	0.1%	(6)(26)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,159	5,090	4,326	0.6%	(6)(26)
Subtotal Transportation: Cargo (0.9%)*						6,805	5,993
Subtotal Equity Investment (10.5%)*						64,252	73,027
Subtotal Non–Control / Non–Affiliate Investments (167.8%)*						1,187,354	1,163,684
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% PIK	11/24	11/31	$717	$717	$717	0.1%	(6)(27)
Subtotal Aerospace & Defense (0.1%)*					717	717	717
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 7.25%, 11.9% Cash	07/21	07/28	4,986	4,952	4,986	0.7%	(6)(11)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	$2,246	$2,233	$2,246	0.3%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (1.0%)*					7,232	7,185	7,232
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% PIK	12/23	12/30	2,566	2,566	2,566	0.4%	(6)(12)
Subtotal Chemicals, Plastics, & Rubber (0.4%)*					2,566	2,566	2,566
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,845	7,885	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,661	3,635	0.5%	(6)
Subtotal Hotel, Gaming & Leisure (1.7%)*					12,141	11,506	11,520
Subtotal Debt Investments (3.2%)*					22,656	21,974	22,035
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		239,089.9	$239	$239	—%	(6)(26)
Subtotal Aerospace & Defense (—%)*						239	239
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,966	67,622	9.7%	(6)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	157	—%	(6)(26)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.0% PIK, 10.3% PIK	02/23		50,500	60,077	60,085	8.7%	(6)(12)(27)
Subtotal Banking, Finance, Insurance, & Real Estate (18.4%)*						106,043	127,864
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		497,228	4,871	4,505	0.6%	(6)(26)
Subtotal Chemicals, Plastics, & Rubber (0.6%)*						4,871	4,505
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	8,426	1.2%	(6)(26)
Subtotal Hotel, Gaming & Leisure (1.2%)*						8,248	8,426
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			14,646	16,494	2.4%	(3)(29)
Thompson Rivers LLC	6.6% Member Interest		06/20			8,965	2,979	0.4%	(26)(29)
Waccamaw River LLC	20% Member Interest		02/21			22,949	10,730	1.5%	(3)(29)
Subtotal Investment Funds & Vehicles (4.4%)*						46,560	30,203
Subtotal Equity Investments (24.7%)*						165,961	171,237
Subtotal Affiliate Investments (27.9%)*						187,935	193,272
Total Investments, December 31, 2024 (195.6%)*						$1,375,289	$1,356,956

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$39,181	$24,943	HSBC Bank USA	01/08/25	$(715)
Foreign currency forward contract (AUD)	A$1,000	$627	BNP Paribas SA	04/07/25	(9)
Foreign currency forward contract (AUD)	$26,827	A$39,181	BNP Paribas SA	01/08/25	2,600
Foreign currency forward contract (AUD)	$25,436	A$39,950	HSBC Bank USA	04/07/25	728

Foreign currency forward contract (CAD)	C$4,698	$3,322	HSBC Bank USA	01/08/25	(60)
Foreign currency forward contract (CAD)	C$3,000	$2,100	HSBC Bank USA	04/07/25	(10)
Foreign currency forward contract (CAD)	$3,487	C$4,698	BNP Paribas SA	01/08/25	225
Foreign currency forward contract (CAD)	$47	C$67	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (CAD)	$3,362	C$4,738	HSBC Bank USA	04/07/25	60

Foreign currency forward contract (DKK)	4,319kr.	$608	BNP Paribas SA	01/08/25	(9)
Foreign currency forward contract (DKK)	$13	87kr.	BNP Paribas SA	01/08/25	—
Foreign currency forward contract (DKK)	$635	4,232kr.	HSBC Bank USA	01/08/25	47
Foreign currency forward contract (DKK)	$616	4,349kr.	BNP Paribas SA	04/07/25	9

Foreign currency forward contract (EUR)	€5,830	$6,158	BNP Paribas SA	01/08/25	(123)
Foreign currency forward contract (EUR)	€105,535	$110,836	HSBC Bank USA	01/08/25	(1,580)
Foreign currency forward contract (EUR)	$121,765	€109,064	BNP Paribas SA	01/08/25	8,855
Foreign currency forward contract (EUR)	$2,440	€2,300	HSBC Bank USA	01/08/25	59
Foreign currency forward contract (EUR)	$107,673	€102,113	HSBC Bank USA	04/07/25	1,524

Foreign currency forward contract (GBP)	£21,287	$27,118	HSBC Bank USA	01/08/25	(468)
Foreign currency forward contract (GBP)	$28,351	£21,287	BNP Paribas SA	01/08/25	1,701
Foreign currency forward contract (GBP)	$26,184	£20,560	HSBC Bank USA	04/07/25	462

Foreign currency forward contract (NZD)	NZ$10,993	$6,361	HSBC Bank USA	01/08/25	(211)
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	BNP Paribas SA	01/08/25	721
Foreign currency forward contract (NZD)	$135	NZ$229	HSBC Bank USA	01/08/25	7
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	HSBC Bank USA	04/07/25	211

Foreign currency forward contract (NOK)	22,748kr	$2,037	HSBC Bank USA	01/08/25	(37)
Foreign currency forward contract (NOK)	$2,171	22,748kr	HSBC Bank USA	01/08/25	171
Foreign currency forward contract (NOK)	$2,069	23,109kr	HSBC Bank USA	04/07/25	38

Foreign currency forward contract (SEK)	17,579kr	$1,601	HSBC Bank USA	01/08/25	(13)
Foreign currency forward contract (SEK)	$33	352kr	BNP Paribas SA	01/08/25	1
Foreign currency forward contract (SEK)	$1,700	17,228kr	HSBC Bank USA	01/08/25	143
Foreign currency forward contract (SEK)	$1,621	17,705kr	HSBC Bank USA	04/07/25	13

Foreign currency forward contract (CHF)	1,814Fr.	$2,057	HSBC Bank USA	01/08/25	(56)
Foreign currency forward contract (CHF)	$2,160	1,814Fr.	BNP Paribas SA	01/08/25	160
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	HSBC Bank USA	04/07/25	56
Total Foreign Currency Forward Contracts, December 31, 2024					$14,500
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2024 represented 195.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.9% of total investments at fair value as of December 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2024 were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,219	$—	$—	$—	$275	$16,494	$1,000
		16,219	—	—	—	275	16,494	1,000

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 12.6% Cash)	2,486	80	—	—	—	2,566	335
	Common Stock (497,228 shares)	4,871	—	—	—	(366)	4,505	—
		7,357	80	—	—	(366)	7,071	335

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,824	48	—	—	13	7,885	714
	Subordinated Term Loan (8.0% Cash)	3,434	201	—	—	—	3,635	355
	LLC Units (1,759,051 units)	6,080	2,776	—	—	(430)	8,426	—
		17,338	3,025	—	—	(417)	19,946	1,069

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 11.9% Cash)	2,740	13,665	(11,410)	—	(9)	4,986	409
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	3	—	—	(3)	2,246	161
	LLC Units (44,197,541 units)	72,041	33	—	—	(4,452)	67,622	7,359
		77,027	13,701	(11,410)	—	(4,464)	74,854	7,929

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 10.3% PIK)	55,258	6,435	(1,616)	—	8	60,085	6,435
	Common LP Units (15.4 units)	546	—	—	—	(389)	157	—
		55,804	6,435	(1,616)	—	(381)	60,242	6,435

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% PIK)	—	717	—	—	—	717	7
	LLC Units (239,089.9 units)	—	239	—	—	—	239	—
		—	956	—	—	—	956	7

Thompson Rivers LLC	6.6% Member Interest	5,523	—	(2,476)	—	(68)	2,979	—
		5,523	—	(2,476)	—	(68)	2,979	—

Waccamaw River LLC	20% Member Interest	15,470	—	(2,087)	—	(2,653)	10,730	3,534
		15,470	—	(2,087)	—	(2,653)	10,730	3,534

Total Affiliate Investments		$194,738	$24,197	$(17,589)	$—	$(8,074)	$193,272	$20,309
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
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
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2024 was 2.84500%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2024 was 2.71400%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2024 was 2.56800%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2024 was 4.33249%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2024 was 4.30510%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2024 was 4.25001%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2024 was 4.71030%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2024 was 4.62330%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2024 was 4.56370%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2024 was 4.32250%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2024 was 4.41630%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2024 was 4.49250%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of December 31, 2024 was 3.15158%.
(21)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2024 was 4.27000%.
(22)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2024 was 1.01720%.
(23)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2024 was 4.61000%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2024 was 2.54200%.
(25)Non-accrual investment.
(26)Investment is non-income producing.
(27)Position or portion thereof is an unfunded loan or equity commitment.
(28)PIK non-accrual investment.
(29)Portfolio company does not issue shares or units, member interest is based on commitments.

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
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance did not have a material impact on its financial statements.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the aforementioned guidance and it did not have a material impact on the Company’s consolidated financial statements. See “Segments” below for disclosure.
In December 2023, the FASB issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial statements. The Company plans to adopt ASU 2023-09 in calendar year 2026.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2024 and 2023. The weighted average range of unobservable inputs is based on fair value of investments.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2024 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$849,648	Yield Analysis	Market Yield	6.5% – 75.8%	10.4%	Decrease
	11,289	Market Approach	Adjusted EBITDA Multiple	0.5x– 9.0x	7.2x	Increase
	106,320	Recent Transaction	Transaction Price	95.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes(1)	51,725	Yield Analysis	Market Yield	8.0% – 18.6%	12.7%	Decrease
	14,900	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	15.8x	Increase
	3,650	Expected Recovery	Expected Recovery	$3,650.0	$3,650.0	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(2)	495	Yield Analysis	Market Yield	9.7%	9.7%	Decrease
Equity shares(3)	20,101	Yield Analysis	Market Yield	10.8% – 30.5%	15.4%	Decrease
	168,912	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	12.6x	Increase
	1,090	Market Approach	Revenue Multiple	5.5x – 8.8x	5.8x	Increase
	8,426	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	2,583	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	2,755	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,448.37	Increase
Equity warrants	1,217	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.3x	Increase
Royalty rights	2,917	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease

(1) Excludes investments with an aggregate fair value amounting to $6,523, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $14,996, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $5,705, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the year ended December 31, 2024, two equity positions with an aggregate fair value of $10.0 million and one senior debt and first lien note position with a fair value of $4.7 million transitioned from a market approach to a yield analysis valuation model. In addition, four senior debt and first lien note positions with an aggregate fair value of $6.4 million transitioned from a yield analysis to a market approach valuation model. Lastly, one subordinated debt and second lien note position with a fair value of $3.6 million transitioned from a yield analysis to an expected recovery valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2023: ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$844,635	Yield Analysis	Market Yield	7.8% – 19.6%	11.2%	Decrease
	7,247	Market Approach	Adjusted EBITDA Multiple	1.1x – 12.5x	3.5x	Increase
	84,483	Recent Transaction	Transaction Price	97.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	85,803	Yield Analysis	Market Yield	8.5% – 18.9%	13.1%	Decrease
	4,986	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	670	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares(4)	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	162,996	Market Approach	Adjusted EBITDA Multiple	4.8x – 30.0x	11.2x	Increase
	1,390	Market Approach	Revenue Multiple	6.5x – 9.5x	6.8x	Increase
	6,080	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	2,131	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	5,203	Recent Transaction	Transaction Price	$1.00– $10.00	$9.64	Increase
Equity warrants	1,043	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.5x	Increase
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2024 and December 31, 2023, the Company had five portfolio companies and one portfolio company, respectively, with investments that were on non-accrual.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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
Fee income for the years ended December 31, 2024, 2023, and 2022, was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Recurring Fee and Other Income:
Amortization of loan origination fees	$4,107	$3,916	$3,161
Management, valuation and other fees	839	1,309	1,142
Royalty income	211	—	—
Total Recurring Fee and Other Income	5,157	5,225	4,303
Non-Recurring Fee and Other Income:
Prepayment fees	598	394	446
Acceleration of unamortized loan origination fees	2,535	1,100	1,112
Advisory, loan amendment and other fees	313	541	627
Total Non-Recurring Fee and Other Income	3,446	2,035	2,185
Total Fee and Other Income	$8,603	$7,260	$6,488

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
General and Administrative Expenses
General and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses expenses reimbursable to the Adviser under the terms of an administration agreement (the “Administration Agreement”) and other costs related to operating the Company.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Segments
The Company lends to and invests in customers in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described in “Significant Accounting Policies.” The Company has identified the Chief Executive Officer, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business—Investment Criteria” included in Item 1 of Part I of this Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and and net increase in net assets resulting from operations are presented on the accompanying Consolidated Statements of Operations.
Concentration of Credit Risk
As of December 31, 2024 and 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2024 and 2023, the Company’s largest single portfolio company investment represented approximately 5.5% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2024, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currency
As of December 31, 2024, the Company held 12 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 64 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 23 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 12 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 58 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 23 investments that were denominated in British pounds sterling.
At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into United States dollars using the spot exchange rate on the last business day of the period. Purchases and sales of

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
In addition, during the years ended December 31, 2024 and 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2024:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 23, 2022	March 9, 2022	March 16, 2022	$0.51	$6,203	$4,821	$11,024
May 5, 2022	June 8, 2022	June 15, 2022	0.52	7,895	6,114	14,009
August 9, 2022	September 7, 2022	September 14, 2022	0.53	8,047	6,373	14,420
November 10, 2022	December 7, 2022	December 14, 2022	0.54	8,198	6,650	14,848
Total 2022 dividends and distributions			$2.10	$30,343	$23,958	$54,301
February 23, 2023	March 8, 2023	March 15, 2023	$0.60	$9,152	$7,525	$16,677
May 4, 2023	May 31, 2023	June 14, 2023	0.62	9,460	7,988	17,448
August 9, 2023	August 30, 2023	September 13, 2023	0.63	9,617	8,342	17,959
November 9, 2023	November 29, 2023	December 13, 2023	0.63	9,653	8,545	18,198
Total 2023 dividends and distributions			$2.48	$37,882	$32,400	$70,282
February 22, 2024	February 28, 2024	March 13, 2024	$0.64	$9,794	$8,939	$18,733
May 7, 2024	May 29, 2024	June 12, 2024	0.64	9,911	9,079	18,990
August 7, 2024	August 28, 2024	September 11, 2024	0.64	9,903	9,345	19,248
November 6, 2024	November 27, 2024	December 11, 2024	0.64	13,916	5,597	19,513
Total 2024 dividends and distributions			$2.56	$43,524	$32,960	$76,484
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.15% of the Company’s gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears. The Base Management Fee is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. For the Company’s first quarter, the Base Management Fee was calculated based on the value of the Company’s gross assets as of such quarter-end. The Base Management Fee for any partial quarter is appropriately prorated. For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
For the years ended December 31, 2024, 2023 and 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $2.1 million, $2.0 million, and $1.6 million, respectively. As of December 31, 2024, the Base Management Fee of $0.5 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $0.5 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2024, 2023 and 2022, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $11.2 million, $11.5 million and $6.8 million, respectively. As of December 31, 2024, the Income-Based Fee of $2.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $3.1 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For both years ended December 31, 2024 and December 31, 2023, the net Capital Gains Fee accrual was nil. For the year ended December 31, 2022, the Company reduced the Capital Gains Fees accrual by $2.1 million.

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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million, $0.9 million and $1.3 million, respectively. As of December 31, 2024, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
3. Investments
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser’s SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%	145%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6	11
Structured products	27,498	2	27,397	2	4
Equity shares	181,837	13	209,930	16	30
Equity warrants	2	—	1,217	—	—
Royalty rights	1,813	—	2,917	—	1
Investments in joint ventures	46,560	3	30,203	2	5
	$1,375,289	100%	$1,356,956	100%	196%
December 31, 2023:
Senior debt and 1st lien notes	$1,000,294	74%	$985,158	73%	151%
Subordinated debt and 2nd lien notes	108,487	8	106,894	8	16
Structured products	29,479	2	26,173	2	4
Equity shares	162,731	12	192,641	14	30
Equity warrants	2	—	1,043	—	—
Investments in joint ventures	51,123	4	37,212	3	6
	$1,352,116	100%	$1,349,121	100%	207%
During the year ended December 31, 2024, the Company made new investments totaling $155.4 million and made investments in existing portfolio companies totaling $110.6 million.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2024 and 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$40,535	$967,257	$1,007,792
Subordinated debt and 2nd lien notes	—	—	77,500	77,500
Structured products	—	11,906	15,491	27,397
Equity shares	—	358	209,572	209,930
Equity warrants	—	—	1,217	1,217
Royalty rights	—	—	2,917	2,917
Investments subject to leveling	$—	$52,799	$1,273,954	$1,326,753
Investment in joint ventures (1)				30,203
				$1,356,956

	Fair Value at December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,079	$949,079	$985,158
Subordinated debt and 2nd lien notes	—	10,043	96,851	106,894
Structured products	—	11,258	14,915	26,173
Equity shares	78	—	192,563	192,641
Equity warrants	—	—	1,043	1,043
Investments subject to leveling	$78	$57,380	$1,254,451	$1,311,909
Investment in joint ventures (1)				37,212
				$1,349,121

(1) The Company’s investments in Banff L.P., Thompson Rivers LLC and Waccamaw River LLC (each as defined below) are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$—	$1,254,451
New investments	218,865	21,614	500	8,069	—	1,936	250,984
Investment restructuring	(18,105)	—	—	5,090	—	—	(13,015)
Transfers into (out of) Level 3, net	(504)	—	—	(1,689)	—	—	(2,193)
Proceeds from sales of investments / return of capital	(4,574)	—	—	(278)	—	(122)	(4,974)
Loan origination fees received	(3,253)	(296)	—	—	—	—	(3,549)
Principal repayments received	(160,749)	(44,974)	(1,786)	—	—	—	(207,509)
Payment in kind interest /dividends	2,643	3,615	—	7,144	—	—	13,402
Accretion of loan premium / discount	403	115	—	—	—	—	518
Accretion of deferred loan origination revenue	5,714	896	—	—	—	—	6,610
Realized gain (loss)	(8,625)	(74)	—	97	—	—	(8,602)
Unrealized appreciation (depreciation)	(13,637)	(247)	1,862	(1,424)	174	1,103	(12,169)
Fair value, end of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Warrants	Total
Fair value, beginning of period	$872,193	$97,805	$14,210	$112,878	$476	$1,097,562
New investments	162,890	23,187	—	63,883	—	249,960
Transfers into (out of) Level 3, net	(2)	16,664	1,767	517	—	18,946
Proceeds from sales of investments / return of capital	(35,122)	—	—	(821)	—	(35,943)
Loan origination fees received	(3,542)	(61)	—	—	—	(3,603)
Principal repayments received	(64,347)	(46,433)	(1,777)	—	—	(112,557)
Payment in kind interest /dividends	3,069	2,849	—	6,797	—	12,715
Accretion of loan premium /discount	418	728	—	—	—	1,146
Accretion of deferred loan origination revenue	4,510	391	—	—	—	4,901
Realized gain (loss)	(3,017)	(161)	—	140	(68)	(3,106)
Unrealized appreciation (depreciation)	12,029	1,882	715	9,169	635	24,430
Fair value, end of period	$949,079	$96,851	$14,915	$192,563	$1,043	$1,254,451
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $19.6 million during the year ended December 31, 2024 was related to portfolio company investments that were still held by the Company as of December 31, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $19.4 million during the year ended December 31, 2023 was related to portfolio company investments that were still held by the Company as of December 31, 2023.
During the year ended December 31, 2024, the Company made investments of approximately $215.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2024, the Company made investments of $51.0 million in companies to which it was previously committed to provide such financing.
During the year ended December 31, 2023, the Company made investments of approximately $181.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2023, the Company made investments of $62.2 million in companies to which it was previously committed to provide such financing.
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2024, the Company held a 10.0% partnership interest in Banff. As of December 31, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.5 million, respectively. As of December 31, 2023, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.2 million, respectively.
For the years ended December 31, 2024 and 2023, Banff declared $10.0 million and nil in dividends, respectively, of which $1.0 million and nil, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $116.9 million as of December 31, 2024, as compared to $146.5 million as of December 31, 2023. As of December 31, 2024, Banff’s investments had an aggregate cost of $128.2 million, as compared to $151.9 million as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$127,220	99%	$116,036	99%
Equity shares	972	1	825	1
	$128,192	100%	$116,861	100%
December 31, 2023:
Senior debt and 1st lien notes	$147,990	97%	$142,490	97%
Subordinated debt and 2nd lien notes	3,917	3	3,987	3
	$151,907	100%	$146,477	100%
As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 9.6% and 10.6%, respectively.
The industry composition of Banff’s investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	December 31, 2024		December 31, 2023
Aerospace & Defense	$9,884	8.5%	$15,125	10.3%
Banking, Finance, Insurance, & Real Estate	15,911	13.6	16,325	11.2
Beverage, Food, & Tobacco	7,694	6.6	7,531	5.1
Chemicals, Plastics, & Rubber	—	—	1,269	0.9
Construction & Building	1,435	1.2	1,364	0.9
Consumer goods: Durable	1,784	1.5	1,725	1.2
Consumer goods: Non-durable	5,639	4.8	6,205	4.2
Containers, Packaging, & Glass	6,316	5.4	6,607	4.5
Healthcare & Pharmaceuticals	13,193	11.3	17,205	11.8
High Tech Industries	7,716	6.6	20,942	14.3
Media: Advertising, Printing, & Publishing	1,919	1.7	1,957	1.3
Media: Diversified & Production	4,201	3.6	4,306	2.9
Services: Business	20,606	17.6	21,900	15.0
Services: Consumer	11,477	9.8	12,509	8.5
Telecommunications	3,186	2.7	3,243	2.2
Transportation: Cargo	5,900	5.1	8,264	5.7
Total	$116,861	100.0%	$146,477	100.0%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	December 31, 2024		December 31, 2023
Australia	$2,196	1.9%	$4,449	3.0%
Belgium	7,694	6.6	7,531	5.1
Canada	604	0.5	2,221	1.5
France	25,808	22.1	28,669	19.6
Germany	4,058	3.5	7,277	5.0
Hong Kong	6,248	5.3	6,033	4.1
Netherlands	8,924	7.6	9,193	6.3
New Zealand	2,410	2.1	2,596	1.8
Singapore	4,000	3.4	3,984	2.7
United Kingdom	18,337	15.7	20,401	13.9
USA	36,582	31.3	54,123	37.0
Total	$116,861	100.0%	$146,477	100.0%
Banff’s credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, initially closed on August 26, 2022 and had approximately $19.2 million outstanding as of December 31, 2023. On March 20, 2024, Banff’s credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both December 31, 2024 and December 31, 2023, the Company had sold $187.9 million of its investments to Banff. As of both December 31, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
The Company has determined that Banff is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Banff as it is not a substantially wholly owned investment company subsidiary. In addition, Banff is not an operating company and the Company does not control Banff due to the allocation of voting rights among Banff members.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2024. As of December 31, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2024 and 2023, Thompson Rivers declared $37.5 million and $111.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $2.5 million and $7.3 million of the dividends, respectively, as a return of capital.
As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 billion in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of December 31, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $43.5 million and $83.5 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $90.3 million and $170.8 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million and $50.0 million outstanding as of December 31, 2024 and December 31, 2023, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318	$32,318
Total contributed capital by all members(2)	$482,083	$482,083
Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both December 31, 2024 and December 31, 2023, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2024. As of December 31, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the years ended December 31, 2024 and 2023, Waccamaw River declared $28.1 million and $7.3 million in dividends, respectively, of which $3.5 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $2.1 million and nil of the dividends, respectively, as a return of capital.
As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average interest rate of 12.0%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
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
The Company has determined that Waccamaw River is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members(1)	$139,020	$139,020

Total unfunded commitments by Barings Capital Investment Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $85.6 million of total contributed capital by related parties as of both December 31, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of December 31, 2024 and December 31, 2023, $5.0 million and $2.7 million, respectively of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of December 31, 2024 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The Company has determined that Rocade is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2024 and 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Credit Facility:
January 15, 2021	June 30, 2028	6.365%	$650,124	$644,463
Total Credit Facility			$650,124	$644,463
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(107)	(157)
Total Notes			$99,893	$99,843
The Company’s summary information of its borrowings were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Combined weighted average interest rate(1)	6.964%	6.798%
Combined weighted average debt outstanding	$730,691	$741,261
(1) Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 190.5% as of December 31, 2024.
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
On November 15, 2024, the Company entered into a second amended and restated senior secured credit agreement (the “Amended ING Credit Agreement”), which amended and restated that certain amended and restated senior secured revolving credit agreement, dated as of April 30, 2021. The Amended ING Credit Agreement, among other changes, (a) extended the revolving period under the ING Credit Facility from April 30, 2025 to a scheduled

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
end date of June 30, 2027 or, if earlier, the date the commitment period is terminated under the Amended ING Credit Agreement; (b) extended the stated maturity date from April 30, 2026 to the earliest of (i) June 30, 2028 or (ii) the date that is one year after the termination of the commitment period under the Amended ING Credit Agreement in connection with a Liquidity Event (as defined below) involving the Company; (c) adjusted the interest rate charged on borrowings under the ING Credit Facility from an applicable spread of either the term SOFR plus 2.15% plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months, to an applicable spread of 2.00% plus a credit spread adjustment of 0.10%; and (d) reallocated $300 million from revolving commitments to term loan commitments. For purposes of the Amended ING Credit Agreement, a “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, included an affiliated BDC), such as a strategic sale of the Company or all or substantially all of the Company’s assets to, or a merger with, another entity, for consideration payable to stockholders of the Company of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities).
The Company can borrow foreign currencies directly under the ING Credit Facility. The ING Credit Facility is secured primarily by a material portion of the Company’s present and future property and assets and is guaranteed by certain of the Company’s subsidiaries. The revolving period under the ING Credit Facility terminates on June 30, 2027, and the final maturity date of the ING Credit Facility is scheduled for June 30, 2028.
Borrowings denominated in U.S. Dollars under the ING Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 1.00% or (ii) the term SOFR plus an applicable spread of 2.00% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. We pay a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of December 31, 2024, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2024, the Company had U.S. dollar borrowings of $556.0 million under the ING Credit Facility with an interest rate of 6.497% (with Term SOFR borrowings subject to one month SOFR of 4.397%), borrowings denominated in British pounds sterling of £27.2 million ($34.1 million U.S. dollars) with an interest rate of 6.733% (one month SONIA of 4.700%) and borrowings denominated in Euros of €58.0 million ($60.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 2.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
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
As of December 31, 2024 and 2023, the fair values of the borrowings outstanding under the ING Credit Facility was $650.1 million, and $644.5 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2024, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of December 31, 2024 and 2023, the fair values of the outstanding February 2027 Notes was $95.5 million and $90.2 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2024 and 2023, the Company recorded a net expense of $2.0 million and $0.8 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2024, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

($ in thousands)	December 31,
	2024	2023	2022
Additional paid-in capital	$(1,606)	$50	$(472)
Total distributable earnings	1,606	(50)	472
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
tax returns for all open tax years (fiscal years 2021-2023), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2024, 2023 and 2022 is as follows:

($ in thousands)	Year Ended December 31,
	2024	2023	2022
Ordinary income	$76,484	$68,692	$54,301
Distribution of realized gains	—	1,591	—
Distributions on a tax basis	$76,484	$70,283	$54,301
At December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of Capital Gains Fees, organizational costs and the tax treatment of certain partnership investments, as follows:

($ in thousands)	December 31,
	2024	2023	2022
Undistributed net investment income	$48,451	$19,917	$13,499
Accumulated capital gains (losses)	(10,297)	(5,866)	887
Other temporary differences	(145)	(157)	(172)
Unrealized appreciation (depreciation)	(11,266)	2,622	(15,145)
Components of distributable earnings at year end	$26,743	$16,516	$(931)
Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2024, the Company estimates that it will have a capital loss carryforward of approximately $10.3 million ($2.2 million of short-term capital losses and $8.1 million long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2023, the Company estimates that it will have a capital loss carryforward of approximately $5.9 million ($2.3 million of short-term capital losses and $3.6 million long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2024 and 2023 was approximately $1,391.8 million and $1,344.7 million, respectively. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $11.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $62.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $73.7 million. As of December 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $2.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.2 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $60.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2024, the Company had a net deferred tax liability of $1.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2023, the Company had a net deferred tax liability of $0.8 million pertaining to operating losses and tax basis differences related to certain partnership interests
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company’s foreign currency forward contracts as of December 31, 2024 and 2023:

As of December 31, 2024: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,181	$24,943	01/08/25	$(715)	Derivative liabilities
Foreign currency forward contract (AUD)	A$1,000	$627	04/07/25	(9)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,827	A$39,181	01/08/25	2,600	Derivative assets
Foreign currency forward contract (AUD)	$25,436	A$39,950	04/07/25	728	Derivative assets

Foreign currency forward contract (CAD)	C$4,698	$3,322	01/08/25	(60)	Derivative liabilities
Foreign currency forward contract (CAD)	C$3,000	$2,100	04/07/25	(10)	Derivative liabilities
Foreign currency forward contract (CAD)	$3,487	C$4,698	01/08/25	225	Derivative assets
Foreign currency forward contract (CAD)	$47	C$67	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$3,362	C$4,738	04/07/25	60	Derivative assets

Foreign currency forward contract (DKK)	4,319kr.	$608	01/08/25	(9)	Derivative liabilities
Foreign currency forward contract (DKK)	$13	87kr.	01/08/25	—	Derivative assets
Foreign currency forward contract (DKK)	$635	4,232kr.	01/08/25	47	Derivative assets
Foreign currency forward contract (DKK)	$616	4,349kr.	04/07/25	9	Derivative assets

Foreign currency forward contract (EUR)	€5,830	$6,158	01/08/25	(123)	Derivative liabilities
Foreign currency forward contract (EUR)	€105,535	$110,836	01/08/25	(1,580)	Derivative liabilities
Foreign currency forward contract (EUR)	$121,765	€109,064	01/08/25	8,855	Derivative assets
Foreign currency forward contract (EUR)	$2,440	€2,300	01/08/25	59	Derivative assets
Foreign currency forward contract (EUR)	$107,673	€102,113	04/07/25	1,524	Derivative assets

Foreign currency forward contract (GBP)	£21,287	$27,118	01/08/25	(468)	Derivative liabilities
Foreign currency forward contract (GBP)	$28,351	£21,287	01/08/25	1,701	Derivative assets
Foreign currency forward contract (GBP)	$26,184	£20,560	04/07/25	462	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,993	$6,361	01/08/25	(211)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	01/08/25	721	Derivative assets
Foreign currency forward contract (NZD)	$135	NZ$229	01/08/25	7	Derivative assets
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	04/07/25	211	Derivative assets

Foreign currency forward contract (NOK)	22,748kr	$2,037	01/08/25	(37)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,171	22,748kr	01/08/25	171	Derivative assets
Foreign currency forward contract (NOK)	$2,069	23,109kr	04/07/25	38	Derivative assets

Foreign currency forward contract (SEK)	17,579kr	$1,601	01/08/25	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$33	352kr	01/08/25	1	Derivative assets
Foreign currency forward contract (SEK)	$1,700	17,228kr	01/08/25	143	Derivative assets
Foreign currency forward contract (SEK)	$1,621	17,705kr	04/07/25	13	Derivative assets

Foreign currency forward contract (CHF)	1,814Fr.	$2,057	01/08/25	(56)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,160	1,814Fr.	01/08/25	160	Derivative assets
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	04/07/25	56	Derivative assets
Total				$14,500

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$22,960	A$35,907	01/10/24	$(1,568)	Derivative liability
Foreign currency forward contract (AUD)	$569	A$867	01/10/24	(23)	Derivative liability

Foreign currency forward contract (CAD)	$4,087	C$5,577	01/10/24	(137)	Derivative liability
Foreign currency forward contract (CAD)	$182	C$245	01/10/24	(4)	Derivative liability

Foreign currency forward contract (DKK)	$548	3,873kr.	01/10/24	(27)	Derivative liability
Foreign currency forward contract (DKK)	$17	120kr.	01/10/24	(1)	Derivative liability

Foreign currency forward contract (EUR)	$93,155	€88,305	01/10/24	(4,541)	Derivative liability
Foreign currency forward contract (EUR)	$7,409	€6,840	01/10/24	(158)	Derivative liability

Foreign currency forward contract (GBP)	$18,602	£15,328	01/10/24	(927)	Derivative liability

Foreign currency forward contract (NZD)	$5,813	NZ$9,760	01/10/24	(373)	Derivative liability
Foreign currency forward contract (NZD)	$126	NZ$215	01/10/24	(10)	Derivative liability

Foreign currency forward contract (NOK)	$1,946	21,024kr	01/10/24	(130)	Derivative liability

Foreign currency forward contract (SEK)	$1,523	16,000kr	01/10/24	(69)	Derivative liability

Foreign currency forward contract (CHF)	$1,843	1,672Fr.	01/10/24	(148)	Derivative liability
Total				$(8,116)
As of December 31, 2024 and 2023, the total fair value of the Company’s foreign currency forward contracts was $14.5 million and $(8.1) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
As of both December 31, 2024 and December 31, 2023, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both December 31, 2024 and December 31, 2023, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024 and 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2024 and 2023 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Accurus Aerospace Corporation(2)	Revolver	$184	$254
AD Bidco, Inc.	Delayed Draw Term Loan	1,174	—
AD Bidco, Inc.	Revolver	434	—
Adhefin International(2)(3)	Delayed Draw Term Loan	393	419
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	489	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	—	236
AirX Climate Solutions, Inc.	Revolver	163	96
AlliA Insurance Brokers NV(2)(3)	Delayed Draw Term Loan	259	1,634
Americo Chemical Products, LLC	Revolver	471	471
Amtech LLC	Revolver	—	145

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	653	665
Arc Education(3)	Delayed Draw Term Loan	997	1,291
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	179	271
Artemis Bidco Limited(2)(3)	Delayed Draw Term Loan	663	—
ASC Communications, LLC	Revolver	658	659
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	144	471
ATL II MRO Holdings Inc.	Revolver	1,912	1,250
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	891	982
Azalea Buyer, Inc.	Delayed Draw Term Loan	429	429
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC(2)	Delayed Draw Term Loan	295	—
Basin Innovation Group, LLC(2)	Revolver	255	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	2,007
Biolam Group(2)(3)	Delayed Draw Term Loan	943	1,006
BKF Buyer, Inc.(2)	Revolver	1,253	—
Bounteous, Inc.	Delayed Draw Term Loan	—	2,580
Brightpay Limited(2)(3)	Delayed Draw Term Loan	118	126
BrightSign LLC	Revolver	131	238
CAi Software, LLC	Revolver	354	707
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,987	—
Caldwell & Gregory LLC	Revolver	1,500	—
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	63	—
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	314	993
Cascade Residential Services LLC(2)	Revolver	—	165
CCFF Buyer, LLC	Delayed Draw Term Loan	811	—
CCFF Buyer, LLC	Revolver	608	—
CGI Parent, LLC	Revolver	1,653	1,653
Comply365, LLC	Revolver	556	556
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	490	523
CSL DualCom(4)	Capex / Acquisition Facility	184	187
DataServ Integrations, LLC	Revolver	481	481
DecksDirect, LLC(2)	Revolver	34	381
DISA Holdings Corp.	Delayed Draw Term Loan	—	714
DISA Holdings Corp.	Revolver	286	226
Dune Group(2)(3)	Delayed Draw Term Loan	660	704
EB Development(2)(3)	Delayed Draw Term Loan	553	—
Eclipse Business Capital, LLC	Revolver	6,244	8,490
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	195	—
EMI Porta Holdco LLC(2)	Revolver	966	173
eShipping, LLC	Revolver	1,122	1,122
Eurofins Digital Testing International LUX Holding SARL(2)(3)	Delayed Draw Term Loan	—	1,821

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(2)	Revolver	77	77
Faraday(2)(3)	Delayed Draw Term Loan	928	990
Finaxy Holding(2)(3)	Delayed Draw Term Loan	1,064	—
Finexvet(2)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	515	524
Forest Buyer, LLC	Revolver	298	—
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	1	—
Fortis Payment Systems, LLC(2)	Revolver	2	—
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	1,734	—
GB Eagle Buyer, Inc.	Revolver	1,737	1,935
GCDL LLC	Delayed Draw Term Loan	108	—
GCDL LLC	Revolver	108	—
Global Academic Group Limited(2)(7)	Term Loan	155	276
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	49	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC	Delayed Draw Term Loan	1,256	—
Graphpad Software, LLC	Revolver	523	—
Greenhill II BV(3)	Capex / Acquisition Facility	28	120
Groupe Product Life(2)(3)	Delayed Draw Term Loan	145	—
Gusto Aus BidCo Pty Ltd(5)	Delayed Draw Term Loan	—	167
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	164	253
HEKA Invest(3)	Delayed Draw Term Loan	539	575
HemaSource, Inc.	Revolver	902	710
HomeX Services Group LLC	Delayed Draw Term Loan	260	338
HomeX Services Group LLC	Revolver	135	135
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	682	682
Hydratech Holdings, Inc.	Delayed Draw Term Loan	1,029	—
Hydratech Holdings, Inc.	Revolver	551	—
Ice House America, L.L.C.(2)	Revolver	128	—
Innovad Group II BV(2)(3)	Delayed Draw Term Loan	—	176
INOS 19-090 GmbH(2)(3)	Capex / Acquisition Facility	—	971
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	582	620
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(2)(5)	Delayed Draw Term Loan	110	155
Isolstar Holding NV (IPCOM)(3)	Delayed Draw Term Loan	—	656
ISTO Technologies II, LLC	Revolver	238	238
ITI Intermodal, Inc.	Revolver	530	595
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	216	334
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Kano Laboratories LLC	Delayed Draw Term Loan	—	1,574
Kano Laboratories LLC	Delayed Draw Term Loan	—	1,203
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	185	—
Keystone Bidco B.V.(2)(3)	Revolver	28	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	719	1,121
LeadsOnline, LLC	Revolver	1,952	1,640
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	23	18
Marmoutier Holding B.V.(2)(3)	Revolver	65	106
Marshall Excelsior Co.(2)	Revolver	—	133
MB Purchaser, LLC	Delayed Draw Term Loan	258	—
MB Purchaser, LLC	Revolver	103	—
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	290	290
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	506	—
Media Recovery, Inc. (SpotSee)(2)	Revolver	434	—
Megawatt Acquisitionco, Inc.(2)	Revolver	238	—
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	346	387
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	306	338
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	69	77
Moonlight Bidco Limited(2)(4)	Delayed Draw Term Loan	552	562
Narda Acquisitionco., Inc.	Revolver	684	684
NAW Buyer LLC	Delayed Draw Term Loan	1,477	1,515
NAW Buyer LLC	Revolver	379	303
NeoxCo(2)(3)	Delayed Draw Term Loan	—	497
Next Holdco, LLC	Delayed Draw Term Loan	189	189
Next Holdco, LLC	Revolver	73	73
NF Holdco, LLC(2)	Revolver	552	442
Northstar Recycling, LLC(2)	Delayed Draw Term Loan	859	—
Northstar Recycling, LLC(2)	Revolver	706	—
Novotech Aus Bidco Pty Ltd(2)	Capex / Acquisition Facility	—	1,042
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	449	479
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	685	685
OSP Hamilton Purchaser, LLC(2)	Revolver	189	315
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.	Revolver	273	273
Premium Invest(2)(3)	Capex / Acquisition Facility	401	428
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	623	623
Process Insights Acquisition, Inc.(2)	Revolver	69	—
Process Insights Acquisition, Inc.(2)	Revolver	—	676
ProfitOptics, LLC(2)	Revolver	97	84
Protego Bidco B.V.(2)(3)	Delayed Draw Term Loan	—	174

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Pro-Vision Solutions Holdings, LLC	Revolver	2,063	—
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	193	206
Qualified Industries, LLC(2)	Revolver	242	242
Questel Unite(2)(3)	Incremental Term Loan	—	2,860
R1 Holdings, LLC	Delayed Draw Term Loan	—	841
R1 Holdings, LLC	Revolver	801	973
Randys Holdings, Inc.	Delayed Draw Term Loan	2,327	3,309
Randys Holdings, Inc.	Revolver	924	995
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762	—
Rapid Buyer LLC(2)	Revolver	881	—
Rocade Holdings LLC	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,168	—
ROI Solutions LLC(2)	Revolver	1,940	—
Royal Buyer, LLC	Delayed Draw Term Loan	—	461
Royal Buyer, LLC	Revolver	874	670
RPX Corporation	Revolver	1,008	—
Saab Purchaser, Inc. (2)	Delayed Draw Term Loan	1,915	—
Saab Purchaser, Inc. (2)	Revolver	958	—
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	2,456	—
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	—	16
Sansidor BV(2)(3)	Capex / Acquisition Facility	396	—
SBP Holdings LP	Delayed Draw Term Loan	—	75
SBP Holdings LP	Revolver	532	532
Scaled Agile, Inc.(2)	Revolver	—	280
Scout Bidco B.V.(2)(3)	Revolver	500	320
Sinari Invest(2)(3)	Delayed Draw Term Loan	449	617
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	156	312
Skyvault Holdings LLC	Delayed Draw Term Loan	3,033	—
Smartling, Inc.	Revolver	588	588
SmartShift Group, Inc.	Delayed Draw Term Loan	—	2,294
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	878	798
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	90
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	727	—
SPATCO Energy Solutions, LLC	Revolver	594	—
Spatial Business Systems LLC	Delayed Draw Term Loan	—	937
Spatial Business Systems LLC	Revolver	703	703
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	803	1,487
Superjet Buyer, LLC(2)	Revolver	1,460	1,095

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
SVI International LLC	Delayed Draw Term Loan	74	—
SVI International LLC	Revolver	74	—
Syntax Systems Ltd	Revolver	—	231
Tank Holding Corp(2)	Delayed Draw Term Loan	92	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	409
Tank Holding Corp(2)	Revolver	655	480
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,133	1,153
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	1,603	—
TAPCO Buyer LLC(2)	Revolver	583	—
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	233	—
Techone B.V.(2)(3)	Revolver	147	94
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Delayed Draw Term Loan	—	1,758
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	796	796
The Cleaver-Brooks Company, Inc.	Revolver	—	1,615
THG Acquisition, LLC(2)	Delayed Draw Term Loan	814	—
THG Acquisition, LLC(2)	Revolver	496	—
Trader Corporation(6)	Revolver	—	177
Trintech, Inc.	Revolver	255	255
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	211	—
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	—	1,469
TSYL Corporate Buyer, Inc.(2)	Revolver	122	177
Turbo Buyer, Inc.(2)	Delayed Draw Term Loan	—	974
UBC Ledgers Holding AB(2)(9)	Delayed Draw Term Loan	234	840
UBC Ledgers Holding AB(2)(9)	Revolver	—	278
UHY Advisors, Inc.(2)	Delayed Draw Term Loan	6,623	—
UHY Advisors, Inc.(2)	Revolver	1,753	—
Union Bidco Limited(4)	Capex / Acquisition Facility	66	83
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	641	683
Unither (Uniholding)(2)(3)	Delayed Draw Term Loan	449	479
W2O Holdings, Inc.(2)	Delayed Draw Term Loan	—	234
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	599	1,250
Whitcraft Holdings, Inc.	Revolver	446	880
White Bidco Limited	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(2)	Line of Credit	550	318
World 50, Inc.	Revolver	243	—
WWEC Holdings III Corp	Revolver	932	757
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	—	2,062

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
ZB Holdco LLC(2)	Delayed Draw Term Loan	—	1,466
ZB Holdco LLC(2)	Revolver	169	423
Zeppelin Bidco Limited(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$123,644	$114,328
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended				For the period from July 13, 2020 (commencement of operations) to
($ in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per share data:
Net asset value at beginning of period	$22.27	$21.66	$22.43	$21.58	$—
Net investment income(1)	2.85	2.81	2.43	2.06	0.25
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts(1)	(0.32)	(0.53)	0.58	(0.37)	0.46
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts(1)	0.33	0.81	(1.67)	1.00	0.87
Total increase from investment operations(1)	2.86	3.09	1.34	2.69	1.58
Dividends paid to stockholders from net investment income	(2.56)	(2.42)	(2.00)	(1.63)	—
Dividends paid to stockholders from short-term realized gains	—	(0.06)	(0.10)	(0.20)	—
Total dividends declared	(2.56)	(2.48)	(2.10)	(1.83)	—
Issuance of common stock	—	—	—	—	20.00
Loss on extinguishment of debt(1)	—	—	(0.01)	(0.01)	—
Net asset value at end of period	$22.57	$22.27	$21.66	$22.43	$21.58
Shares outstanding at end of period	30,736,412	29,270,679	27,795,215	21,614,872	4,976,474
Net assets at end of period	$693,577	$651,996	$602,099	$484,828	$107,391
Average net assets	$677,561	$629,533	$580,945	$252,500	$47,452
Ratio of total expenses to average net assets (annualized)(2)(3)	10.55%	11.05%	6.31%	6.67%	9.41%
Ratio of net investment income to average net assets (annualized)(2)(3)	12.62%	12.70%	10.81%	9.62%	7.19%
Portfolio turnover ratio (annualized)	18.99%	13.23%	16.42%	51.91%	57.14%
Total return(4)	13.39%	14.93%	5.95%	12.85%	7.90%
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2024. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Total investment income	$37,238	$41,092	$38,679	$39,960
Net investment income	19,013	23,338	21,534	21,608
Net increase (decrease) in net assets resulting from operations	28,039	18,453	18,065	20,548
Net investment income per share	$0.65	$0.78	$0.71	$0.71

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total investment income	$34,239	$38,048	$37,314	$39,899
Net investment income	$18,871	$20,756	$19,502	$20,818
Net increase in net assets resulting from operations	$25,493	$17,552	$24,080	$20,654
Net investment income per share	$0.68	$0.74	$0.68	$0.72
10. Subsequent Events
On February 20, 2025, the Board declared a quarterly distribution of $0.64 per share payable on March 12, 2025 to holders of record as of February 26, 2025.