Form 10-Q
period 2025-03-31
Barings Capital Investment Corp
filed 2025-05-08
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 8, 2025 was 31,169,306.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,194,282 and $1,187,354 as of March 31, 2025 and December 31, 2024, respectively)	$1,185,535	$1,163,684
Affiliate investments (cost of $190,740 and $187,935 as of March 31, 2025 and December 31, 2024, respectively)	196,447	193,272
Total investments at fair value	1,381,982	1,356,956
Cash	31,586	44,490
Foreign currencies (cost of $15,408 and $9,617 as of March 31, 2025 and December 31, 2024, respectively)	15,743	9,352
Interest and fees receivable	17,411	19,492
Prepaid expenses and other assets	371	135
Derivative assets	1,223	17,791
Deferred financing fees	6,681	7,186
Receivable from unsettled transactions	496	2,577
Total assets	$1,455,493	$1,457,979
Liabilities:
Accounts payable and accrued liabilities	$3,110	$3,782
Interest payable	5,634	3,552
Administrative fees payable	203	259
Base management fees payable	524	525
Incentive management fees payable	2,571	2,581
Derivative liabilities	3,813	3,291
Payable from unsettled transactions	13,235	395
Borrowings under credit facility	620,979	650,124
Notes payable (net of deferred financing fees)	99,905	99,893
Total liabilities	749,974	764,402
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 31,169,306 and 30,736,412 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	31	31
Additional paid-in capital	676,573	666,803
Total distributable earnings	28,915	26,743
Total net assets	705,519	693,577
Total liabilities and net assets	$1,455,493	$1,457,979
Net asset value per share	$22.64	$22.57
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$26,384	$29,846
Affiliate investments	514	340
Total interest income	26,898	30,186
Dividend income:
Non-Control / Non-Affiliate investments	658	800
Affiliate investments	3,803	3,150
Total dividend income	4,461	3,950
Fee and other income:
Non-Control / Non-Affiliate investments	1,760	1,574
Affiliate investments	20	22
Total fee and other income	1,780	1,596
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,513	1,402
Affiliate investments	29	91
Total payment-in-kind interest income	1,542	1,493
Interest income from cash	5	13
Total investment income	34,686	37,238
Operating expenses:
Interest and other financing fees	11,325	13,540
Base management fee (Note 2)	524	519
Incentive management fees (Note 2)	2,571	3,199
Other general and administrative expenses (Note 2)	1,055	817
Total operating expenses	15,475	18,075
Net investment income before taxes	19,211	19,163
Income taxes, including excise tax expense	400	150
Net investment income after taxes	$18,811	$19,013

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,142)	$(3,867)
Net realized gains (losses) on investments	(3,142)	(3,867)
Foreign currency transactions	534	(92)
Forward currency contracts	11,418	(6,541)
Net realized gains (losses)	8,810	(10,500)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	14,400	5,754
Affiliate investments	368	470
Net unrealized appreciation (depreciation) on investments	14,768	6,224
Foreign currency transactions	(3,456)	1,661
Forward currency contracts	(17,090)	11,641
Net unrealized appreciation (depreciation)	(5,778)	19,526
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	3,032	9,026
Net increase in net assets resulting from operations	$21,843	$28,039
Net investment income per share — basic and diluted	$0.61	$0.65
Net increase in net assets resulting from operations per share — basic and diluted	$0.71	$0.96
Dividends / distributions per share:
Total dividends / distributions	$0.64	$0.64
Weighted average shares outstanding — basic and diluted	30,827,801	29,350,073

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
Net investment income	—	—	—	18,811	18,811
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	8,810	8,810
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(5,778)	(5,778)
Dividends / distributions	432,894	—	9,770	(19,671)	(9,901)
Balance, March 31, 2025	31,169,306	$31	$676,573	$28,915	$705,519

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—	—	19,013	19,013
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,500)	(10,500)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	19,526	19,526
Dividends / distributions	401,379	—	8,939	(18,733)	(9,794)
Balance, March 31, 2024	29,672,058	$29	$644,390	$25,822	$670,241
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,843	$28,039
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(38,917)	(51,561)
Repayments received / sales of portfolio investments	44,897	43,227
Loan origination and other fees received	1,026	826
Net realized (gain) loss on investments	3,142	3,867
Net realized (gain) loss on foreign currency transactions	(534)	92
Net realized (gain) loss on forward currency contracts	(11,418)	6,541
Net unrealized (appreciation) depreciation of investments	(14,768)	(6,224)
Net unrealized (appreciation) depreciation of foreign currency transactions	3,456	(1,661)
Net unrealized (appreciation) depreciation of forward currency contracts	17,090	(11,641)
Payment-in-kind interest / dividends	(3,646)	(3,681)
Amortization of deferred financing fees	519	252
Accretion of loan origination and other fees	(1,336)	(1,292)
Amortization / accretion of purchased loan premium / discount	(541)	(198)
Payments for derivative contracts	(3,272)	(8,116)
Proceeds from derivative contracts	14,690	1,575
Changes in operating assets and liabilities:
Interest and fees receivable	3,174	6,528
Prepaid expenses and other assets	(237)	52
Accounts payable and accrued liabilities	(1,265)	(460)
Interest payable	2,081	(1,068)
Net cash provided by (used in) operating activities	35,984	5,097
Cash flows from financing activities:
Borrowings under credit facility	21,000	—
Repayments of credit facility	(53,596)	—
Cash dividends / distributions paid	(9,901)	(9,794)
Net cash provided by (used in) financing activities	(42,497)	(9,794)
Net increase (decrease) in cash and foreign currencies	(6,513)	(4,697)
Cash and foreign currencies, beginning of period	53,842	36,226
Cash and foreign currencies, end of period	$47,329	$31,529
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,602	$14,275
Excise taxes paid during the period	$1,863	$800
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$9,770	$8,939
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$8,681	$8,608	$8,507	1.2%	(6)(7)(12)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	1,018	1,008	997	0.1%	(6)(7)(12)(27)
ADB Safegate	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 13.6% Cash	08/21	10/27	7,581	7,514	7,315	1.0%	(3)(7)(12)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	11/28	10,546	10,374	10,408	1.5%	(6)(7)(12)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	11/22	11/28	—	(30)	(25)	—%	(6)(7)(12)(27)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	650	644	644	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/22	12/30	10,793	10,554	10,718	1.5%	(6)(7)(12)(27)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	12/22	12/30	217	185	207	—%	(6)(7)(12)(27)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.1% Cash	10/24	09/31	3,241	3,193	3,198	0.5%	(3)(6)(7)(9)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/24	03/30	2,075	2,039	1,950	0.3%	(6)(7)(12)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	03/24	03/30	95	89	75	—%	(6)(7)(12)(27)
Narda Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	2,640	2,617	2,640	0.4%	(6)(7)(11)
Narda Acquisitionco., Inc.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(5)	—	—%	(6)(7)(11)(27)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	03/21	03/28	430	460	419	0.1%	(3)(6)(7)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.9% Cash	03/21	03/27	733	794	718	0.1%	(3)(6)(7)(10)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/20	12/26	4,942	4,909	4,508	0.6%	(6)(7)(12)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash, 2.0% PIK	02/21	02/27	17,365	17,292	15,975	2.3%	(6)(7)(12)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	02/23	02/29	6,212	6,031	6,212	0.9%	(6)(7)(12)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	02/23	02/29	627	603	627	0.1%	(6)(7)(12)(27)
Subtotal Aerospace & Defense (10.6%)*					77,846	76,879	75,093
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	2,273	2,205	2,109	0.3%	(6)(7)(12)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/22	03/29	1,656	1,638	1,656	0.2%	(6)(7)(12)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.5% Cash	03/22	03/28	245	238	245	—%	(6)(7)(12)(27)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	11/29	11,590	11,393	11,513	1.6%	(6)(7)(12)(27)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	11/28	615	590	607	0.1%	(6)(7)(12)(27)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	3,552	3,475	3,487	0.5%	(6)(7)(12)(27)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(11)	(9)	—%	(6)(7)(12)(27)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	588	576	588	0.1%	(6)(7)(12)(27)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	—	(1)	—	—%	(6)(7)(12)(27)
Subtotal Automotive (2.9%)*					20,519	20,103	20,196
Banking, Finance, Insurance, & Real Estate
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	02/21	03/28	2,659	2,801	2,659	0.4%	(3)(6)(7)(16)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	10/21	10/27	4,890	4,876	4,890	0.7%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	03/25	03/30	$649	$614	$623	0.1%	(3)(6)(7)(15)(27)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	11/23	11/30	4,058	3,929	3,985	0.6%	(3)(6)(7)(10)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	11/30	159	131	139	—%	(3)(6)(7)(10)(27)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	10/23	09/30	2,517	2,412	2,482	0.4%	(3)(6)(7)(10)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	05/21	05/28	3,457	3,785	3,389	0.5%	(3)(6)(7)(9)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash, 4.0% PIK	12/21	06/26	21,540	21,365	21,366	3.0%	(6)(7)(12)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	06/21	12/30	2,282	2,222	2,260	0.3%	(3)(6)(7)(9)(27)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	522	491	512	0.1%	(6)(7)(12)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/31	17,226	17,144	17,144	2.4%	(3)(6)(7)(12)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	10/21	12/27	2,547	2,524	2,547	0.4%	(6)(7)(11)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.25%, 8.6% Cash	10/21	12/27	—	(6)	—	—%	(6)(7)(11)(27)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Subordinated Term Loan	SOFR + 7.75%, 12.2% PIK	10/21	10/28	3,650	3,613	3,650	0.5%	(6)(7)(13)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/24	10/31	3,665	3,623	3,627	0.5%	(6)(7)(11)(27)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/31	24	20	20	—%	(6)(7)(11)(27)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/21	12/25	7,971	7,942	7,517	1.1%	(6)(7)(12)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	1,882	1,850	1,855	0.3%	(6)(7)(12)(27)
Subtotal Banking, Finance, Insurance, & Real Estate (11.1%)*					79,698	79,336	78,665
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	4,370	4,239	4,370	0.6%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	2,154	2,101	2,154	0.3%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.6% PIK	02/24	05/26	809	809	809	0.1%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.6% PIK	02/24	05/26	618	618	618	0.1%	(6)(7)(12)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	04/21	04/28	4,400	4,707	4,400	0.6%	(3)(6)(7)(9)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.2% Cash	05/23	04/28	685	673	685	0.1%	(3)(6)(7)(21)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/21	12/28	2,240	2,267	1,942	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	12/21	12/27	3,603	3,566	3,549	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	12/21	12/27	342	331	326	—%	(6)(7)(12)(27)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	02/28	4,582	4,521	4,525	0.6%	(6)(7)(12)
ZB Holdco LLC	Revolver	SOFR + 5.50%, 10.0% Cash	02/22	02/28	241	237	236	—%	(6)(7)(12)(27)
Subtotal Beverage, Food, & Tobacco (3.3%)*					24,044	24,069	23,614
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/23	11/29	660	651	652	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	11/23	11/29	660	641	654	0.1%	(6)(7)(12)(27)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.1% Cash	11/23	11/29	—	(3)	—	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.6% Cash	07/22	07/29	$2,484	$2,327	$2,484	0.4%	(3)(6)(7)(9)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	03/23	07/29	9,384	8,957	8,351	1.2%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	11/21	11/28	1,995	1,971	1,995	0.3%	(3)(6)(7)(12)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/30	1,848	1,829	1,829	0.3%	(6)(7)(12)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/30	23	17	17	—%	(6)(7)(12)(27)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	1,628	1,612	1,628	0.2%	(6)(7)(11)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(2)	—	—%	(6)(7)(11)(27)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	3,821	3,751	3,730	0.5%	(6)(7)(12)(27)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	354	342	339	—%	(6)(7)(12)(27)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/24	10/30	3,242	3,179	3,179	0.5%	(6)(7)(12)(27)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/30	—	(11)	(11)	—%	(6)(7)(12)(27)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/30	2,769	2,707	2,712	0.4%	(6)(7)(12)(27)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/30	—	(8)	(8)	—%	(6)(7)(12)(27)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	4,112	4,077	4,051	0.6%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(6)	(11)	—%	(6)(7)(12)(27)
Subtotal Capital Equipment (4.5%)*					32,980	32,031	31,591
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/23	04/29	1,750	1,718	1,718	0.2%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/23	04/29	—	(8)	(8)	—%	(6)(7)(11)(27)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 6.08%, 10.2% Cash	11/21	10/28	803	919	797	0.1%	(3)(6)(7)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.08%, 8.6% Cash	11/21	10/28	7,077	7,151	7,023	1.0%	(3)(6)(7)(9)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.83%, 10.1% Cash	01/23	10/28	977	940	977	0.1%	(3)(6)(7)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 6.08%, 10.7% Cash	11/21	10/28	1,090	1,090	1,081	0.2%	(3)(6)(7)(12)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	09/21	09/27	1,524	1,631	1,366	0.2%	(3)(6)(7)(10)
Subtotal Chemicals, Plastics, & Rubber (1.8%)*					13,221	13,441	12,954
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	3,434	3,378	3,379	0.5%	(6)(7)(11)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(20)	(20)	—%	(6)(7)(11)(27)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/21	12/27	7,924	7,843	7,440	1.1%	(6)(7)(12)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	12/21	12/27	229	217	151	—%	(6)(7)(11)(27)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/27	660	654	660	0.1%	(6)(7)(11)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6)(7)
Ocelot Holdco LLC	Takeback Term loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6)(7)
Subtotal Construction & Building (1.7%)*					12,856	12,681	12,219
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.0% Cash	12/21	12/28	1,553	1,534	1,295	0.2%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Revolver	SOFR + 6.50%, 11.0% Cash	12/21	12/28	$254	$250	$191	—%	(6)(7)(12)(27)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 13.8% Cash	10/23	10/28	2,412	2,358	2,361	0.3%	(6)(7)(11)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	07/22	01/26	5,545	5,535	5,118	0.7%	(6)(7)(13)(27)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.0% Cash	07/22	01/26	—	(1)	(44)	—%	(6)(7)(13)(27)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/25	03/30	2,220	2,198	2,198	0.3%	(6)(7)(11)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	03/25	03/30	—	(3)	(3)	—%	(6)(7)(11)(27)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/21	11/27	7,448	7,362	6,920	1.0%	(6)(7)(12)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	753	740	739	0.1%	(6)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	288	285	266	—%	(6)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.2% Cash	03/22	09/30	8,330	8,474	8,122	1.2%	(3)(6)(7)(16)
Subtotal Consumer goods: Durable (3.9%)*					28,803	28,732	27,163
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 9.2% Cash	02/21	02/28	2,268	2,446	2,264	0.3%	(3)(6)(7)(10)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/24	02/30	3,426	3,355	3,372	0.5%	(6)(7)(13)(27)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	02/24	02/30	—	(10)	(8)	—%	(6)(7)(13)(27)
David Wood Baking UK Ltd	Second Lien Senior Secured Term Loan	SONIA + 10.00%, 14.7% Cash	04/24	04/29	887	853	849	0.1%	(3)(6)(7)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	04/24	04/29	3,291	3,092	3,292	0.5%	(3)(7)(11)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	01/24	01/30	2,140	2,104	2,107	0.3%	(6)(7)(12)
Ice House America, L.L.C.	Revolver	SOFR + 5.50%, 9.8% Cash	01/24	01/30	160	156	156	—%	(6)(7)(12)(27)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	12/20	12/26	1,927	2,214	1,927	0.3%	(3)(6)(7)(17)(27)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/20	12/26	6,296	6,259	6,296	0.9%	(6)(7)(12)
Subtotal Consumer goods: Non-durable (2.9%)*					20,395	20,469	20,255
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	809	794	792	0.1%	(6)(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/22	05/30	7,143	7,042	6,921	1.0%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	1,209	1,193	1,194	0.2%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.0% Cash	09/24	09/30	2,493	2,557	2,462	0.3%	(6)(7)(14)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	28	22	22	—%	(6)(7)(12)(27)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 9.0% Cash	09/24	09/30	—	(7)	(7)	—%	(6)(7)(14)(27)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	03/25	03/30	1,458	1,436	1,435	0.2%	(6)(7)(12)(27)
MSI Express Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	03/25	03/30	172	163	163	—%	(6)(7)(12)(27)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.8% Cash	06/21	06/28	4,604	5,097	4,561	0.6%	(3)(6)(7)(9)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	06/21	06/28	2,088	2,189	2,069	0.3%	(3)(6)(7)(9)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,143	7,052	7,062	1.0%	(6)(7)(11)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/23	03/28	2,021	1,981	1,998	0.3%	(6)(7)(11)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	$—	$(7)	$(7)	—%	(6)(7)(11)(27)
Subtotal Containers, Packaging, & Glass (4.1%)*					29,168	29,512	28,665
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	6,419	6,323	6,323	0.9%	(6)(7)(12)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(12)	(14)	—%	(6)(7)(12)(27)
Subtotal Energy: Electricity (0.9%)*					6,419	6,311	6,309
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,001	2.0%
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	02/21	01/27	4,003	3,994	3,991	0.6%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 9.0% Cash	12/24	12/30	3,427	3,376	3,427	0.5%	(6)(7)(12)(27)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 9.0% Cash	12/24	12/30	—	(8)	—	—%	(6)(7)(12)(27)
Subtotal Environmental Industries (3.0%)*					21,030	20,962	21,419
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	7,895	7,125	4,982	0.7%	(3)(6)(28)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	149	151	155	—%	(3)(6)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	3,063	2,708	2,910	0.4%	(3)(6)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	11/21	11/28	322	318	321	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	1,956	1,971	1,952	0.3%	(3)(6)(7)(16)(27)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.7% Cash	11/21	11/27	1,325	1,476	1,325	0.2%	(3)(6)(7)(18)(27)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 8.2% PIK	12/22	12/29	4,496	4,377	2,140	0.3%	(3)(6)(7)(10)(25) (27)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 10.3% PIK	06/21	12/26	1,521	1,781	290	—%	(3)(6)(7)(19)(25)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	80	79	256	—%	(3)(6)(27)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	2,952	3,006	2,929	0.4%	(3)(6)(7)(10)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	10/21	10/28	2,567	2,486	2,567	0.4%	(3)(6)(7)(10)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/24	05/29	1,995	1,940	1,952	0.3%	(6)(7)(12)
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	196	191	151	—%	(3)(6)(7)(10)(27)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	09/21	09/28	3,483	3,453	3,306	0.5%	(3)(6)(7)(12)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/24	11/31	1,901	1,783	1,834	0.3%	(3)(6)(7)(9)(27)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 10.0% Cash, 2.0% PIK	09/21	09/27	3,705	3,671	3,386	0.5%	(6)(7)(12)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.5% Cash	01/23	01/29	1,645	1,621	1,633	0.2%	(3)(6)(7)(9)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	03/22	03/29	4,887	4,877	4,848	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/24	03/30	6,107	6,026	6,107	0.9%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	03/24	03/30	—	(6)	—	—%	(6)(7)(12)(27)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	08/24	08/27	538	529	529	0.1%	(6)(7)(12)(27)
GCDL LLC	Revolver	SOFR + 6.00%, 10.3% Cash	08/24	08/27	—	(2)	(2)	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	$294	$296	$294	—%	(3)(6)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	86	85	86	—%	(3)(6)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	03/25	06/30	—	—	—	—%	(3)(6)(7)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	465	446	24	—%	(3)(6)(7)(8)(25)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.70%, 8.1% Cash	10/22	10/29	814	762	802	0.1%	(3)(6)(7)(9)(27)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.95%, 8.4% Cash	10/22	10/29	166	163	166	—%	(3)(6)(7)(9)(27)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	09/22	09/28	698	705	601	0.1%	(3)(6)(7)(18)(27)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	5,142	5,093	4,756	0.7%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	08/23	08/29	3,431	3,362	3,431	0.5%	(6)(7)(11)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	08/23	08/29	—	(17)	—	—%	(6)(7)(11)(27)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/21	03/27	4,399	4,366	3,884	0.6%	(6)(7)(13)
Hygie 31 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.88%, 8.2% Cash	09/22	09/29	292	255	290	—%	(3)(6)(7)(10)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/23	10/28	2,239	2,196	2,239	0.3%	(6)(7)(12)
ISTO Technologies II, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/23	10/28	—	(4)	—	—%	(6)(7)(12)(27)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.50%, 8.7% Cash	03/22	03/27	1,994	2,349	1,994	0.3%	(3)(6)(7)(20)(27)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	857	857	847	0.1%	(3)(6)(7)(10)(27)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.8% Cash	08/24	05/31	19	18	19	—%	(3)(6)(7)(10)(27)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	12/21	12/28	3,888	3,942	3,664	0.5%	(3)(6)(7)(10)(27)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,359	1,379	1,249	0.2%	(3)(6)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.5% Cash	02/22	10/27	4,001	4,128	3,872	0.5%	(3)(7)(15)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.5% Cash	07/23	07/30	1,917	1,886	1,917	0.3%	(3)(6)(7)(15)(27)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.2% Cash	03/22	03/28	6,502	7,400	6,502	0.9%	(3)(6)(7)(18)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	05/21	02/27	14,827	14,725	14,826	2.1%	(6)(7)(11)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	09/22	10/29	1,967	1,743	1,967	0.3%	(3)(6)(7)(9)(27)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/21	12/28	6,434	6,357	6,434	0.9%	(6)(7)(11)
OA Buyer, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	12/21	12/28	—	(14)	—	—%	(6)(7)(11)(27)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	08/23	07/29	1,965	1,918	2,425	0.3%	(3)(6)(7)(11)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.7% Cash	06/21	06/28	1,370	1,473	1,344	0.2%	(3)(6)(7)(16)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.6% Cash	10/23	10/29	23	19	20	—%	(6)(7)(11)(27)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.7% Cash	10/23	10/29	476	468	470	0.1%	(6)(7)(11)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	06/22	07/29	2,427	2,260	2,319	0.3%	(3)(6)(7)(10)(27)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.75%, 6.2% Cash	06/22	07/29	1,149	1,097	1,124	0.2%	(3)(6)(7)(22)(27)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/20	11/27	1,816	1,778	1,816	0.3%	(3)(6)(7)(15)(27)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 11.2% Cash	11/23	08/30	989	936	972	0.1%	(3)(6)(7)(16)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.59%, 9.3% Cash	06/22	06/29	962	893	961	0.1%	(3)(6)(7)(15)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.2% Cash	04/22	03/29	$1,934	$1,881	$1,455	0.2%	(3)(6)(7)(9)(27)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.93%, 7.3% Cash	03/23	03/30	2,047	1,968	2,047	0.3%	(3)(6)(7)(9)(27)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	03/25	03/30	13,602	13,058	13,058	1.9%	(6)(7)(12)
Subtotal Healthcare & Pharmaceuticals (18.6%)*					141,334	139,788	131,446
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.2% Cash, 2.8% PIK	07/22	07/29	989	938	913	0.1%	(3)(6)(7)(10)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash, 3.3% PIK	07/22	07/29	67	66	62	—%	(3)(6)(7)(13)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 2.8% PIK	07/22	07/29	886	799	803	0.1%	(3)(6)(7)(16)(27)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	435	406	396	0.1%	(3)(6)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	12/21	12/28	4,681	4,628	4,681	0.7%	(6)(7)(12)
CAi Software, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	12/21	12/28	354	346	354	0.1%	(6)(7)(12)(27)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.8% Cash	10/22	10/29	1,006	912	1,006	0.1%	(3)(6)(7)(9)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	01/21	01/27	7,779	7,719	7,779	1.1%	(6)(7)(12)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/25	02/32	4,360	4,276	4,274	0.6%	(6)(7)(12)(27)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.3% Cash	02/25	02/32	—	(8)	(8)	—%	(6)(7)(12)(27)
Dragon Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	04/21	04/28	4,753	4,821	4,753	0.7%	(3)(6)(7)(9)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	07/21	07/29	11,215	11,106	11,086	1.6%	(6)(7)(12)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	05/24	05/29	3,528	3,467	3,465	0.5%	(6)(7)(12)(27)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,164	998	556	0.1%	(3)(6)(7)(10)(25)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	609	521	291	—%	(3)(6)(7)(12)(25)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	1,615	1,505	772	0.1%	(3)(6)(7)(16)(25)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	497	428	—	—%	(3)(6)(25)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/21	08/28	7,510	7,429	7,510	1.1%	(6)(7)(11)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	06/31	5,692	5,660	5,692	0.8%	(6)(7)(12)(27)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/24	06/31	—	(2)	—	—%	(6)(7)(12)(27)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/25	01/28	2,888	2,844	2,843	0.4%	(6)(7)(12)(27)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/25	01/28	—	(4)	(4)	—%	(6)(7)(12)(27)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	3,023	2,934	3,023	0.4%	(6)(7)(12)(27)
NAW Buyer LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(7)	—	—%	(6)(7)(12)(27)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 8.9% Cash	01/23	01/30	2,583	2,527	2,583	0.4%	(3)(6)(7)(10)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/23	11/30	2,232	2,220	2,208	0.3%	(6)(7)(12)(27)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.6% Cash	11/23	11/29	—	(1)	(1)	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	12/23	12/30	$987	$976	$973	0.1%	(3)(6)(7)(9)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/21	12/29	6,785	6,707	6,711	1.0%	(6)(7)(12)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/21	12/29	126	122	123	—%	(6)(7)(12)(27)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/21	08/27	12,486	12,366	12,361	1.8%	(6)(7)(12)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/29	2,776	2,776	2,752	0.4%	(6)(7)(12)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	643	636	643	0.1%	(6)(7)(11)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	97	95	97	—%	(6)(7)(11)(27)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	7,716	7,610	7,620	1.1%	(6)(7)(11)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/29	351	323	325	—%	(6)(7)(11)(27)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	05/29	883	847	883	0.1%	(3)(6)(7)(9)(27)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	05/22	05/29	1,411	1,395	1,411	0.2%	(3)(6)(7)(12)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/31	7,128	7,041	7,049	1.0%	(6)(7)(12)(27)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/31	—	(9)	(8)	—%	(6)(7)(12)(27)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	3,924	3,826	3,920	0.6%	(3)(6)(7)(9)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	08/23	05/29	508	508	508	0.1%	(3)(6)(7)(12)
Scout Bidco B.V.	Revolver	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	—	(2)	(6)	—%	(3)(6)(7)(9)(27)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,974	1,945	1,969	0.3%	(3)(6)(7)(10)(27)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	11/21	11/27	9,121	9,032	9,121	1.3%	(6)(7)(13)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.9% Cash	11/21	11/27	—	(5)	—	—%	(6)(7)(13)(27)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/23	10/30	875	848	875	0.1%	(3)(6)(7)(12)(27)
Subtotal High Tech Industries (17.3%)*					125,689	123,597	122,395
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/21	12/28	1,947	1,957	1,939	0.3%	(3)(6)(7)(16)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.6% PIK	12/21	12/28	653	655	648	0.1%	(3)(6)(7)(16)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					2,600	2,612	2,587
Media: Advertising, Printing & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/22	07/27	8,071	8,004	8,071	1.1%	(6)(7)(11)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	07/22	07/27	—	(5)	—	—%	(6)(7)(11)(27)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	15,992	15,827	15,765	2.2%	(6)(7)(12)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	—	(14)	(21)	—%	(6)(7)(12)(27)
Subtotal Media: Advertising, Printing & Publishing (3.4%)*					24,063	23,812	23,815
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	5,031	4,998	4,800	0.7%	(6)(7)(12)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	03/29	3,584	3,584	3,504	0.5%	(7)(12)
Subtotal Media: Broadcasting & Subscription (1.2%)*					8,615	8,582	8,304

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	10/21	10/27	$3,755	$3,739	$3,755	0.5%	(6)(7)(11)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.9% Cash	10/21	10/27	584	581	584	0.1%	(6)(7)(11)(27)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.2% Cash	04/22	04/29	227	223	226	—%	(3)(6)(7)(9)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.9% Cash	04/22	04/29	1,648	1,638	1,639	0.2%	(3)(6)(7)(15)(27)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	06/28	3,886	3,873	3,884	0.6%	(7)(11)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	11/20	11/27	1,893	1,866	1,834	0.3%	(3)(6)(7)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	3,694	3,604	3,646	0.5%	(6)(7)(11)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(14)	(8)	—%	(6)(7)(12)(27)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/22	12/29	13,293	13,043	13,279	1.9%	(6)(7)(12)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.6% Cash	12/22	12/28	519	500	517	0.1%	(6)(7)(12)(27)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	06/21	06/30	11,903	11,781	11,784	1.7%	(6)(7)(12)
Subtotal Media: Diversified & Production (5.8%)*					41,402	40,834	41,140
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	01/25	01/31	1,789	1,753	1,752	0.2%	(6)(7)(11)(27)
Accelevation LLC	Revolver	SOFR + 5.00%, 9.3% Cash	01/25	01/31	70	62	62	—%	(6)(7)(11)(27)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.38%, 10.7% Cash	08/21	08/27	1,941	1,917	1,917	0.3%	(3)(6)(7)(13)
Acogroup	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.4% PIK	03/22	04/28	3,080	3,098	2,137	0.3%	(3)(6)(7)(9)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	03/24	03/30	3,358	3,260	3,358	0.5%	(6)(7)(12)(27)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	03/24	03/30	—	(9)	—	—%	(6)(7)(12)(27)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	05/23	05/30	1,790	1,779	1,784	0.3%	(3)(6)(7)(9)(27)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	345	344	345	—%	(3)(6)(7)(9)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% Cash	03/23	03/30	4,797	4,650	4,797	0.7%	(3)(6)(7)(9)(27)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	11/24	11/31	296	262	270	—%	(3)(6)(7)(9)(27)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/21	11/27	3,182	3,151	3,182	0.5%	(6)(7)(11)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	11/21	11/27	—	(3)	—	—%	(6)(7)(11)(27)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,246	1,236	1,246	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/30	1,945	1,913	1,915	0.3%	(6)(7)(12)(27)
Basin Innovation Group, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/24	12/30	—	(4)	(3)	—%	(6)(7)(12)(27)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	02/24	05/27	2,454	2,422	2,435	0.3%	(6)(7)(8)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	08/21	08/27	7,934	7,866	7,902	1.1%	(6)(7)(11)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash, 0.3% PIK	10/21	10/28	1,657	1,751	1,630	0.2%	(3)(6)(7)(9)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	10/21	10/28	372	352	366	0.1%	(3)(6)(7)(9)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.0% Cash	10/21	10/28	101	98	100	—%	(3)(6)(7)(9)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	12/20	12/27	2,418	2,477	2,373	0.3%	(3)(6)(7)(16)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	09/24	09/30	$11,605	$11,434	$11,437	1.6%	(6)(7)(12)(27)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 9.0% Cash	09/24	09/30	—	(19)	(19)	—%	(6)(7)(12)(27)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	6,140	6,062	6,079	0.9%	(6)(7)(12)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	551	534	534	0.1%	(6)(7)(12)(27)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	04/22	12/29	6,594	6,520	6,442	0.9%	(6)(7)(12)
Comply365, LLC	Revolver	SOFR + 5.00%, 9.4% Cash	04/22	12/29	—	(6)	(13)	—%	(6)(7)(12)(27)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash, 0.3% PIK	09/21	09/28	11,212	11,811	10,891	1.5%	(3)(6)(7)(10)(27)
DataServ Integrations, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/22	11/28	1,871	1,843	1,871	0.3%	(6)(7)(13)
DataServ Integrations, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	11/22	11/28	—	(6)	—	—%	(6)(7)(13)(27)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	4,622	4,533	4,622	0.7%	(6)(7)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	57	52	57	—%	(6)(7)(12)(27)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/22	06/28	1,000	991	999	0.1%	(3)(6)(7)(12)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	720	704	714	0.1%	(6)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	316	310	310	—%	(6)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,580	1,854	1,340	0.2%	(3)(6)(7)(18)(27)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/32	985	966	965	0.1%	(6)(7)(12)(27)
Expert Institute Group Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/32	—	(5)	(5)	—%	(6)(7)(12)(27)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.35%, 8.1% Cash	07/22	07/29	1,006	936	1,006	0.1%	(3)(6)(7)(9)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	10/22	10/29	5,060	4,501	5,060	0.7%	(3)(6)(7)(9)(27)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	03/25	03/30	453	419	419	0.1%	(6)(7)(12)(27)
HS Advisory Buyer LLC	Revolver	SOFR + 4.75%, 9.0% Cash	03/25	03/30	—	(3)	(3)	—%	(6)(7)(12)(27)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	03/25	03/32	515	492	492	0.1%	(3)(6)(7)(12)(27)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	09/24	12/29	5,414	5,347	5,348	0.8%	(6)(7)(12)(27)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	09/24	12/29	503	494	494	0.1%	(6)(7)(12)(27)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.2% Cash	11/21	11/28	2,627	2,707	2,627	0.4%	(3)(6)(7)(9)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	08/22	08/29	1,687	1,625	1,603	0.2%	(3)(6)(7)(9)(27)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	10/22	10/29	5,391	4,841	5,359	0.8%	(3)(6)(7)(9)
JF Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	05/21	12/29	3,514	3,489	3,514	0.5%	(6)(7)(12)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	3,481	3,437	3,481	0.5%	(6)(7)(13)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	251	247	251	—%	(6)(7)(13)(27)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	02/22	02/28	10,680	10,581	10,669	1.5%	(6)(7)(12)
LeadsOnline, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	02/22	02/28	—	(16)	(2)	—%	(6)(7)(12)(27)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 6.9% Cash, 3.7% PIK	04/22	09/27	5,338	5,286	4,938	0.7%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	01/24	01/30	$869	$851	$864	0.1%	(6)(7)(12)(27)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	01/24	01/30	—	(2)	(1)	—%	(6)(7)(12)(27)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	4,312	4,271	4,257	0.6%	(6)(7)(12)(27)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	4,178	4,085	4,178	0.6%	(6)(7)(12)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	184	169	184	—%	(6)(7)(12)(27)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	06/21	06/28	320	355	314	—%	(3)(6)(7)(9)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	06/21	06/28	533	526	524	0.1%	(3)(6)(7)(12)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	2,612	2,564	2,571	0.4%	(6)(7)(13)
Qualified Industries, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	—	(5)	(4)	—%	(6)(7)(13)(27)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/20	07/26	4,892	4,866	4,892	0.7%	(6)(7)(12)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/29	11,319	11,106	11,123	1.6%	(6)(7)(13)(27)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/24	10/29	—	(31)	(28)	—%	(6)(7)(13)(27)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	08/22	08/28	6,492	6,411	6,492	0.9%	(6)(7)(12)
Royal Buyer, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	08/22	08/28	—	(11)	—	—%	(6)(7)(12)(27)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	8,947	8,824	8,842	1.3%	(6)(7)(11)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(13)	(12)	—%	(6)(7)(11)(27)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	09/24	09/31	710	715	691	0.1%	(3)(6)(7)(9)(27)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/23	03/28	6,834	6,680	6,812	1.0%	(6)(7)(11)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.3% Cash	03/23	03/28	—	(12)	(2)	—%	(6)(7)(11)(27)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	12/21	12/28	1,779	1,762	1,541	0.2%	(6)(7)(12)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.9% Cash	12/21	12/28	336	333	291	—%	(6)(7)(12)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	09/23	09/29	8,608	8,480	8,608	1.2%	(6)(7)(13)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	09/23	09/29	—	(21)	—	—%	(6)(7)(13)(27)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	03/27	2,062	2,037	2,052	0.3%	(6)(7)(12)(27)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	03/27	78	77	77	—%	(6)(7)(12)(27)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	10/21	04/27	4,640	4,610	4,640	0.7%	(3)(6)(7)(13)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,376	1,367	1,376	0.2%	(6)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	1,751	1,522	1,693	0.2%	(3)(6)(7)(15)(27)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.5% Cash	06/24	07/30	703	726	674	0.1%	(3)(6)(7)(18)(27)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.8% Cash	11/21	11/28	2,941	3,008	2,941	0.4%	(3)(6)(7)(9)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.8% Cash	11/21	05/28	—	(7)	—	—%	(3)(6)(7)(9)(27)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/23	07/29	4,585	4,476	4,530	0.6%	(6)(7)(11)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	07/23	07/29	102	94	98	—%	(6)(7)(11)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	09/27	$1,052	$1,042	$1,042	0.1%	(6)(7)(12)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/22	12/28	960	948	951	0.1%	(6)(7)(12)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/29	144	141	141	—%	(6)(7)(12)(27)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	12/22	12/28	—	(1)	(1)	—%	(6)(7)(12)(27)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	07/21	09/26	7,756	7,709	7,756	1.1%	(6)(7)(11)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	07/24	12/30	559	556	559	0.1%	(3)(6)(7)(12)(27)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.6% Cash	12/23	12/30	1,595	1,487	1,595	0.2%	(3)(6)(7)(24)(27)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	11/24	11/31	6,623	6,506	6,623	0.9%	(6)(7)(12)(27)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	11/24	11/31	390	374	390	0.1%	(6)(7)(12)(27)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.9% Cash, 2.4% PIK	09/20	09/27	770	845	730	0.1%	(3)(6)(7)(9)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash, 2.4% PIK	02/21	09/27	370	370	351	—%	(3)(6)(7)(12)
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/20	06/28	4,872	4,858	4,848	0.7%	(6)(11)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/24	03/30	4,709	4,627	4,709	0.7%	(6)(7)(12)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	03/24	03/30	—	(4)	—	—%	(6)(7)(12)(27)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	231	233	227	—%	(3)(6)(7)(10)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	05/22	05/29	8,064	7,718	7,951	1.1%	(3)(6)(7)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	2,955	2,810	2,851	0.4%	(3)(6)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% PIK	03/22	03/29	3,123	3,131	1,437	0.2%	(3)(6)(7)(16)(25)
Subtotal Services: Business (35.6%)*					257,284	253,499	251,426
Services: Consumer
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 8.0% Cash	07/22	07/29	3,994	3,716	3,982	0.6%	(3)(6)(7)(9)(27)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	10/20	10/27	7,777	7,936	7,373	1.0%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	2,484	2,541	2,430	0.3%	(3)(6)(7)(10)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	2,000	1,955	1,885	0.3%	(6)(7)(12)(27)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	157	154	149	—%	(6)(7)(12)(27)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	07/22	07/28	4,258	4,207	4,173	0.6%	(6)(7)(12)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.50%, 11.1% Cash	07/22	07/28	94	92	91	—%	(6)(7)(12)(27)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	02/30	12,422	12,392	12,422	1.8%	(6)(7)(12)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.2% Cash	07/22	07/27	1,680	1,838	1,680	0.2%	(3)(6)(7)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.9% Cash	07/22	07/27	2,696	2,933	2,696	0.4%	(3)(6)(7)(20)(27)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/23	11/29	598	584	598	0.1%	(6)(7)(12)(27)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.8% Cash	11/23	11/29	—	(2)	—	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	$807	$826	$792	0.1%	(3)(6)(7)(18)(27)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	18,479	18,303	18,479	2.6%	(6)(7)(12)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,653	2,415	(24)	—%	(3)(6)(7)(10)(25) (27)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	116	104	(13)	—%	(3)(6)(7)(10)(25) (27)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	04/25	195	195	195	—%	(3)(6)(7)(25)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	11,545	11,461	11,430	1.6%	(6)(7)(12)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 7.8% Cash	09/21	09/26	2,634	3,022	2,613	0.4%	(3)(6)(7)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.5% Cash	03/25	03/30	1,030	1,009	1,010	0.1%	(3)(6)(7)(10)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	05/22	05/29	968	927	943	0.1%	(3)(6)(7)(8)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	05/22	05/29	1,590	1,567	1,588	0.2%	(3)(6)(7)(8)
Subtotal Services: Consumer (10.6%)*					78,177	78,175	74,492
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	790	790	798	0.1%
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	462	462	481	0.1%
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,307	9,913	1.4%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	998	998	996	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	04/27	137	137	135	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	04/27	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	04/27	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	04/27	137	137	137	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	04/27	6,986	6,986	6,978	1.0%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	08/31	500	500	499	0.1%	(3)(6)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,714	5,714	5,623	0.8%	(6)
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,373	1,373	1,358	0.2%	(6)
Subtotal Structured Product (3.9%)*					27,371	26,678	27,190
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	09/20	09/27	2,341	2,163	2,341	0.3%	(3)(6)(7)(14)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.0% Cash	08/22	08/29	1,491	1,576	1,486	0.2%	(3)(6)(7)(23)(27)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	12/21	07/29	4,488	4,767	4,488	0.6%	(3)(6)(7)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.8% Cash	09/20	09/27	1,107	1,089	1,046	0.1%	(3)(6)(7)(15)
Subtotal Telecommunications (1.3%)*					9,427	9,595	9,361
Transportation: Cargo
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	7,605	7,516	7,605	1.1%	(6)(7)(11)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	6,359	6,298	6,359	0.9%	(6)(7)(11)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/21	11/27	—	(10)	—	—%	(6)(7)(11)(27)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/20	12/26	2,397	2,382	2,397	0.3%	(6)(7)(11)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	$7,274	$7,193	$7,274	1.0%	(6)(7)(12)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/22	11/28	7,083	6,959	7,083	1.0%	(3)(6)(7)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	12/21	12/27	799	791	799	0.1%	(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	5,554	5,450	5,554	0.8%	(6)(7)(12)
ITI Intermodal, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/27	116	106	116	—%	(6)(7)(12)(27)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	5,498	5,370	5,454	0.8%	(6)(7)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	409	384	400	0.1%	(6)(7)(13)(27)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	11/24	11/29	1,059	1,039	1,059	0.2%	(6)(7)(12)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 8.00%, 12.3% Cash	11/24	11/29	2,428	2,428	2,428	0.3%	(6)(7)(12)
Subtotal Transportation: Cargo (6.6%)*					46,581	45,906	46,528
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,405	3,159	3,351	0.5%	(6)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	6,691	6,588	6,691	0.9%	(6)(7)(12)
Spatial Business Systems LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(10)	—	—%	(6)(7)(12)(27)
Subtotal Utilities: Electric (1.4%)*					10,096	9,737	10,042
Subtotal Debt Investment (156.9%)*					1,139,618	1,127,341	1,106,869
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$—	—%	(6)(26)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	257	—%	(6)(26)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,064	0.2%	(6)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(26)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	46	—%	(6)(26)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		2,392.9	239	307	—%	(6)(26)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		265.9	27	353	0.1%	(6)(26)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	485	0.1%	(6)(26)
Subtotal Aerospace & Defense (0.4%)*						1,498	2,512
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	225	—%	(6)(26)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	503	0.1%	(6)(26)
SPATCO Energy Solutions, LLC	Common Stock		07/24		137,115	137	137	—%	(6)(26)
SVI International LLC	LLC Units		03/24		207,921	208	283	—%	(6)
Subtotal Automotive (0.2%)*						972	1,148
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		2,508.8	2,500	3,236	0.5%	(6)(26)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,656.1	1,666	2,374	0.3%	(6)(26)
Accelerant Holdings	Preferred Stock		12/24		1,060.8	1,960	2,072	0.3%	(6)(26)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	1,886	2,998	0.4%	(3)(6)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
ICREDITWORKS LLC	Preferred Stock	10.0% Cash	03/25		17,838.8	$3,063	$3,063	0.4%	(6)
ICREDITWORKS LLC	Warrants		03/25		7,107.7	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	503	0.1%	(6)(26)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	170	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	49	—%	(6)(26)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,316	0.3%	(3)(6)
Subtotal Banking, Finance, Insurance, & Real Estate (2.4%)*						11,675	16,781
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	800	0.1%	(6)(26)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	727	0.1%	(6)(26)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	209	209	—%	(6)(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		39.6	52	52	—%	(6)
ZB Holdco LLC	LLC Units		02/22		76.3	76	111	—%	(6)(26)
Subtotal Beverage, Food, & Tobacco (0.3%)*						1,114	1,899
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		94	94	94	—%	(6)(26)
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	746	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	132	—%	(6)(26)
Rapid Buyer LLC	LLC Units		10/24		318	318	320	—%	(6)(26)
TAPCO Buyer LLC	LLC Units		11/24		50	50	52	—%	(6)(26)
Subtotal Capital Equipment (0.2%)*						1,020	1,344
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	120	—%	(6)(26)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(26)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	34	—%	(3)(6)(26)
Subtotal Chemicals, Plastics, & Rubber (—%)*						175	154
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	449	0.1%	(6)(26)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	108	—%	(6)(26)
Ocelot Holdco LLC	Common Stock		10/23		32.7	—	158	—%	(6)(26)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		42.7	350	519	0.1%	(6)
Subtotal Construction & Building (0.2%)*						851	1,234
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(26)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(6)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(6)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	190	—%	(6)(26)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	496	0.1%	(26)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	573	0.1%	(6)(26)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	79	—%	(6)(26)
Subtotal Consumer goods: Durable (0.2%)*						2,172	1,338
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	138	—%	(6)
Ice House America, L.L.C.	LLC Units		01/24		1,415.9	145	140	—%	(6)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	$87	$120	—%	(6)(26)
Subtotal Consumer goods: Non-durable (0.1%)*						367	398
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	381	0.1%	(6)
Five Star Holding LLC	LLC Units		05/22		504.5	504	294	—%	(6)(26)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	675
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	2,799	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	2,799
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	8,362	7,437	1.1%	(6)
Subtotal Environmental Industries (1.1%)*						8,362	7,437
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	1,277	0.2%	(3)(6)(26)
Amalfi Midco	Warrants		09/22		190,193	2	538	0.1%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(26)
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	122	132	—%	(6)
Forest Buyer, LLC	Class B LLC Units		03/24		121.7	—	136	—%	(6)(26)
GCDL LLC	Common Stock		08/24		243,243.24	243	314	—%	(6)(26)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(26)
HemaSource, Inc.	Common Stock		08/23		50,540	51	64	—%	(6)(26)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	198	—%	(3)(6)(26)
OA Buyer, Inc.	Partnership Units		12/21		210,920.11	211	827	0.1%	(6)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	170	—%	(6)(26)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		983.3	10	29	—%	(6)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						1,996	3,685
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	—	—	—%	(3)(6)(26)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	32	16	—%	(3)(6)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	32	16	—%	(3)(6)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	1,069	0.2%	(6)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	4,761	2,879	0.4%	(6)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	29	—%	(6)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	126	—%	(6)(26)
NAW Buyer LLC	LLC Units		09/23		94,502	95	109	—%	(6)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	155	—%	(6)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		86.4	42	77	—%	(6)(26)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	127	—%	(6)(26)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	231	—%	(6)(26)
Subtotal High Tech Industries (0.7%)*						5,910	4,834

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Media: Advertising, Printing & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	$97	$201	—%	(6)(26)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	52	—%	(6)(26)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(26)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(26)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	565	0.1%	(6)(26)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						452	818
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	1,317	0.2%	(6)(26)
Subtotal Media: Broadcasting & Subscription (0.2%)*						409	1,317
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	674	0.1%	(6)
Learfield Communications, LLC	Common Stock		08/20		39,268	1,163	2,984	0.4%	(26)
Rock Labor LLC	LLC Units		09/23		132,475	709	681	0.1%	(6)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	239	—%	(6)(26)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	309	—%	(6)
Subtotal Media: Diversified & Production (0.7%)*						2,942	4,887
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	201	—%	(6)(26)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,909	0.3%	(6)(26)
Coyo Uprising GmbH	Class A Units		09/21		531	248	262	—%	(3)(6)(26)
Coyo Uprising GmbH	Class B Units		09/21		231	538	498	0.1%	(3)(6)(26)
DataServ Integrations, LLC	Preferred Units		11/22		96,153.9	96	117	—%	(6)(26)
EFC International	Common Stock		03/23		145.5	205	282	—%	(6)(26)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	195	—%	(6)(26)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,017.9	107	421	0.1%	(6)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	158	—%	(6)
MB Purchaser, LLC	LLC Units		01/24		22	23	26	—%	(6)(26)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	340	—%	(6)(26)
NF Holdco, LLC	LLC Units		03/23		426,340	439	298	—%	(6)(26)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	73	—%	(6)(26)
Qualified Industries, LLC	Preferred Stock		03/23		148	144	180	—%	(6)(26)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	36	—%	(6)(26)
SmartShift Group, Inc.	Common Stock		09/23		183	183	346	—%	(6)(26)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	39	—%	(6)(26)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	25	—%	(6)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	236	—%	(3)(6)(26)
Subtotal Services: Business (0.8%)*						3,795	5,642
Services: Consumer
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,046	0.1%	(6)(26)
Subtotal Services: Consumer (0.1%)*						851	1,046
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	69	—%	(3)(6)(26)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	13	—%	(3)(6)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	$10,167	$10,379	1.5%	(6)
Subtotal Telecommunications (1.5%)*						10,223	10,461
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		161.6	162	272	—%	(6)(26)
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	204	—%	(6)(26)
FragilePak LLC	Partnership Units		05/21		889.3	889	645	0.1%	(6)(26)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	489	0.1%	(6)(26)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,159	5,090	3,458	0.5%	(6)(26)
Subtotal Transportation: Cargo (0.7%)*						6,805	5,068
Subtotal Equity Investment (10.7%)*						65,169	75,477
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,772	3,189	0.5%	(6)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						1,772	3,189
Subtotal Royalty Rights (0.5%)*						1,772	3,189
Subtotal Non–Control / Non–Affiliate Investments (168.0%)*						1,194,282	1,185,535
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% PIK	11/24	11/31	$2,428	$2,428	$2,428	0.3%	(6)(27)
Subtotal Aerospace & Defense (0.3%)*					2,428	2,428	2,428
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.9% Cash	07/21	07/28	5,570	5,537	5,570	0.8%	(6)(11)(27)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,233	2,246	0.3%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (1.1%)*					7,816	7,770	7,816
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	12/23	12/28	3,088	3,088	2,986	0.4%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (0.4%)*					3,088	3,088	2,986
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,857	7,900	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,666	3,642	0.5%	(6)
Subtotal Hotel, Gaming, & Leisure (1.6%)*					12,141	11,523	11,542
Subtotal Debt Investments (3.5%)*					25,473	24,809	24,772
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		809,265.4	$811	$809	0.1%	(6)(26)
Subtotal Aerospace & Defense (0.1%)*						811	809
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,978	67,622	9.6%	(6)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.0% PIK, 10.4% PIK	02/23		50,500	61,607	61,607	8.7%	(6)(12)(27)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	317	—%	(6)(26)
Subtotal Banking, Finance, Insurance, & Real Estate (18.4%)*						107,585	129,546

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		497,228	$4,871	$3,341	0.5%	(6)(26)
Subtotal Chemicals, Plastics, & Rubber (0.5%)*						4,871	3,341
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,992	1.4%	(6)(26)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						8,248	9,992
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			14,646	16,767	2.4%	(3)(29)
Thompson Rivers LLC	6.6% Member Interest		06/20			8,569	2,592	0.4%	(26)(29)
Waccamaw River LLC	20% Member Interest		02/21			21,201	8,628	1.2%	(3)(29)
Subtotal Investment Funds & Vehicles (4.0%)*						44,416	27,987
Subtotal Equity Investments (24.3%)*						165,931	171,675
Subtotal Affiliate Investments (27.8%)*						190,740	196,447
Total Investments, March 31, 2025 (195.9%)*						$1,385,022	$1,381,982

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$1,000	$627	BNP Paribas SA	04/07/25	$(4)
Foreign currency forward contract (AUD)	A$39,748	$24,895	HSBC Bank USA	04/07/25	(105)
Foreign currency forward contract (AUD)	$25,934	A$40,748	HSBC Bank USA	04/07/25	521
Foreign currency forward contract (AUD)	$25,030	A$39,937	HSBC Bank USA	06/30/25	105

Foreign currency forward contract (CAD)	C$4,879	$3,410	HSBC Bank USA	04/07/25	(16)
Foreign currency forward contract (CAD)	$98	C$141	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (CAD)	$3,362	C$4,738	HSBC Bank USA	04/07/25	65
Foreign currency forward contract (CAD)	$1,326	C$1,894	HSBC Bank USA	06/30/25	3

Foreign currency forward contract (DKK)	4,440kr.	$644	HSBC Bank USA	04/07/25	(1)
Foreign currency forward contract (DKK)	$629	4,440kr.	BNP Paribas SA	04/07/25	(14)
Foreign currency forward contract (DKK)	$648	4,447kr.	HSBC Bank USA	06/30/25	1

Foreign currency forward contract (EUR)	€104,240	$112,788	BNP Paribas SA	04/07/25	(231)
Foreign currency forward contract (EUR)	$2,234	€2,127	BNP Paribas SA	04/07/25	(62)
Foreign currency forward contract (EUR)	$107,673	€102,113	HSBC Bank USA	04/07/25	(2,587)
Foreign currency forward contract (EUR)	$114,001	€104,871	BNP Paribas SA	06/30/25	224

Foreign currency forward contract (GBP)	£22,528	$29,024	BNP Paribas SA	04/07/25	18
Foreign currency forward contract (GBP)	$2,433	£1,969	BNP Paribas SA	04/07/25	(105)
Foreign currency forward contract (GBP)	$26,184	£20,559	HSBC Bank USA	04/07/25	(320)
Foreign currency forward contract (GBP)	$28,340	£21,968	BNP Paribas SA	06/30/25	23
Foreign currency forward contract (GBP)	$226	£175	HSBC Bank USA	06/30/25	1

Foreign currency forward contract (NZD)	NZ$11,235	$6,438	HSBC Bank USA	04/07/25	(74)
Foreign currency forward contract (NZD)	$129	NZ$225	BNP Paribas SA	04/07/25	1
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	HSBC Bank USA	04/07/25	139
Foreign currency forward contract (NZD)	$6,462	NZ$11,254	HSBC Bank USA	06/30/25	73

Foreign currency forward contract (NOK)	23,585kr	$2,235	BNP Paribas SA	04/07/25	5
Foreign currency forward contract (NOK)	$45	476kr	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (NOK)	$2,069	23,109kr	HSBC Bank USA	04/07/25	(125)
Foreign currency forward contract (NOK)	$2,236	23,598kr	BNP Paribas SA	06/30/25	(5)

Foreign currency forward contract (SEK)	18,161kr	$1,792	BNP Paribas SA	04/07/25	15
Foreign currency forward contract (SEK)	$41	456kr	BNP Paribas SA	04/07/25	(4)
Foreign currency forward contract (SEK)	$1,621	17,705kr	HSBC Bank USA	04/07/25	(140)
Foreign currency forward contract (SEK)	$1,828	18,433kr	BNP Paribas SA	06/30/25	(15)

Foreign currency forward contract (CHF)	1,865Fr.	$2,115	HSBC Bank USA	04/07/25	(5)
Foreign currency forward contract (CHF)	$43	38Fr.	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	HSBC Bank USA	04/07/25	24
Foreign currency forward contract (CHF)	$2,138	1,867Fr.	HSBC Bank USA	06/30/25	5
Total Foreign Currency Forward Contracts, March 31, 2025					$(2,590)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2025 represented 195.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.9% of total investments at fair value as of March 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,494	$—	$—	$—	$273	$16,767	$—
		16,494	—	—	—	273	16,767	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 12.3% Cash)	2,566	523	—	—	(103)	2,986	90
	Common Stock (497,228 shares)	4,505	—	—	—	(1,164)	3,341	—
		7,071	523	—	—	(1,267)	6,327	90

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,885	12	—	—	3	7,900	176
	Subordinated Term Loan (8.0% Cash)	3,635	5	—	—	2	3,642	81
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	17	—	—	1,571	21,534	257

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.9% Cash)	4,986	631	(45)	—	(2)	5,570	145
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	43
	LLC Units (44,197,541 units)	67,622	11	—	—	(11)	67,622	1,971
		74,854	643	(45)	—	(14)	75,438	2,159

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.0% PIK, 10.4% PIK)	60,085	1,530	—	—	(8)	61,607	1,530
	Common LP Units (15.4 units)	157	—	—	—	160	317	—
		60,242	1,530	—	—	152	61,924	1,530

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% PIK)	717	1,711	—	—	—	2,428	29
	LLC Units (809,265.4 units)	239	572	—	—	(2)	809	—
		956	2,283	—	—	(2)	3,237	29

Thompson Rivers LLC	6.6% Member Interest	2,979	—	(396)	—	9	2,592	—
		2,979	—	(396)	—	9	2,592	—

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Waccamaw River LLC	20% Member Interest	10,730	—	(1,748)	—	(354)	8,628	301
		10,730	—	(1,748)	—	(354)	8,628	301

Total Affiliate Investments		$193,272	$4,996	$(2,189)	$—	$368	$196,447	$4,366
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
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2025 was 2.35800%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2025 was 2.33600%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2025 was 2.33600%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2025 was 4.31937%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2025 was 4.28788%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2025 was 4.19259%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2025 was 4.46580%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2025 was 4.35650%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2025 was 4.27950%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2025 was 4.09500%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2025 was 4.12540%.
(19)The interest rate on these loans is subject to 3 Month CORRA, which as of March 31, 2025 was 2.77000%.
(20)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2025 was 3.67000%.
(21)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2025 was 0.41000%.
(22)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2025 was 0.20632%.
(23)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2025 was 4.49000%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2025 was 2.35700%.
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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, CORRA, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.
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
For both the three months ended March 31, 2025 and 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million. As of March 31, 2025, the Base Management Fee of $0.5 million for the three months ended March 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $0.5 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three months ended March 31, 2025 and 2024, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.6 million and $2.8 million, respectively. As of March 31, 2025, the Income-Based Fee of $2.6 million for the three months ended March 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Income-Based Fee of $2.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three months ended March 31, 2025 and 2024, the Company accrued nil and $0.4 million, respectively, of Capital Gains Fees.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
For both the three months ended March 31, 2025 and 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million. As of March 31, 2025, the administrative expenses of $0.2 million incurred during the three months ended March 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the administrative expenses of $0.3 million incurred during

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
3. INVESTMENTS
Portfolio Composition
The Company predominantly invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC regulated funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets as of March 31, 2025 and December 31, 2024 are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2025:
Senior debt and 1st lien notes	$1,050,873	76%	$1,030,540	75%	146%
Subordinated debt and 2nd lien notes	74,605	5	73,912	5	11
Structured products	26,677	2	27,189	2	4
Equity shares	186,678	14	217,906	16	31
Equity warrants	2	—	1,259	—	—
Royalty rights	1,772	—	3,189	—	—
Investments in joint ventures	44,415	3	27,987	2	4
	$1,385,022	100%	$1,381,982	100%	196%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%	145%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6	11
Structured products	27,498	2	27,397	2	4
Equity shares	181,837	13	209,930	16	30
Equity warrants	2	—	1,217	—	—
Royalty rights	1,813	—	2,917	—	1
Investments in joint ventures	46,560	3	30,203	2	5
	$1,375,289	100%	$1,356,956	100%	196%
During the three months ended March 31, 2025, the Company made 13 new investments totaling $35.2 million and made investments in existing portfolio companies totaling $16.5 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2024, the Company made 10 new investments totaling $27.5 million and made investments in existing portfolio companies totaling $23.7 million.
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2025, the Company held a 10.0% partnership interest in Banff. As of March 31, 2025, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.8 million, respectively. As of December 31, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.5 million, respectively.
The total value of Banff’s investment portfolio was $113.6 million as of March 31, 2025, as compared to $116.9 million as of December 31, 2024. As of March 31, 2025, Banff’s investments had an aggregate cost of $122.5 million, as compared to $128.2 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Senior debt and 1st lien notes	$121,567	99%	$112,970	99%
Equity shares	972	1	659	1
	$122,539	100%	$113,629	100%
December 31, 2024:
Senior debt and 1st lien notes	$127,220	99%	$116,036	99%
Equity shares	972	1	825	1
	$128,192	100%	$116,861	100%
As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 9.4% and 9.6%, respectively.
The industry composition of Banff’s investments at fair value at March 31, 2025 and December 31, 2024 was as follows:

($ in thousands)	March 31, 2025		December 31, 2024
Aerospace & Defense	$9,886	9%	$9,884	8%
Banking, Finance, Insurance, & Real Estate	16,478	14	15,911	14
Beverage, Food, & Tobacco	8,006	7	7,694	6
Construction & Building	1,422	1	1,435	1
Consumer goods: Durable	1,807	2	1,784	1
Consumer goods: Non-durable	5,805	5	5,639	5
Containers, Packaging, & Glass	6,605	6	6,316	5
Healthcare & Pharmaceuticals	10,907	10	13,193	11
High Tech Industries	7,700	7	7,716	7
Media: Advertising, Printing, & Publishing	1,917	2	1,919	2
Media: Diversified & Production	2,351	2	4,201	4
Services: Business	19,657	17	20,606	18
Services: Consumer	12,064	10	11,477	10
Telecommunications	3,283	3	3,186	3
Transportation: Cargo	5,741	5	5,900	5
Total	$113,629	100%	$116,861	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at March 31, 2025 and December 31, 2024 was as follows:

($ in thousands)	March 31, 2025		December 31, 2024
Australia	$2,139	2%	$2,196	2%
Belgium	8,006	7	7,694	7
Canada	508	—	604	1
France	25,882	23	25,808	22
Germany	4,223	4	4,058	3
Hong Kong	6,297	5	6,248	5
Netherlands	9,332	8	8,924	8
New Zealand	—	—	2,410	2
Singapore	4,000	4	4,000	3
United Kingdom	18,824	17	18,337	16
USA	34,418	30	36,582	31
Total	$113,629	100%	$116,861	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both March 31, 2025 and December 31, 2024, the Company had sold $187.9 million of its investments to Banff. As of both March 31, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2025. As of March 31, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2025 and 2024, Thompson Rivers declared $6.0 million and $15.0 million in distributions, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million and $1.0 million of the distributions, respectively, as a return of capital.
As of March 31, 2025, Thompson Rivers had $169.5 million in Ginnie Mae early buyout loans and $4.5 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of March 31, 2025, Thompson Rivers had 1,069 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Federal Housing Administration (“FHA”) loans	$168,675	94%	$158,498	94%
Veterans Affairs (“VA”) loans	11,611	6	10,986	6
	$180,286	100%	$169,484	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $38.7 million and $43.5 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $76.9 million and $90.3 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $25.3 million and $28.7 million outstanding as of March 31, 2025 and December 31, 2024, respectively.
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
As of March 31, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	482,083	482,083

Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both March 31, 2025 and December 31, 2024, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2025. As of March 31, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the three months ended March 31, 2025 and 2024, Waccamaw River declared $10.3 million and nil in distributions, respectively, of which $0.3 million and nil, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $1.7 million and nil of the distributions, respectively, as a return of capital.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2025, Waccamaw River had $36.7 million in unsecured consumer loans and $4.0 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of March 31, 2025, Waccamaw River had 6,758 outstanding loans with an average loan size of $7,745, remaining average life to maturity of 34.5 months and weighted average yield of 12.2%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of March 31, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	139,020	139,020

Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)    Includes $85.6 million of total contributed capital by related parties as of both March 31, 2025 and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of March 31, 2025 and December 31, 2024, $5.6 million and $5.0 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946. Under ASC Topic 810, Consolidation, Subtopic 10, Consolidation - Overall, Section 15, Scope and Scope Exceptions, paragraph 12, subparagraph d (“ASC 810-10-15-12(d)”), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC Topic 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of March 31, 2025 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC Topic 946-320, presented as a single investment measured at fair value.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2025 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$909,119	Yield Analysis	Market Yield	5.4% – 22.1%	10.3%	Decrease
	12,282	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.8x	7.2x	Increase
	80,586	Recent Transaction	Transaction Price	97.5% – 100.0%	98.9%	Increase
Subordinated debt and 2nd lien notes	50,038	Yield Analysis	Market Yield	8.6% – 20.0%	12.8%	Decrease
	15,766	Market Approach	Adjusted EBITDA Multiple	0.9x – 27.7x	18.5x	Increase
	793	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	499	Yield Analysis	Market Yield	9.6%	9.6%	Decrease
Equity shares(2)	20,695	Yield Analysis	Market Yield	11.5% – 30.5%	15.7%	Decrease
	173,177	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	14.5x	Increase
	799	Market Approach	Revenue Multiple	5.5x – 8.5x	5.6x	Increase
	9,991	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	2,998	Net Asset Approach	Liabilities	$(100,714.1)	$(100,714.1)	Decrease
	3,966	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$156.47	Increase
Equity warrants	1,259	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.5x	8.9x	Increase
Royalty rights	3,189	Yield Analysis	Market Yield	15.6% – 30.0%	19.6%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $14,502, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $2,799, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the three months ended March 31, 2025, one senior debt and first lien note position with a fair value of $1.4 million transitioned from a yield analysis to a market approach valuation model. In addition, one subordinated debt and second lien note position with a fair value of $3.6 million transitioned from an expected recovery to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2024 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$849,648	Yield Analysis	Market Yield	6.5% – 75.8%	10.4%	Decrease
	11,289	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.0x	7.2x	Increase
	106,320	Recent Transaction	Transaction Price	95.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes(1)	51,725	Yield Analysis	Market Yield	8.0% – 18.6%	12.7%	Decrease
	14,900	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	15.8x	Increase
	3,650	Expected Recovery	Expected Recovery	$3,650.0	$3,650.0	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(2)	495	Yield Analysis	Market Yield	9.7%	9.7%	Decrease
Equity shares(3)	20,101	Yield Analysis	Market Yield	10.8% – 30.5%	15.4%	Decrease
	168,912	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	12.6x	Increase
	1,090	Market Approach	Revenue Multiple	5.5x – 8.8x	5.8x	Increase
	8,426	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	2,583	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	2,755	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,448.37	Increase
Equity warrants	1,217	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.3x	Increase
Royalty rights	2,917	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$28,553	$1,001,987	$1,030,540
Subordinated debt and 2nd lien notes	—	7,315	66,597	73,912
Structured products	—	12,188	15,001	27,189
Equity shares	—	3,481	214,425	217,906
Equity warrants	—	—	1,259	1,259
Royalty rights	—	—	3,189	3,189
Investments subject to leveling	$—	$51,537	$1,302,458	$1,353,995
Investments in joint ventures (1)				27,987
				$1,381,982

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$40,535	$967,257	$1,007,792
Subordinated debt and 2nd lien notes	—	—	77,500	77,500
Structured products	—	11,906	15,491	27,397
Equity shares	—	358	209,572	209,930
Equity warrants	—	—	1,217	1,217
Royalty rights	—	—	2,917	2,917
Investments subject to leveling	$—	$52,799	$1,273,954	$1,326,753
Investment in joint ventures (1)				30,203
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
New investments	47,240	706	—	3,813	—	—	51,759
Transfers out of Level 3	—	(6,523)	—	(2,906)	—	—	(9,429)
Proceeds from sales of investments / return of capital	(111)	—	—	(574)	—	(42)	(727)
Loan origination fees received	(1,025)	(2)	—	—	—	—	(1,027)
Principal repayments received	(19,884)	(6,267)	(798)	—	—	—	(26,949)
Payment-in-kind interest /dividends	452	764	—	1,617	—	—	2,833
Accretion of loan premium /discount	61	—	—	—	—	—	61
Accretion of deferred loan origination revenue	1,167	168	—	—	—	—	1,335
Realized gain (loss)	(402)	(138)	—	188	—	—	(352)
Unrealized appreciation (depreciation)	7,232	389	308	2,715	42	314	11,000
Fair value, end of period	$1,001,987	$66,597	$15,001	$214,425	$1,259	$3,189	$1,302,458

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$1,254,451
New investments	36,126	12,535	—	2,599	—	51,260
Investment restructuring	(13,015)	—	—	—	—	(13,015)
Transfers into (out of) Level 3, net	—	—	—	(3,305)	—	(3,305)
Proceeds from sales of investments / return of capital	(129)	—	—	—	—	(129)
Loan origination fees received	(545)	(281)	—	—	—	(826)
Principal repayments received	(24,253)	(5,480)	(799)	—	—	(30,532)
Payment-in-kind interest /dividends	386	692	—	1,559	—	2,637
Accretion of loan premium /discount	95	27	—	—	—	122
Accretion of deferred loan origination revenue	1,205	82	—	—	—	1,287
Realized gain (loss)	(4,217)	—	—	—	—	(4,217)
Unrealized appreciation (depreciation)	1,418	641	1,685	117	59	3,920
Fair value, end of period	$946,150	$105,067	$15,801	$193,533	$1,102	$1,261,653
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $10.7 million during the three months ended March 31, 2025 was related to portfolio company investments that were still held by the Company as of March 31, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $0.6 million during the three months ended March 31, 2024 was related to portfolio company investments that were still held by the Company as of March 31, 2024.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2025, the Company made investments of approximately $38.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2025, the Company made investments of $13.6 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2025 and December 31, 2024, the Company had six portfolio companies and five portfolio companies, respectively, with investments that were on non-accrual.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Payment-in-Kind Income
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
The Company has certain preferred equity securities in its portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
PIK interest income	$1,542	$1,493
PIK interest income as a % of investment income	4.4%	4.0%
PIK dividend income	$2,170	$2,188
PIK dividend income as % of investment income	6.3%	5.9%
Total PIK income	$3,712	$3,681
Total PIK income as a % of investment income	10.7%	9.9%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both March 31, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,042	$996
Management, valuation and other fees	219	229
Royalty income	77	—
Total Recurring Fee and Other Income	1,338	1,225
Non-Recurring Fee and Other Income:
Prepayment fees	61	—
Acceleration of unamortized loan origination fees	294	297
Advisory, loan amendment and other fees	87	74
Total Non-Recurring Fee and Other Income	442	371
Total Fee and Other Income	$1,780	$1,596
General and Administrative Expenses
General and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Segments
The Company lends to and invests in portfolio companies in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described herein and in the Company’s most recent Annual Report on Form 10-K. The Company has identified the Chief Executive Officer, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business–Investment Criteria” in Part I, Item 1 of the Company’s most recent Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Unaudited and Audited Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and net increase in net assets resulting from operations are presented on the accompanying Unaudited Consolidated Statements of Operations.
Concentration of Credit Risk
As of March 31, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both March 31, 2025 and December 31, 2024, the Company’s largest single portfolio company investment represented approximately 5.5% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2025, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of March 31, 2025 the Company held 11 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 63 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 25 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 12 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 64 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 23 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2025 and March 31, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. INCOME TAXES
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively). The Company has historically met its minimum distribution, source-of-income and asset diversification requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2025 and 2024, the Company recorded net expenses of $0.4 million and $0.2 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2025 and December 31, 2024 was approximately $1,386.7 million and $1,391.8 million, respectively. As of March 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $2.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $65.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $67.7 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $11.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $62.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $73.7 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $1.9 million and $1.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Credit Facility:
January 15, 2021	June 30, 2028	6.245%	620,979	$650,124
Total Credit Facility			$620,979	$650,124
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(95)	(107)
Total Notes			$99,905	$99,893

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Combined weighted average interest rate(1)	6.133%	7.137%
Combined weighted average debt outstanding	$706,132	$742,962
(1)Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 198.2% as of March 31, 2025.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of March 31, 2025, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2025, the Company had U.S. dollar borrowings of $527.0 million under the ING Credit Facility with an interest rate of 6.424% (with Term SOFR borrowings subject to one month SOFR of 4.304%), borrowings denominated in British pounds sterling of £27.2 million ($35.1 million U.S. dollars) with an interest rate of 6.488% (one month SONIA of 4.456%) and borrowings denominated in Euros of €54.5 million ($58.9 million U.S. dollars) with an interest rate of 4.500% (one month EURIBOR of 2.500%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of March 31, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the ING Credit Facility was $621.0 million and $650.1 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2025, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of March 31, 2025 and December 31, 2024, the fair values of the February 2027 Notes were $96.7 million and $95.5 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$1,000	$627	04/07/25	$(4)	Derivative liabilities
Foreign currency forward contract (AUD)	A$39,748	$24,895	04/07/25	(105)	Derivative liabilities
Foreign currency forward contract (AUD)	$25,934	A$40,748	04/07/25	521	Derivative assets
Foreign currency forward contract (AUD)	$25,030	A$39,937	06/30/25	105	Derivative assets

Foreign currency forward contract (CAD)	C$4,879	$3,410	04/07/25	(16)	Derivative liabilities
Foreign currency forward contract (CAD)	$98	C$141	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$3,362	C$4,738	04/07/25	65	Derivative assets
Foreign currency forward contract (CAD)	$1,326	C$1,894	06/30/25	3	Derivative assets

Foreign currency forward contract (DKK)	4,440kr.	$644	04/07/25	(1)	Derivative liabilities
Foreign currency forward contract (DKK)	$629	4,440kr.	04/07/25	(14)	Derivative liabilities
Foreign currency forward contract (DKK)	$648	4,447kr.	06/30/25	1	Derivative assets

Foreign currency forward contract (EUR)	€104,240	$112,788	04/07/25	(231)	Derivative liabilities
Foreign currency forward contract (EUR)	$2,234	€2,127	04/07/25	(62)	Derivative liabilities
Foreign currency forward contract (EUR)	$107,673	€102,113	04/07/25	(2,587)	Derivative liabilities
Foreign currency forward contract (EUR)	$114,001	€104,871	06/30/25	224	Derivative assets

Foreign currency forward contract (GBP)	£22,528	$29,024	04/07/25	18	Derivative assets
Foreign currency forward contract (GBP)	$2,433	£1,969	04/07/25	(105)	Derivative liabilities
Foreign currency forward contract (GBP)	$26,184	£20,559	04/07/25	(320)	Derivative liabilities
Foreign currency forward contract (GBP)	$28,340	£21,968	06/30/25	23	Derivative assets
Foreign currency forward contract (GBP)	$226	£175	06/30/25	1	Derivative assets

Foreign currency forward contract (NZD)	NZ$11,235	$6,438	04/07/25	(74)	Derivative liabilities
Foreign currency forward contract (NZD)	$129	NZ$225	04/07/25	1	Derivative assets
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	04/07/25	139	Derivative assets
Foreign currency forward contract (NZD)	$6,462	NZ$11,254	06/30/25	73	Derivative assets

Foreign currency forward contract (NOK)	23,585kr	$2,235	04/07/25	5	Derivative assets
Foreign currency forward contract (NOK)	$45	476kr	04/07/25	—	Derivative liabilities
Foreign currency forward contract (NOK)	$2,069	23,109kr	04/07/25	(125)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,236	23,598kr	06/30/25	(5)	Derivative liabilities

Foreign currency forward contract (SEK)	18,161kr	$1,792	04/07/25	15	Derivative assets
Foreign currency forward contract (SEK)	$41	456kr	04/07/25	(4)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,621	17,705kr	04/07/25	(140)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,828	18,433kr	06/30/25	(15)	Derivative liabilities

Foreign currency forward contract (CHF)	1,865Fr.	$2,115	04/07/25	(5)	Derivative liabilities
Foreign currency forward contract (CHF)	$43	38Fr.	04/07/25	—	Derivative assets
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	04/07/25	24	Derivative assets
Foreign currency forward contract (CHF)	$2,138	1,867Fr.	06/30/25	5	Derivative assets
Total				$(2,590)

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,181	$24,943	01/08/25	$(715)	Derivative liabilities
Foreign currency forward contract (AUD)	A$1,000	$627	04/07/25	(9)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,827	A$39,181	01/08/25	2,600	Derivative assets
Foreign currency forward contract (AUD)	$25,436	A$39,950	04/07/25	728	Derivative assets

Foreign currency forward contract (CAD)	C$4,698	$3,322	01/08/25	(60)	Derivative liabilities
Foreign currency forward contract (CAD)	C$3,000	$2,100	04/07/25	(10)	Derivative liabilities
Foreign currency forward contract (CAD)	$3,487	C$4,698	01/08/25	225	Derivative assets
Foreign currency forward contract (CAD)	$47	C$67	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$3,362	C$4,738	04/07/25	60	Derivative assets

Foreign currency forward contract (DKK)	4,319kr.	$608	01/08/25	(9)	Derivative liabilities
Foreign currency forward contract (DKK)	$13	87kr.	01/08/25	—	Derivative assets
Foreign currency forward contract (DKK)	$635	4,232kr.	01/08/25	47	Derivative assets
Foreign currency forward contract (DKK)	$616	4,349kr.	04/07/25	9	Derivative assets

Foreign currency forward contract (EUR)	€5,830	$6,158	01/08/25	(123)	Derivative liabilities
Foreign currency forward contract (EUR)	€105,535	$110,836	01/08/25	(1,580)	Derivative liabilities
Foreign currency forward contract (EUR)	$121,765	€109,064	01/08/25	8,855	Derivative assets
Foreign currency forward contract (EUR)	$2,440	€2,300	01/08/25	59	Derivative assets
Foreign currency forward contract (EUR)	$107,673	€102,113	04/07/25	1,524	Derivative assets

Foreign currency forward contract (GBP)	£21,287	$27,118	01/08/25	(468)	Derivative liabilities
Foreign currency forward contract (GBP)	$28,351	£21,287	01/08/25	1,701	Derivative assets
Foreign currency forward contract (GBP)	$26,184	£20,560	04/07/25	462	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,993	$6,361	01/08/25	(211)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	01/08/25	721	Derivative assets
Foreign currency forward contract (NZD)	$135	NZ$229	01/08/25	7	Derivative assets
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	04/07/25	211	Derivative assets

Foreign currency forward contract (NOK)	22,748kr	$2,037	01/08/25	(37)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,171	22,748kr	01/08/25	171	Derivative assets
Foreign currency forward contract (NOK)	$2,069	23,109kr	04/07/25	38	Derivative assets

Foreign currency forward contract (SEK)	17,579kr	$1,601	01/08/25	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$33	352kr	01/08/25	1	Derivative assets
Foreign currency forward contract (SEK)	$1,700	17,228kr	01/08/25	143	Derivative assets
Foreign currency forward contract (SEK)	$1,621	17,705kr	04/07/25	13	Derivative assets

Foreign currency forward contract (CHF)	1,814Fr.	$2,057	01/08/25	(56)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,160	1,814Fr.	01/08/25	160	Derivative assets
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	04/07/25	56	Derivative assets
Total				$14,500
As of March 31, 2025 and December 31, 2024, the total fair value of the Company’s foreign currency forward contracts was $(2.6) million and $14.5 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of both March 31, 2025 and December 31, 2024, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both March 31, 2025 and December 31, 2024, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Accelevation LLC(2)	Delayed Draw Term Loan	$671	$—
Accelevation LLC(2)	Revolver	497	—
Accurus Aerospace Corporation(2)	Revolver	64	—
Accurus Aerospace Corporation(2)	Revolver	—	184
AD Bidco, Inc.	Delayed Draw Term Loan	1,174	1,174
AD Bidco, Inc.	Revolver	434	434
Adhefin International(3)	Delayed Draw Term Loan	410	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	489	489
AirX Climate Solutions, Inc.	Revolver	163	163
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	271	259
Americo Chemical Products, LLC(2)	Revolver	471	471
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	—	653
Arc Education(3)	Delayed Draw Term Loan	1,040	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	184	179
Artemis Bidco Limited(3)	Delayed Draw Term Loan	692	663
ASC Communications, LLC	Revolver	658	658
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	101	144
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	897	891
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	429
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	295	295
Basin Innovation Group, LLC	Revolver	255	255
Biolam Group(2)(3)	Delayed Draw Term Loan	983	943
BKF Buyer, Inc.(2)	Revolver	1,253	1,253
Brightpay Limited(2)(3)	Delayed Draw Term Loan	—	118
BrightSign LLC	Revolver	131	131
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	278	—
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	116	—
CAi Software, LLC	Revolver	354	354
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,838	1,987
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	314	314
Cascade Residential Services LLC(2)	Revolver	8	—
CCFF Buyer, LLC	Delayed Draw Term Loan	811	811
CCFF Buyer, LLC	Revolver	608	608

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
CGI Parent, LLC	Revolver	1,102	1,653
Comply365, LLC(2)	Revolver	556	556
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	511	490
CSL DualCom(4)	Capex / Acquisition Facility	—	184
DataServ Integrations, LLC	Revolver	481	481
DAWGS Intermediate Holding Co.	Revolver	558	—
DecksDirect, LLC(2)	Revolver	127	34
DISA Holdings Corp.	Revolver	229	286
Discovery Buyer, L.P.(2)	Delayed Draw Term Loan	2,515	—
Discovery Buyer, L.P.(2)	Revolver	625	—
Dune Group(2)(3)	Delayed Draw Term Loan	688	660
EB Development(3)	Capex / Acquisition Facility	223	—
EB Development(3)	Delayed Draw Term Loan	577	553
Eclipse Business Capital, LLC	Revolver	5,660	6,244
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	195	195
EMI Porta Holdco LLC(2)	Revolver	1,042	966
eShipping, LLC	Revolver	1,122	1,122
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	985	—
Expert Institute Group Inc.(2)	Revolver	530	—
Express Wash Acquisition Company, LLC(2)	Revolver	77	77
Faraday(3)	Delayed Draw Term Loan	—	928
Finaxy Holding(3)	Delayed Draw Term Loan	950	1,064
Footco 40 Limited(4)	Delayed Draw Term Loan	531	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	—	1
Fortis Payment Systems, LLC(2)	Revolver	—	2
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	1,734	1,734
GB Eagle Buyer, Inc.	Revolver	1,520	1,737
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	9	155
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	43	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	49
Graphpad Software, LLC	Delayed Draw Term Loan	1,256	1,256
Graphpad Software, LLC	Revolver	523	523
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	99	145
Haystack Holdings LLC(2)	Delayed Draw Term Loan	1,699	—
Haystack Holdings LLC(2)	Revolver	412	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	165	164
HEKA Invest(3)	Delayed Draw Term Loan	562	539
HemaSource, Inc.	Revolver	902	902
HomeX Services Group LLC	Delayed Draw Term Loan	260	260
HomeX Services Group LLC	Revolver	135	135
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	1,200	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	427	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	220	—
HS Advisory Buyer LLC(2)	Revolver	200	—
HSL Compliance(4)	Delayed Draw Term Loan	484	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	682	682
Hydratech Holdings, Inc.	Delayed Draw Term Loan	96	1,029
Hydratech Holdings, Inc.	Revolver	215	551
Ice House America, L.L.C.(2)	Revolver	65	128
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	578	582
InvoCare Limited(2)(5)	Delayed Draw Term Loan	111	110
ISTO Technologies II, LLC	Revolver	238	238
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	219	216
Jones Fish Hatcheries & Distributors LLC	Revolver	167	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	61	185
Keystone Bidco B.V.(2)(3)	Revolver	29	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	337	719
LeadsOnline, LLC	Revolver	1,952	1,952
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	24	23
Marmoutier Holding B.V.(2)(3)	Revolver	68	65
MB Purchaser, LLC	Delayed Draw Term Loan	258	258
MB Purchaser, LLC	Revolver	103	103
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	290	290
Media Recovery, Inc. (SpotSee)(2)	Revolver	406	434
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	522	506
Megawatt Acquisitionco, Inc.(2)	Revolver	238	238
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	373	346
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	308	306
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	70	69
Momentum Textiles, LLC	Revolver	280	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	569	552
MSI Express Inc.(2)	Delayed Draw Term Loan	375	—
MSI Express Inc.(2)	Revolver	375	—
MSI Express Inc.(2)	Revolver	120	—
Narda Acquisitionco., Inc.	Revolver	684	684
NAW Buyer LLC	Delayed Draw Term Loan	1,477	1,477
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC(2)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(2)	Revolver	73	73
NF Holdco, LLC(2)	Revolver	552	552
Northstar Recycling, LLC	Delayed Draw Term Loan	859	859
Northstar Recycling, LLC	Revolver	705	706
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	468	—
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	—	449
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	440	685
OSP Hamilton Purchaser, LLC	Revolver	189	189

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.	Revolver	273	273
Premium Invest(3)	Capex / Acquisition Facility	419	401
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	312	623
Process Insights Acquisition, Inc.(2)	Revolver	322	69
ProfitOptics, LLC(2)	Revolver	97	97
Pro-Vision Solutions Holdings, LLC(2)	Revolver	1,713	2,063
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	202	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	628	801
Randys Holdings, Inc.	Delayed Draw Term Loan	1,416	2,327
Randys Holdings, Inc.	Revolver	784	924
Rapid Buyer LLC	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC	Revolver	881	881
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC	Revolver	1,940	1,940
Royal Buyer, LLC	Revolver	874	874
RPX Corporation	Revolver	1,008	1,008
Saab Purchaser, Inc.	Delayed Draw Term Loan	1,915	1,915
Saab Purchaser, Inc.	Revolver	957	958
Sanoptis S.A.R.L.(3)	Term Loan	2,562	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	281	396
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	521	500
Sinari Invest(3)	Delayed Draw Term Loan	468	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	156
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	1,322	3,033
Smartling, Inc.	Revolver	588	588
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	678	878
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	231	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	78	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	727	727
SPATCO Energy Solutions, LLC	Revolver	594	594
Spatial Business Systems LLC	Revolver	703	703
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	184	803
Superjet Buyer, LLC(2)	Revolver	1,460	1,460
SVI International LLC	Delayed Draw Term Loan	74	74
SVI International LLC	Revolver	74	74
Tank Holding Corp(2)	Delayed Draw Term Loan	—	92
Tank Holding Corp	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,168	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	1,603	1,603
TAPCO Buyer LLC	Revolver	583	583
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	234	233

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Techone B.V.(2)(3)	Revolver	154	147
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	796	796
THG Acquisition, LLC	Delayed Draw Term Loan	799	814
THG Acquisition, LLC	Revolver	511	496
Trintech, Inc.	Revolver	255	255
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	211	211
TSYL Corporate Buyer, Inc.(2)	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	258	234
UHY Advisors, Inc.	Delayed Draw Term Loan	6,623	6,623
UHY Advisors, Inc.	Revolver	1,364	1,753
Union Bidco Limited(4)	Capex / Acquisition Facility	68	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	668	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	468	449
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	599	599
Whitcraft Holdings, Inc.	Revolver	316	446
White Bidco Limited	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(2)	Line of Credit	706	550
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp(2)	Revolver	932	932
ZB Holdco LLC(2)	Revolver	181	169
Total unused commitments to extend financing		$125,544	$123,644
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value at beginning of period	$22.57	$22.27
Net investment income (1)	0.61	0.65
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	0.29	(0.36)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.19)	0.67
Total increase from investment operations (1)	0.71	0.96
Dividends paid to stockholders from net investment income	(0.64)	(0.64)
Net asset value at end of period	$22.64	$22.59
Shares outstanding at end of period	31,169,306	29,672,058
Net assets at end of period	$705,519	$670,241
Average net assets	$699,122	$658,852
Ratio of total expenses to average net assets (annualized) (2)	9.08%	11.07%
Ratio of net investment income to average net assets (annualized) (2)	10.76%	11.54%
Portfolio turnover ratio (annualized)	3.15%	3.22%
Total return (3)	3.15%	4.35%
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
9. SUBSEQUENT EVENTS
On May 8, 2025, the Board declared a quarterly dividend of $0.64 per share payable on June 11, 2025 to holders of record as of May 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.8% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.6% and 10.0% as of March 31, 2025 and December 31, 2024, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $353.3 billion Global Fixed Income Platform (as of March 31, 2025) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of March 31, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,382.0 million as of March 31, 2025, as compared to $1,357.0 million as of December 31, 2024. As of March 31, 2025, we had investments in 278 portfolio companies with an aggregate cost of $1,385.0 million. As of December 31, 2024, we had investments in 273 portfolio companies with an aggregate cost of $1,375.3 million. As of both March 31, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Senior debt and 1st lien notes	$1,050,873	76%	$1,030,540	75%
Subordinated debt and 2nd lien notes	74,605	5	73,912	5
Structured products	26,677	2	27,189	2
Equity shares	186,678	14	217,906	16
Equity warrants	2	—	1,259	—
Royalty rights	1,772	—	3,189	—
Investments in joint ventures	44,415	3	27,987	2
	$1,385,022	100%	$1,381,982	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6
Structured products	27,498	2	27,397	2
Equity shares	181,837	13	209,930	16
Equity warrants	2	—	1,217	—
Royalty rights	1,813	—	2,917	—
Investments in joint ventures	46,560	3	30,203	2
	$1,375,289	100%	$1,356,956	100%
Investment Activity
During the three months ended March 31, 2025, we made 13 new investments totaling $35.2 million and made investments in existing portfolio companies totaling $16.5 million. We had seven loans repaid totaling $21.4 million and recognized a net realized loss on these transactions of $0.4 million. We also received $18.6 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $2.8 million. We received $2.2 million of return of capital from our joint venture and royalty rights investments. Lastly, we received proceeds related to the sale of equity investments totaling $0.6 million and recognized a net realized loss on such sales totaling $15.0 thousand.

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
Total portfolio investment activity for the three months ended March 31, 2025 and 2024 was as follows:

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956
New investments	47,239	706	—	3,813	—	—	—	51,758
Proceeds from sales of investments / return of capital	(7,872)	—	—	(574)	—	(42)	(2,145)	(10,633)
Loan origination fees received	(1,025)	(1)	—	—	—	—	—	(1,026)
Principal repayments received	(25,093)	(6,267)	(825)	—	—	—	—	(32,185)
Payment-in-kind interest /dividends	452	1,015	—	1,617	—	—	—	3,084
Accretion of loan premium /discount	507	30	4	—	—	—	—	541
Accretion of deferred loan origination revenue	1,168	168	—	—	—	—	—	1,336
Realized gain (loss)	(2,989)	(139)	—	(14)	—	—	—	(3,142)
Unrealized appreciation (depreciation)	10,361	900	613	3,134	42	314	(71)	15,293
Fair value, end of period	$1,030,540	$73,912	$27,189	$217,906	$1,259	$3,189	$27,987	$1,381,982

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$37,212	$1,349,121
New investments	36,126	12,535	—	2,600	—	—	51,261
Investment restructuring	(13,015)	—	—	12,984	31	—	—
Proceeds from sales of investments /return of capital	(129)	—	—	(3,797)	—	(990)	(4,916)
Loan origination fees received	(545)	(281)	—	—	—	—	(826)
Principal repayments received	(24,426)	(12,991)	(826)	—	—	—	(38,243)
Payment-in-kind interest / dividends	604	692	—	1,559	—	—	2,855
Accretion of loan premium / discount	114	80	4	—	—	—	198
Accretion of deferred loan origination revenue	1,210	82	—	—	—	—	1,292
Realized gain (loss)	(4,217)	—	—	350	—	—	(3,867)
Unrealized appreciation (depreciation)	1,454	902	2,393	848	73	503	6,173
Fair value, end of period	$982,334	$107,913	$27,744	$207,185	$1,147	$36,725	$1,363,048

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table shows the classification of our investments by risk rating as of March 31, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	March 31, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$137,379	10%	$125,396	9%
Category 2	895,329	65	868,363	65
Category 3	243,622	18	220,436	16
Category 4	77,147	6	115,663	9
Category 5	11,738	1	10,604	1
Total	$1,365,215	100%	$1,340,462	100%

(1)Excludes 10% member interest in Banff Partners LP.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.7 million, which comprised 0.4% of the total fair value our portfolio, and the aggregate cost of which was $15.9 million, which comprised 1.1% of the total cost of our portfolio. As of December 31, 2024, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.0 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.8 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2025 is provided below.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Biolam was $4.4 million and the fair value of such investment was $2.1 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.3 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Eurofins was $3.5 million and the fair value of such investment was $1.6 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of March 31, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investments was $24.5 thousand.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Marmoutier was $2.7 million and the fair value of such investments was $0.2 million.
Zeppelin Bidco Limited
During the quarter ended March 31, 2025, we placed our debt investment in Zeppelin Bidco Limited, or Zeppelin, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Zeppelin for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Zeppelin was $3.1 million and the fair value of such investment was $1.4 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of March 31, 2025, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $5.0 million, or 0.4% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and three months ended March 31, 2025 and 2024
Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Total investment income	$34,686	$37,238
Total operating expenses	15,475	18,075
Net investment income before taxes	19,211	19,163
Income taxes, including excise tax expense	400	150
Net investment income after taxes	18,811	19,013
Net realized gains (losses)	8,810	(10,500)
Net unrealized appreciation (depreciation)	(5,778)	19,526
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	3,032	9,026
Net increase in net assets resulting from operations	$21,843	$28,039
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Investment income:
Interest income	$26,898	$30,186
Dividend income	4,461	3,950
Fee and other income	1,780	1,596
Payment-in-kind interest income	1,542	1,493
Interest income from cash	5	13
Total investment income	$34,686	$37,238
The change in total investment income for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a decrease in the weighted average yield on the portfolio from lower base rates, partially offset by increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.8% as of March 31, 2025, as compared to 11.0% as of March 31, 2024. For the three months ended March 31, 2025, dividends from portfolio companies and joint venture investments were $4.5 million, as compared to 4.0 million for the three months ended March 31, 2024.

Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Operating expenses:
Interest and other financing fees	$11,325	$13,540
Base management fee	524	519
Incentive management fees	2,571	3,199
Other general and administrative expenses	1,055	817
Total operating expenses	$15,475	$18,075
Interest and Other Financing Fees
Interest and other financing fees during both three months ended March 31, 2025 and 2024 were attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The decrease in interest and other financing fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, was primarily attributable to a lower weighted average interest rate on the ING Credit Facility and lower weighted average borrowings outstanding on the ING Credit Facility. The weighted average interest rate on the ING Credit Facility was 6.4% for the three months ended March 31, 2025, as compared to 7.5% for the three months ended March 31, 2024. For the three months ended March 31, 2025, weighted average borrowings under the ING Credit Facility were $606.1 million, as compared to $643.0 million for the three months ended March 31, 2024.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreement and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three months ended March 31, 2025 and 2024, the amount of Base Management Fees incurred was $0.5 million.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2025 and 2024, the amount of Income-Based Fees incurred was $2.6 million and $2.8 million, respectively. The decrease in the Income-Based Fees for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, relates predominantly to the incentive fee cap and increased net capital losses as of March 31, 2025, for the trailing 12 quarters.
For the three months ended March 31, 2025 and 2024, the net Capital Gains Fees accrual was nil and $0.4 million, respectively. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both the three months ended March 31, 2025 and 2024, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,142)	$(3,867)
Net realized gains (losses) on investments	(3,142)	(3,867)
Foreign currency transactions	534	$(92)
Forward currency contracts	11,418	(6,541)
Net realized gains (losses)	$8,810	$(10,500)
During the three months ended March 31, 2025, we recognized net realized gains totaling $8.8 million, which consisted primarily of a net gain on our forward currency contracts of $11.4 million and a net gain on foreign currency transactions of $0.5 million, partially offset by a net loss on our investment portfolio of $3.1 million. The net loss on our investment portfolio predominantly related to a $2.6 million loss on the sale of one investment, which was reclassified from unrealized appreciation during the three months ended March 31, 2025.
During the three months ended March 31, 2024, we recognized net realized losses totaling $10.5 million, which consisted primarily of a net loss on our forward currency contracts of $6.5 million, a net loss on our loan portfolio of $3.9 million and a net loss on foreign currency transactions of $0.1 million. The net loss on our investment portfolio predominantly related to the restructuring of one investment which was primarily reclassified from unrealized depreciation during the three months ended March 31, 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$14,400	$5,754
Affiliate investments	368	470
Net unrealized appreciation (depreciation) on investments	14,768	6,224
Foreign currency transactions	(3,456)	1,661
Forward currency contracts	(17,090)	11,641
Net unrealized appreciation (depreciation)	$(5,778)	$19,526
During the three months ended March 31, 2025, we recorded net unrealized depreciation totaling $5.8 million, consisting of net unrealized depreciation related to forward currency contracts of $17.1 million, net unrealized depreciation related to foreign currency transactions of $3.5 million and deferred taxes of $0.5 million, partially offset by net unrealized appreciation on our current portfolio of $11.7 million and net unrealized appreciation reclassification adjustments of $3.5 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $11.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $8.6 million and broad market moves for investments of $4.3 million, partially offset by the credit or fundamental performance of investments of $1.2 million.
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
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the ING Credit Facility (as defined below under “Financing Transactions”), and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 198.2% as of March 31, 2025.
Cash Flows
For the three months ended March 31, 2025, we experienced a net decrease in cash in the amount of $6.5 million. During that period, our operating activities provided $36.0 million in cash, with proceeds from sales or repayments of portfolio investments totaling $44.9 million and other cash collections from investments exceeding purchases of portfolio investments of $38.9 million. In addition, our financing activities used $42.5 million of cash, consisting of net repayments of $32.6 million under the ING Credit Facility and dividends paid in the amount of $9.9 million. As of March 31, 2025, we had $47.3 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of March 31, 2025, we were in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2025, we had U.S. dollar borrowings of $527.0 million under the ING Credit Facility with an interest rate of 6.424% (with Term SOFR borrowings subject to one month SOFR of 4.304%), borrowings denominated in British pounds sterling of £27.2 million ($35.1 million U.S. dollars) with an interest rate of 6.488% (one month SONIA of 4.456%) and borrowings denominated in Euros of €54.5 million ($58.9 million U.S. dollars) with an interest rate of 4.500% (one month EURIBOR of 2.500%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited

Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2025, the total fair value of the borrowings outstanding under the ING Credit Facility was $621.0 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2025, we were in compliance with all covenants under the February 2022 NPA.
The February 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The February 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 5. Borrowings — February 2027 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2022 NPA and the February 2027 Notes issued thereunder.
As of March 31, 2025, the fair value of the outstanding February 2027 Notes was $96.7 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to March 31, 2025, we made approximately $44.3 million of new commitments, of which $38.8 million closed and funded. The $38.8 million of investments consists of $33.6 million of first lien senior secured debt investments, $4.8 million of second lien senior secured debt investments, $0.2 million of subordinated debt investments and $0.2 million of equity investments. The weighted average yield of the debt investments was 10.3%. In addition, we funded $3.3 million of previously committed revolvers and delayed draw term loans.
On May 8, 2025, the Board declared a quarterly dividend of $0.64 per share payable on June 11, 2025 to holders of record as of May 28, 2025.
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
As of both March 31, 2025 and December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 196% of our total net assets.
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
Fee and other income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,042	$996
Management, valuation and other fees	219	229
Royalty income	77	—
Total Recurring Fee and Other Income	1,338	1,225
Non-Recurring Fee and Other Income:
Prepayment fees	61	—
Acceleration of unamortized loan origination fees	294	297
Advisory, loan amendment and other fees	87	74
Total Non-Recurring Fee and Other Income	442	371
Total Fee and Other Income	$1,780	$1,596
Payment-in-Kind (PIK) Income
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

We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
PIK interest income	$1,542	$1,493
PIK interest income as a % of investment income	4.4%	4.0%
PIK dividend income	$2,170	$2,188
PIK dividend income as % of investment income	6.3%	5.9%
Total PIK income	$3,712	$3,681
Total PIK income as a % of investment income	10.7%	9.9%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Accelevation LLC(2)	Delayed Draw Term Loan	$671	$—
Accelevation LLC(2)	Revolver	497	—
Accurus Aerospace Corporation(2)	Revolver	64	—
Accurus Aerospace Corporation(2)	Revolver	—	184
AD Bidco, Inc.	Delayed Draw Term Loan	1,174	1,174
AD Bidco, Inc.	Revolver	434	434
Adhefin International(3)	Delayed Draw Term Loan	410	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	489	489
AirX Climate Solutions, Inc.	Revolver	163	163
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	271	259
Americo Chemical Products, LLC(2)	Revolver	471	471
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	—	653
Arc Education(3)	Delayed Draw Term Loan	1,040	997

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	184	179
Artemis Bidco Limited(3)	Delayed Draw Term Loan	692	663
ASC Communications, LLC	Revolver	658	658
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	101	144
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	897	891
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	429
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	295	295
Basin Innovation Group, LLC	Revolver	255	255
Biolam Group(2)(3)	Delayed Draw Term Loan	983	943
BKF Buyer, Inc.(2)	Revolver	1,253	1,253
Brightpay Limited(2)(3)	Delayed Draw Term Loan	—	118
BrightSign LLC	Revolver	131	131
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	278	—
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	116	—
CAi Software, LLC	Revolver	354	354
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,838	1,987
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	314	314
Cascade Residential Services LLC(2)	Revolver	8	—
CCFF Buyer, LLC	Delayed Draw Term Loan	811	811
CCFF Buyer, LLC	Revolver	608	608
CGI Parent, LLC	Revolver	1,102	1,653
Comply365, LLC(2)	Revolver	556	556
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	511	490
CSL DualCom(4)	Capex / Acquisition Facility	—	184
DataServ Integrations, LLC	Revolver	481	481
DAWGS Intermediate Holding Co.	Revolver	558	—
DecksDirect, LLC(2)	Revolver	127	34
DISA Holdings Corp.	Revolver	229	286
Discovery Buyer, L.P.(2)	Delayed Draw Term Loan	2,515	—
Discovery Buyer, L.P.(2)	Revolver	625	—
Dune Group(2)(3)	Delayed Draw Term Loan	688	660
EB Development(3)	Capex / Acquisition Facility	223	—
EB Development(3)	Delayed Draw Term Loan	577	553
Eclipse Business Capital, LLC	Revolver	5,660	6,244
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	195	195
EMI Porta Holdco LLC(2)	Revolver	1,042	966
eShipping, LLC	Revolver	1,122	1,122
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	985	—
Expert Institute Group Inc.(2)	Revolver	530	—
Express Wash Acquisition Company, LLC(2)	Revolver	77	77
Faraday(3)	Delayed Draw Term Loan	—	928
Finaxy Holding(3)	Delayed Draw Term Loan	950	1,064

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Footco 40 Limited(4)	Delayed Draw Term Loan	531	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	—	1
Fortis Payment Systems, LLC(2)	Revolver	—	2
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	1,734	1,734
GB Eagle Buyer, Inc.	Revolver	1,520	1,737
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	9	155
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	43	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	49
Graphpad Software, LLC	Delayed Draw Term Loan	1,256	1,256
Graphpad Software, LLC	Revolver	523	523
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	99	145
Haystack Holdings LLC(2)	Delayed Draw Term Loan	1,699	—
Haystack Holdings LLC(2)	Revolver	412	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	165	164
HEKA Invest(3)	Delayed Draw Term Loan	562	539
HemaSource, Inc.	Revolver	902	902
HomeX Services Group LLC	Delayed Draw Term Loan	260	260
HomeX Services Group LLC	Revolver	135	135
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	1,200	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	427	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	220	—
HS Advisory Buyer LLC(2)	Revolver	200	—
HSL Compliance(4)	Delayed Draw Term Loan	484	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	682	682
Hydratech Holdings, Inc.	Delayed Draw Term Loan	96	1,029
Hydratech Holdings, Inc.	Revolver	215	551
Ice House America, L.L.C.(2)	Revolver	65	128
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	578	582
InvoCare Limited(2)(5)	Delayed Draw Term Loan	111	110
ISTO Technologies II, LLC	Revolver	238	238
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	219	216
Jones Fish Hatcheries & Distributors LLC	Revolver	167	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	61	185
Keystone Bidco B.V.(2)(3)	Revolver	29	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	337	719
LeadsOnline, LLC	Revolver	1,952	1,952
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	24	23
Marmoutier Holding B.V.(2)(3)	Revolver	68	65
MB Purchaser, LLC	Delayed Draw Term Loan	258	258
MB Purchaser, LLC	Revolver	103	103
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	290	290

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Media Recovery, Inc. (SpotSee)(2)	Revolver	406	434
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	522	506
Megawatt Acquisitionco, Inc.(2)	Revolver	238	238
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	373	346
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	308	306
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	70	69
Momentum Textiles, LLC	Revolver	280	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	569	552
MSI Express Inc.(2)	Delayed Draw Term Loan	375	—
MSI Express Inc.(2)	Revolver	375	—
MSI Express Inc.(2)	Revolver	120	—
Narda Acquisitionco., Inc.	Revolver	684	684
NAW Buyer LLC	Delayed Draw Term Loan	1,477	1,477
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC(2)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(2)	Revolver	73	73
NF Holdco, LLC(2)	Revolver	552	552
Northstar Recycling, LLC	Delayed Draw Term Loan	859	859
Northstar Recycling, LLC	Revolver	705	706
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	468	—
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	—	449
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	440	685
OSP Hamilton Purchaser, LLC	Revolver	189	189
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	262	262
Polara Enterprises, L.L.C.	Revolver	273	273
Premium Invest(3)	Capex / Acquisition Facility	419	401
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	312	623
Process Insights Acquisition, Inc.(2)	Revolver	322	69
ProfitOptics, LLC(2)	Revolver	97	97
Pro-Vision Solutions Holdings, LLC(2)	Revolver	1,713	2,063
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	202	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	628	801
Randys Holdings, Inc.	Delayed Draw Term Loan	1,416	2,327
Randys Holdings, Inc.	Revolver	784	924
Rapid Buyer LLC	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC	Revolver	881	881
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC	Revolver	1,940	1,940
Royal Buyer, LLC	Revolver	874	874
RPX Corporation	Revolver	1,008	1,008
Saab Purchaser, Inc.	Delayed Draw Term Loan	1,915	1,915
Saab Purchaser, Inc.	Revolver	957	958
Sanoptis S.A.R.L.(3)	Term Loan	2,562	2,456

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Sansidor BV(2)(3)	Capex / Acquisition Facility	281	396
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	521	500
Sinari Invest(3)	Delayed Draw Term Loan	468	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	156
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	1,322	3,033
Smartling, Inc.	Revolver	588	588
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	678	878
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	231	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	78	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	727	727
SPATCO Energy Solutions, LLC	Revolver	594	594
Spatial Business Systems LLC	Revolver	703	703
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	184	803
Superjet Buyer, LLC(2)	Revolver	1,460	1,460
SVI International LLC	Delayed Draw Term Loan	74	74
SVI International LLC	Revolver	74	74
Tank Holding Corp(2)	Delayed Draw Term Loan	—	92
Tank Holding Corp	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,168	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	1,603	1,603
TAPCO Buyer LLC	Revolver	583	583
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	234	233
Techone B.V.(2)(3)	Revolver	154	147
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	796	796
THG Acquisition, LLC	Delayed Draw Term Loan	799	814
THG Acquisition, LLC	Revolver	511	496
Trintech, Inc.	Revolver	255	255
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	211	211
TSYL Corporate Buyer, Inc.(2)	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	258	234
UHY Advisors, Inc.	Delayed Draw Term Loan	6,623	6,623
UHY Advisors, Inc.	Revolver	1,364	1,753
Union Bidco Limited(4)	Capex / Acquisition Facility	68	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	668	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	468	449
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	599	599
Whitcraft Holdings, Inc.	Revolver	316	446
White Bidco Limited	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(2)	Line of Credit	706	550
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp(2)	Revolver	932	932
ZB Holdco LLC(2)	Revolver	181	169
Total unused commitments to extend financing		$125,544	$123,644

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2025, we were not a party to any interest rate hedging arrangements.
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024 and December 2024, the U.S. Federal Reserve announced a benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of March 31, 2025, approximately $1,075.0 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2025, approximately $621.0 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.1% of our total borrowings as of March 31, 2025) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.

Based on our March 31, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$32,249	$18,629	$13,620
Up 200 basis points	21,499	12,420	9,079
Up 100 basis points	10,750	6,210	4,540
Down 25 basis points	(2,687)	(1,552)	(1,135)
Down 50 basis points	(5,375)	(3,105)	(2,270)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of March 31, 2025, we had U.S. dollar borrowings of $527.0 million outstanding under the ING Credit Facility with an interest rate of 6.424% (with Term SOFR borrowings subject to one month SOFR of 4.304%), borrowings denominated in British pounds sterling of £27.2 million ($35.1 million U.S. dollars) with an interest rate of 6.488% (one month SONIA of 4.456%) and borrowings denominated in Euros of €54.5 million ($58.9 million U.S. dollars) with an interest rate of 4.500% (one month EURIBOR of 2.500%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	May 8, 2025	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)