Form 10-Q
period 2025-06-30
Barings Capital Investment Corp
filed 2025-08-07
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 7, 2025 was 31,611,409.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,193,050 and $1,187,354 as of June 30, 2025 and December 31, 2024, respectively)	$1,197,416	$1,163,684
Affiliate investments (cost of $194,373 and $187,935 as of June 30, 2025 and December 31, 2024, respectively)	199,666	193,272
Total investments at fair value	1,397,082	1,356,956
Cash	17,811	44,490
Foreign currencies (cost of $8,897 and $9,617 as of June 30, 2025 and December 31, 2024, respectively)	8,904	9,352
Interest and fees receivable	20,490	19,492
Prepaid expenses and other assets	36	135
Derivative assets	—	17,791
Deferred financing fees	6,169	7,186
Receivable from unsettled transactions	4,463	2,577
Total assets	$1,454,955	$1,457,979
Liabilities:
Accounts payable and accrued liabilities	$3,441	$3,782
Interest payable	3,301	3,552
Administrative fees payable	221	259
Base management fees payable	528	525
Incentive management fees payable	2,931	2,581
Derivative liabilities	4,092	3,291
Payable from unsettled transactions	5,236	395
Borrowings under credit facility	623,227	650,124
Notes payable (net of deferred financing fees)	99,918	99,893
Total liabilities	742,895	764,402
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 31,611,409 and 30,736,412 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	31	31
Additional paid-in capital	686,582	666,803
Total distributable earnings	25,447	26,743
Total net assets	712,060	693,577
Total liabilities and net assets	$1,454,955	$1,457,979
Net asset value per share	$22.53	$22.57
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$26,220	$29,437	$52,604	$59,283
Affiliate investments	428	406	942	746
Total interest income	26,648	29,843	53,546	60,029
Dividend income:
Non-Control / Non-Affiliate investments	839	920	1,497	1,721
Affiliate investments	4,081	6,110	7,884	9,260
Total dividend income	4,920	7,030	9,381	10,981
Fee and other income:
Non-Control / Non-Affiliate investments	2,316	2,064	4,076	3,637
Affiliate investments	46	26	66	49
Total fee and other income	2,362	2,090	4,142	3,686
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,351	2,026	3,864	3,428
Affiliate investments	184	93	213	184
Total payment-in-kind interest income	2,535	2,119	4,077	3,612
Interest income from cash	11	10	17	23
Total investment income	36,476	41,092	71,163	78,331
Operating expenses:
Interest and other financing fees	11,745	13,259	23,070	26,800
Base management fee (Note 2)	528	514	1,052	1,033
Incentive management fees (Note 2)	2,931	2,891	5,502	6,089
Other general and administrative expenses (Note 2)	748	964	1,804	1,782
Total operating expenses	15,952	17,628	31,428	35,704
Net investment income before taxes	20,524	23,464	39,735	42,627
Income taxes, including excise tax expense	407	126	806	276
Net investment income after taxes	$20,117	$23,338	$38,929	$42,351

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$3,456	$4,448	$314	$581
Benefit from (provision for) taxes	(36)	—	(36)	—
Net realized gains (losses) on investments	3,420	4,448	278	581
Foreign currency transactions	1,520	685	2,054	593
Forward currency contracts	(11,999)	3,328	(581)	(3,213)
Net realized gains (losses)	(7,059)	8,461	1,751	(2,039)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	10,858	(5,686)	25,257	68
Affiliate investments	1,823	(4,863)	2,191	(4,392)
Net unrealized appreciation (depreciation) on investments	12,681	(10,549)	27,448	(4,324)
Foreign currency transactions	(7,757)	(199)	(11,212)	1,462
Forward currency contracts	(1,502)	(2,598)	(18,592)	9,043
Net unrealized appreciation (depreciation)	3,422	(13,346)	(2,356)	6,181
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(3,637)	(4,885)	(605)	4,142
Net increase in net assets resulting from operations	$16,480	$18,453	$38,324	$46,493
Net investment income per share — basic and diluted	$0.64	$0.78	$1.25	$1.43
Net increase in net assets resulting from operations per share — basic and diluted	$0.53	$0.62	$1.24	$1.57
Dividends / distributions per share:
Total dividends / distributions	$0.64	$0.64	$1.28	$1.28
Weighted average shares outstanding — basic and diluted	31,261,613	29,751,557	31,045,905	29,550,815

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2025	31,169,306	$31	$676,573	$28,915	$705,519
Net investment income	—	—	—	20,117	20,117
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(7,059)	(7,059)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	3,422	3,422
Dividends / distributions	442,103	—	10,009	(19,948)	(9,939)
Balance, June 30, 2025	31,611,409	$31	$686,582	$25,447	$712,060

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2024	29,672,058	$29	$644,390	$25,822	$670,241
Net investment income	—	—	—	23,338	23,338
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	8,461	8,461
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,346)	(13,346)
Dividends / distributions	401,914	1	9,079	(18,990)	(9,910)
Balance, June 30, 2024	30,073,972	$30	$653,469	$25,285	$678,784

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
Net investment income	—	—	—	38,929	38,929
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	1,751	1,751
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,356)	(2,356)
Dividends / distributions	874,997	—	19,779	(39,620)	(19,841)
Balance, June 30, 2025	31,611,409	$31	$686,582	$25,447	$712,060

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—	—	42,351	42,351
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,039)	(2,039)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	6,181	6,181
Dividends / distributions	803,293	1	18,018	(37,724)	(19,705)
Balance, June 30, 2024	30,073,972	$30	$653,469	$25,285	$678,784
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$38,324	$46,493
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(111,878)	(82,018)
Repayments received / sales of portfolio investments	110,215	115,303
Loan origination and other fees received	1,978	1,175
Net realized (gain) loss on investments, before taxes	(314)	(581)
Net realized (gain) loss on foreign currency transactions	(2,054)	(593)
Net realized (gain) loss on forward currency contracts	581	3,213
Net unrealized (appreciation) depreciation of investments	(27,448)	4,324
Net unrealized (appreciation) depreciation of foreign currency transactions	11,212	(1,462)
Net unrealized (appreciation) depreciation of forward currency contracts	18,592	(9,043)
Payment-in-kind interest / dividends	(5,444)	(6,994)
Amortization of deferred financing fees	1,043	503
Accretion of loan origination and other fees	(2,924)	(2,921)
Amortization / accretion of purchased loan premium / discount	(669)	(316)
Payments for derivative contracts	(16,493)	(8,354)
Proceeds from derivative contracts	15,912	5,141
Changes in operating assets and liabilities:
Interest and fees receivable	356	4,176
Prepaid expenses and other assets	98	92
Accounts payable and accrued liabilities	(571)	(106)
Interest payable	(254)	(335)
Net cash provided by (used in) operating activities	30,262	67,697
Cash flows from financing activities:
Borrowings under credit facility	31,500	—
Repayments of credit facility	(69,048)	(48,642)
Cash dividends / distributions paid	(19,841)	(19,705)
Net cash provided by (used in) financing activities	(57,389)	(68,347)
Net increase (decrease) in cash and foreign currencies	(27,127)	(650)
Cash and foreign currencies, beginning of period	53,842	36,226
Cash and foreign currencies, end of period	$26,715	$35,576
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,046	$26,454
Excise taxes paid during the period	$1,863	$800
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$19,779	$18,018
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$9,473	$9,398	$9,331	1.3%	(6)(7)(11)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	530	524	516	0.1%	(6)(7)(12)(27)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	11/28	10,519	10,354	10,395	1.5%	(6)(7)(12)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	11/22	11/28	—	(28)	(23)	—%	(6)(7)(12)(27)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	651	646	650	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/22	12/30	10,762	10,536	10,672	1.5%	(6)(7)(12)(27)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	12/22	12/30	651	621	639	0.1%	(6)(7)(12)(27)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 7.7% Cash	10/24	09/31	3,522	3,200	3,522	0.5%	(3)(6)(7)(9)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/24	03/30	2,070	2,035	1,941	0.3%	(6)(7)(12)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	03/24	03/30	86	81	66	—%	(6)(7)(12)(27)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	03/21	03/28	467	460	467	0.1%	(3)(6)(7)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.9% Cash	03/21	03/27	796	795	796	0.1%	(3)(6)(7)(10)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	12/20	12/26	4,929	4,901	4,540	0.6%	(6)(7)(12)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash, 2.0% PIK	02/21	02/27	17,405	17,349	15,212	2.1%	(6)(7)(12)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	02/23	02/29	6,196	6,025	6,196	0.9%	(6)(7)(12)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	02/23	02/29	176	153	176	—%	(6)(7)(12)(27)
Subtotal Aerospace & Defense (9.1%)*					68,233	67,050	65,096
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	2,273	2,214	2,120	0.3%	(6)(7)(12)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	03/22	03/29	1,652	1,635	1,652	0.2%	(6)(7)(12)
OAC Holdings I Corp	Revolver	SOFR + 4.75%, 9.2% Cash	03/22	03/28	362	356	362	0.1%	(6)(7)(12)(27)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	11/29	11,710	11,524	11,665	1.6%	(6)(7)(12)(27)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	11/28	860	837	855	0.1%	(6)(7)(12)(27)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	3,591	3,516	3,532	0.5%	(6)(7)(12)(27)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(10)	(8)	—%	(6)(7)(12)(27)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	643	632	643	0.1%	(6)(7)(12)(27)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	40	38	40	—%	(6)(7)(12)(27)
Subtotal Automotive (2.9%)*					21,131	20,742	20,861
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	8.50% PIK	05/25	05/32	3,145	2,988	3,082	0.4%	(3)(6)
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	02/21	03/28	2,823	2,803	2,823	0.4%	(3)(6)(7)(16)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	10/21	10/27	4,886	4,873	4,886	0.7%	(6)(7)(12)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.0% Cash	03/25	02/32	690	616	665	0.1%	(3)(6)(7)(16)(27)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% Cash	11/23	11/30	4,410	3,931	4,337	0.6%	(3)(6)(7)(10)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	11/24	12/31	$173	$132	$153	—%	(3)(6)(7)(10)(27)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/23	09/30	2,735	2,414	2,703	0.4%	(3)(6)(7)(10)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	05/21	05/28	3,756	3,789	3,692	0.5%	(3)(6)(7)(9)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	06/25	08/31	2,495	2,458	2,458	0.3%	(6)(7)(12)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	04/25	04/32	1,876	1,851	1,850	0.3%	(6)(7)(12)(27)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	04/25	04/32	15	9	9	—%	(6)(7)(12)(27)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash, 4.0% PIK	12/21	06/26	21,910	21,607	21,732	3.1%	(6)(7)(12)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	12/30	2,480	2,224	2,462	0.3%	(3)(6)(7)(9)(27)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	522	493	511	0.1%	(6)(7)(12)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.5% Cash	10/24	10/31	17,183	17,103	17,106	2.4%	(3)(6)(7)(12)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/21	12/28	4,453	4,399	4,393	0.6%	(6)(7)(12)(27)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 9.0% Cash	10/21	12/28	—	(8)	(10)	—%	(6)(7)(12)(27)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	10/31	3,667	3,628	3,633	0.5%	(6)(7)(11)(12)(27)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/31	40	35	36	—%	(6)(7)(11)(27)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/21	06/26	7,960	7,942	7,507	1.1%	(6)(7)(12)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	1,987	1,957	1,967	0.3%	(6)(7)(12)(27)
Subtotal Banking, Finance, Insurance, & Real Estate (12.1%)*					87,206	85,244	85,995
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.2% Cash	04/25	03/29	6,825	6,695	6,825	1.0%	(6)(7)(12)
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.3% PIK	02/24	05/26	4,527	4,411	4,527	0.6%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.3% PIK	02/24	05/26	2,232	2,190	2,232	0.3%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.3% PIK	02/24	05/26	832	832	832	0.1%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.3% PIK	02/24	05/26	639	639	639	0.1%	(6)(7)(12)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	04/21	04/28	4,781	4,711	4,781	0.7%	(3)(6)(7)(9)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	761	673	761	0.1%	(3)(6)(7)(21)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/21	12/28	2,434	2,269	2,086	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	12/21	12/27	3,595	3,561	3,545	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	12/21	12/27	205	195	190	—%	(6)(7)(12)(27)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	02/22	02/28	4,571	4,514	4,514	0.6%	(6)(7)(12)
ZB Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	02/22	02/28	194	191	189	—%	(6)(7)(12)(27)
Subtotal Beverage, Food, & Tobacco (4.4%)*					31,596	30,881	31,121
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/23	11/29	659	651	645	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	11/23	11/29	660	643	649	0.1%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	11/23	11/29	$—	$(3)	$(1)	—%	(6)(7)(12)(27)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,700	2,330	2,700	0.4%	(3)(6)(7)(9)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	03/23	07/29	9,360	8,953	8,190	1.2%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	11/21	11/28	1,995	1,973	1,947	0.3%	(3)(6)(7)(12)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/31	1,843	1,825	1,826	0.3%	(6)(7)(12)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/31	70	64	64	—%	(6)(7)(12)(27)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	1,623	1,608	1,623	0.2%	(6)(7)(11)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	273	267	273	—%	(6)(7)(11)(27)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	3,812	3,742	3,523	0.5%	(6)(7)(12)(27)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	385	373	337	—%	(6)(7)(12)(27)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/24	10/30	3,242	3,185	3,185	0.4%	(6)(7)(12)(27)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.1% Cash	10/24	10/30	—	(10)	(10)	—%	(6)(7)(12)(27)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.3% Cash	11/24	11/30	2,769	2,711	2,717	0.4%	(6)(7)(12)(27)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 9.3% Cash	11/24	11/30	—	(7)	(7)	—%	(6)(7)(12)(27)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	4,102	4,069	4,051	0.6%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(5)	(9)	—%	(6)(7)(12)(27)
Subtotal Capital Equipment (4.5%)*					33,493	32,369	31,703
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/23	04/29	1,723	1,693	1,702	0.2%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/23	04/29	—	(8)	(6)	—%	(6)(7)(11)(27)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.1% Cash	11/21	10/28	845	919	840	0.1%	(3)(6)(7)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.5% Cash	11/21	10/28	4,740	4,452	4,716	0.7%	(3)(6)(7)(9)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 8.0% Cash	04/22	10/28	4,012	3,647	3,991	0.6%	(3)(6)(7)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.9% Cash	11/21	10/28	1,090	1,090	1,084	0.2%	(3)(6)(7)(12)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/21	09/27	1,656	1,632	1,531	0.2%	(3)(6)(7)(10)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.1% Cash	05/25	09/27	880	822	813	0.1%	(3)(6)(7)(9)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					14,946	14,247	14,671
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	3,425	3,375	3,376	0.5%	(6)(7)(11)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(18)	(18)	—%	(6)(7)(11)(27)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/21	12/27	7,715	7,643	7,198	1.0%	(6)(7)(12)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	12/21	12/27	51	40	(34)	—%	(6)(7)(11)(27)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/25	09/27	1,913	1,896	1,895	0.3%	(6)(7)(12)(27)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	05/25	09/27	18	16	16	—%	(6)(7)(11)(27)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/27	581	576	581	0.1%	(6)(7)(11)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	96	96	96	—%	(6)(7)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	$513	$513	$513	0.1%	(6)(7)
Subtotal Construction & Building (1.9%)*					14,312	14,137	13,623
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash, 0.3% PIK	12/21	12/28	1,531	1,516	1,167	0.2%	(6)(7)(12)
DecksDirect, LLC	Revolver	SOFR + 6.50%, 10.7% Cash	12/21	12/28	21	18	(69)	—%	(6)(7)(12)(27)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 13.8% Cash	10/23	10/28	2,320	2,270	2,320	0.3%	(6)(7)(11)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	07/22	01/26	5,545	5,545	5,099	0.7%	(6)(7)(13)(27)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.0% Cash	07/22	01/26	—	—	(46)	—%	(6)(7)(13)(27)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/25	03/29	2,215	2,194	2,195	0.3%	(6)(7)(12)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	03/25	03/29	—	(3)	(3)	—%	(6)(7)(12)(27)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/21	11/27	7,429	7,351	6,961	1.0%	(6)(7)(12)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	752	740	740	0.1%	(6)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	291	288	265	—%	(6)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.2% Cash	03/22	09/30	8,844	8,483	8,428	1.2%	(3)(6)(7)(16)
Subtotal Consumer goods: Durable (3.8%)*					28,948	28,402	27,057
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 8.3% Cash	02/21	02/28	2,465	2,448	2,436	0.3%	(3)(6)(7)(10)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/24	02/30	3,426	3,358	3,379	0.5%	(6)(7)(13)(27)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	02/24	02/30	—	(10)	(7)	—%	(6)(7)(13)(27)
David Wood Baking UK Ltd	Second Lien Senior Secured Term Loan	SONIA + 10.00%, 14.2% Cash	04/24	04/29	942	855	890	0.1%	(3)(6)(7)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	04/24	04/29	3,248	3,062	3,285	0.5%	(3)(7)(11)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	01/24	01/30	2,140	2,105	2,069	0.3%	(6)(7)(12)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.8% Cash	01/24	01/30	194	190	186	—%	(6)(7)(12)(27)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	12/20	12/26	2,026	2,217	2,026	0.3%	(3)(6)(7)(17)(27)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/20	12/26	6,279	6,247	6,279	0.9%	(6)(7)(12)
Subtotal Consumer goods: Non-durable (2.9%)*					20,720	20,472	20,543
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	812	798	798	0.1%	(6)(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/22	05/30	7,143	7,046	7,093	1.0%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	1,209	1,195	1,195	0.2%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.7% Cash	09/24	09/30	2,568	2,484	2,539	0.4%	(6)(7)(14)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	167	162	162	—%	(6)(7)(12)(27)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.7% Cash	09/24	09/30	—	(6)	(6)	—%	(6)(7)(14)(27)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	03/25	03/31	1,458	1,436	1,437	0.2%	(6)(7)(12)(27)
MSI Express Inc.	Revolver	SOFR + 3.75%, 8.1% Cash	03/25	03/31	172	164	165	—%	(6)(7)(12)(27)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	06/21	06/28	5,003	5,101	4,853	0.7%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	06/21	06/28	$2,269	$2,190	$2,201	0.3%	(3)(6)(7)(9)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,125	7,040	7,040	1.0%	(6)(7)(11)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/23	03/28	2,016	1,978	1,996	0.3%	(6)(7)(11)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(7)	(8)	—%	(6)(7)(11)(27)
Subtotal Containers, Packaging, & Glass (4.1%)*					29,942	29,581	29,465
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	10/22	10/28	6,402	6,311	6,320	0.9%	(6)(7)(12)
WWEC Holdings III Corp	Revolver	SOFR + 5.25%, 9.5% Cash	10/22	10/28	—	(11)	(12)	—%	(6)(7)(12)(27)
Subtotal Energy: Electricity (0.9%)*					6,402	6,300	6,308
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	13,600	13,600	14,007	2.0%
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	02/21	01/27	3,944	3,938	3,913	0.5%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 9.0% Cash	12/24	12/30	3,418	3,370	3,376	0.5%	(6)(7)(12)(27)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 9.0% Cash	12/24	12/30	—	(8)	(7)	—%	(6)(7)(12)(27)
Subtotal Environmental Industries (3.0%)*					20,962	20,900	21,289
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	8,077	7,125	4,741	0.7%	(3)(6)(28)
Aldinger Company	Second Lien Senior Secured Term Loan	13.5% Cash	04/25	03/30	575	535	535	0.7%	(6)(27)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% PIK	09/22	10/28	171	162	171	—%	(3)(6)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	3,399	2,848	3,175	0.4%	(3)(6)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	11/21	11/28	350	318	350	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/21	11/28	2,076	1,975	2,076	0.3%	(3)(6)(7)(16)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	11/21	11/27	1,190	1,261	1,190	0.2%	(3)(6)(7)(18)(27)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	1,604	1,781	233	—%	(3)(6)(7)(19)(25)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	87	83	253	—%	(3)(6)(27)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,208	3,009	3,147	0.4%	(3)(6)(7)(10)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	10/21	10/28	2,789	2,489	2,778	0.4%	(3)(6)(7)(10)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/24	05/29	1,995	1,942	1,954	0.3%	(6)(7)(12)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/24	11/31	2,066	1,787	2,005	0.3%	(3)(6)(7)(9)(27)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.8% Cash	01/23	01/29	1,788	1,623	1,778	0.2%	(3)(6)(7)(9)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	03/22	03/29	5,311	4,882	4,998	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/24	03/30	6,103	6,026	6,060	0.9%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	03/24	03/30	—	(6)	(2)	—%	(6)(7)(12)(27)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/30	536	528	528	0.1%	(6)(7)(12)(27)
GCDL LLC	Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/30	—	(1)	(1)	—%	(6)(7)(12)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	380	355	380	0.1%	(3)(6)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	98	89	98	—%	(3)(6)(7)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	$505	$446	$81	—%	(3)(6)(7)(8)(25)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.8% Cash	10/22	10/29	—	248	261	—%	(3)(6)(7)(9)(27)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.8% Cash	05/25	05/30	884	854	866	0.1%	(3)(6)(7)(9)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	734	707	623	0.1%	(3)(6)(7)(18)(27)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	5,285	5,240	4,888	0.7%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	08/23	08/29	3,370	3,305	3,370	0.5%	(6)(7)(11)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	08/23	08/29	—	(16)	—	—%	(6)(7)(11)(27)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash, 3.0% PIK	03/21	09/27	4,388	4,359	3,953	0.6%	(6)(7)(12)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/23	10/28	2,228	2,188	2,221	0.3%	(6)(7)(12)
ISTO Technologies II, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/23	10/28	—	(4)	(1)	—%	(6)(7)(12)(27)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 7.5% Cash	03/22	03/27	2,137	2,352	2,137	0.3%	(3)(6)(7)(20)(27)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	08/24	08/31	931	859	915	0.1%	(3)(6)(7)(10)(27)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.2% Cash	08/24	05/31	11	8	10	—%	(3)(6)(7)(10)(27)
Kline Hill Partners LP	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	06/25	06/32	688	674	674	0.1%	(6)(7)(12)(27)
Kline Hill Partners LP	Revolver	SOFR + 4.50%, 8.8% Cash	06/25	06/32	—	(3)	(3)	—%	(6)(12)(27)
Kline Hill Partners LP	Subordinated Term Loan	12.5% Cash	06/25	12/32	748	739	739	0.1%	(6)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	12/21	12/28	4,408	4,128	4,174	0.6%	(3)(6)(7)(10)(27)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,567	1,469	1,451	0.2%	(3)(6)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.3% Cash	02/22	10/27	4,248	4,135	4,124	0.6%	(3)(7)(15)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.5% Cash	07/23	07/30	2,036	1,889	2,036	0.3%	(3)(6)(7)(15)(27)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	03/22	03/28	6,838	7,409	6,838	1.0%	(3)(6)(7)(18)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	05/21	02/29	14,789	14,704	14,789	2.1%	(6)(7)(11)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	09/22	10/29	2,137	1,745	2,131	0.3%	(3)(6)(7)(9)(27)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	08/23	07/29	1,965	1,920	2,399	0.3%	(3)(6)(7)(11)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	06/21	06/28	1,454	1,475	1,429	0.2%	(3)(6)(7)(16)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.5% Cash	10/23	10/29	23	23	23	—%	(6)(7)(11)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.6% Cash	10/23	10/29	476	469	474	0.1%	(6)(7)(11)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	06/22	07/29	2,638	2,268	2,545	0.4%	(3)(6)(7)(10)(27)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.2% Cash	06/22	07/29	1,277	1,097	1,255	0.2%	(3)(6)(7)(22)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/25	06/31	2,270	2,241	2,241	0.3%	(6)(7)(12)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 9.0% Cash	06/25	06/31	—	(3)	(3)	—%	(6)(7)(12)(27)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.3% Cash	12/20	11/27	1,928	1,780	1,928	0.3%	(3)(6)(7)(15)(27)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.6% Cash	11/23	08/30	1,050	937	1,035	0.1%	(3)(6)(7)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	1,288	1,280	1,276	0.2%	(6)(7)(11)(27)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(1)	(2)	—%	(6)(7)(11)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.59%, 9.3% Cash	06/22	06/29	$1,087	$956	$1,087	0.2%	(3)(6)(7)(15)(27)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.8% Cash	04/22	03/29	2,150	1,932	1,572	0.2%	(3)(6)(7)(10)(27)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 6.9% Cash	03/23	03/30	2,225	1,970	2,225	0.3%	(3)(6)(7)(9)(27)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/25	06/31	1,466	1,434	1,434	0.2%	(6)(7)(11)(27)
Unosquare, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	06/25	06/31	—	(5)	(5)	—%	(6)(7)(11)(27)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	03/25	04/30	13,602	13,078	13,058	1.8%	(6)(7)(12)
Subtotal Healthcare & Pharmaceuticals (17.8%)*					134,634	129,097	126,695
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.3% Cash, 3.3% PIK	07/22	07/29	1,093	955	1,018	0.1%	(3)(6)(7)(10)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash, 3.3% PIK	07/22	07/29	68	67	63	—%	(3)(6)(7)(13)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.3% PIK	07/22	07/29	956	814	876	0.1%	(3)(6)(7)(16)(27)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	490	430	445	0.1%	(3)(6)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	12/21	12/28	4,669	4,619	4,669	0.7%	(6)(7)(12)
CAi Software, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	12/21	12/28	354	347	354	—%	(6)(7)(12)(27)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	05/25	05/31	877	862	861	0.1%	(6)(7)(11)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	05/25	05/31	—	(1)	(1)	—%	(6)(7)(11)(27)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	10/22	10/29	1,093	913	1,093	0.2%	(3)(6)(7)(9)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	01/21	01/27	7,759	7,707	7,681	1.1%	(6)(7)(12)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/25	02/32	4,360	4,280	4,285	0.6%	(6)(7)(12)(27)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.3% Cash	02/25	02/32	—	(7)	(7)	—%	(6)(7)(12)(27)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	07/21	07/29	11,160	11,062	11,115	1.6%	(6)(7)(12)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	05/24	05/29	3,519	3,461	3,460	0.5%	(6)(7)(12)(27)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,246	1,041	494	0.1%	(3)(6)(7)(10)(25)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	602	556	239	—%	(3)(6)(7)(12)(25)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	1,928	1,604	765	0.1%	(3)(6)(7)(16)(25)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	559	447	—	—%	(3)(6)(25)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	160	147	158	—%	(3)(6)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 10.0% Cash	04/25	04/32	102	97	101	—%	(3)(6)(7)(19)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	04/25	04/32	422	382	410	0.1%	(3)(6)(7)(9)(27)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	08/31	6,792	6,792	6,792	1.0%	(6)(7)(12)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	06/31	5,678	5,647	5,678		(6)(7)(12)(27)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/24	06/31	—	(2)	—		(6)(7)(12)(27)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	01/25	01/28	2,888	2,846	2,849	0.4%	(6)(7)(13)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.8% Cash	01/25	01/28	$—	$(4)	$(4)	—%	(6)(7)(13)(27)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	3,015	2,931	3,015	0.4%	(6)(7)(12)(27)
NAW Buyer LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(7)	—	—%	(6)(7)(12)(27)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 8.9% Cash	01/23	01/30	2,807	2,530	2,807	0.4%	(3)(6)(7)(10)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/23	11/30	2,226	2,215	2,210	0.3%	(6)(7)(12)(27)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.6% Cash	11/23	11/29	—	(1)	—	—%	(6)(7)(12)(27)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,073	977	1,073	0.2%	(3)(6)(7)(9)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/21	12/29	6,767	6,696	6,700	0.9%	(6)(7)(12)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/21	12/29	189	185	186	—%	(6)(7)(12)(27)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/21	08/27	12,454	12,342	12,347	1.7%	(6)(7)(12)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/29	2,769	2,769	2,747	0.4%	(6)(7)(12)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	641	635	641	0.1%	(6)(7)(11)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	71	69	71	—%	(6)(7)(11)(27)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	7,677	7,576	7,591	1.1%	(6)(7)(11)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	248	221	225	—%	(6)(7)(11)(27)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	959	848	943	0.1%	(3)(6)(7)(9)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/22	05/29	1,411	1,396	1,391	0.2%	(3)(6)(7)(12)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/31	7,110	7,026	7,039	1.0%	(6)(7)(12)(27)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/31	213	204	205	—%	(6)(7)(12)(27)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	4,265	3,830	4,051	0.6%	(3)(6)(7)(10)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/22	05/29	508	508	483	0.1%	(3)(6)(7)(13)
Scout Bidco B.V.	Revolver	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	227	220	198	—%	(3)(6)(7)(10)(27)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,145	1,947	2,139	0.3%	(3)(6)(7)(9)(27)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	11/21	11/27	9,097	9,017	9,097	1.3%	(6)(7)(13)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.9% Cash	11/21	11/27	—	(5)	—	—%	(6)(7)(13)(27)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	06/25	06/28	2,406	2,358	2,364	0.3%	(7)(12)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/23	10/30	875	849	871	0.1%	(3)(6)(7)(12)(27)
Subtotal High Tech Industries (17.1%)*					125,960	122,430	121,819
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	12/21	12/28	2,067	1,959	2,067	0.3%	(3)(6)(7)(16)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50%, 15.6% PIK	12/21	12/28	746	707	746	0.1%	(3)(6)(7)(16)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	05/25	05/31	1,034	992	1,005	0.1%	(3)(6)(7)(15)
Subtotal Hotel, Gaming, & Leisure (0.5%)*					3,847	3,658	3,818
Media: Advertising, Printing & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/22	07/27	7,503	7,447	7,503	1.1%	(6)(7)(11)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	07/22	07/27	$—	$(4)	$—	—%	(6)(7)(11)(27)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	15,951	15,800	15,752	2.2%	(6)(7)(12)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	—	(13)	(18)	—%	(6)(7)(12)(27)
Subtotal Media: Advertising, Printing & Publishing (3.3%)*					23,454	23,230	23,237
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	5,031	5,003	4,905	0.7%	(6)(7)(12)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	03/29	3,575	3,575	3,434	0.5%	(7)(12)
Subtotal Media: Broadcasting & Subscription (1.2%)*					8,606	8,578	8,339
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	10/21	10/27	3,909	3,893	3,870	0.5%	(6)(7)(11)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.9% Cash	10/21	10/27	441	438	434	0.1%	(6)(7)(11)(27)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	246	—%	(3)(6)(7)(9)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	04/22	04/29	1,750	1,639	1,741	0.2%	(3)(6)(7)(15)(27)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	06/28	3,876	3,864	3,899	0.5%	(7)(11)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	11/20	11/27	2,010	1,869	1,937	0.3%	(3)(6)(7)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	3,684	3,598	3,640	0.5%	(6)(7)(11)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(13)	(8)	—%	(6)(7)(12)(27)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	04/25	04/30	5,211	5,109	5,106	0.7%	(6)(7)(12)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	04/25	04/30	4,838	4,650	4,645	0.7%	(6)(7)(12)
Screenvision, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/30	—	(12)	(12)	—%	(6)(7)(12)(27)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/22	12/29	13,259	13,020	12,848	1.8%	(6)(7)(12)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.6% Cash	12/22	12/28	479	461	442	0.1%	(6)(7)(12)(27)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	06/21	06/30	11,837	11,724	11,719	1.6%	(6)(7)(12)
Subtotal Media: Diversified & Production (7.1%)*					51,541	50,463	50,507
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	01/25	01/31	1,845	1,811	1,814	0.3%	(6)(7)(11)(27)
Accelevation LLC	Revolver	SOFR + 5.00%, 9.3% Cash	01/25	01/31	204	197	197	—%	(6)(7)(11)(27)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.38%, 10.8% Cash	08/21	08/27	1,941	1,919	1,904	0.3%	(3)(6)(7)(13)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	3,347	3,098	1,439	0.2%	(3)(6)(7)(9)(25)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	03/24	03/30	4,393	4,299	4,343	0.6%	(6)(7)(11)(27)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	03/24	03/30	—	(9)	(5)	—%	(6)(7)(11)(27)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.70%, 7.7% Cash	05/23	05/30	1,946	1,782	1,946	0.3%	(3)(6)(7)(9)(27)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.50%, 12.5% PIK	05/23	11/30	429	396	429	0.1%	(3)(6)(7)(9)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	03/23	03/30	5,458	4,879	5,447	0.8%	(3)(6)(7)(9)(27)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	494	428	468	0.1%	(3)(6)(7)(9)(27)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/21	11/27	3,174	3,146	3,174	0.4%	(6)(7)(11)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	11/21	11/27	—	(3)	—	—%	(6)(7)(11)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	$1,283	$1,274	$1,283	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/24	12/30	1,940	1,909	1,912	0.3%	(6)(7)(13)(27)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/24	12/30	—	(3)	(3)	—%	(6)(7)(13)(27)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	2,661	2,421	2,642	0.4%	(6)(7)(8)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	08/21	08/27	7,913	7,853	7,858	1.1%	(6)(7)(11)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	10/21	10/28	2,314	2,202	2,292	0.3%	(3)(6)(7)(9)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	12/20	12/27	2,567	2,480	2,408	0.3%	(3)(6)(7)(16)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	09/24	09/30	12,026	11,871	11,874	1.7%	(6)(7)(12)(27)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 9.0% Cash	09/24	09/30	—	(17)	(17)	—%	(6)(7)(12)(27)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	6,122	6,051	6,122	0.9%	(6)(7)(12)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(16)	—	—%	(6)(7)(12)(27)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	04/22	12/29	6,577	6,509	6,433	0.9%	(6)(7)(12)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.7% Cash	04/22	12/29	—	(5)	(12)	—%	(6)(7)(12)(27)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash, 0.3% PIK	09/21	09/28	12,466	12,103	12,148	1.7%	(3)(6)(7)(10)(27)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	4,610	4,527	4,610	0.6%	(6)(7)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	57	52	57	—%	(6)(7)(12)(27)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	06/22	06/28	1,000	992	1,000	0.1%	(3)(6)(7)(12)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	725	709	720	0.1%	(6)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	318	312	313	—%	(6)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.4% Cash	03/22	03/28	1,670	1,866	1,416	0.2%	(3)(6)(7)(18)(27)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/32	983	964	965	0.1%	(6)(7)(12)(27)
Expert Institute Group Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/32	—	(5)	(5)	—%	(6)(7)(12)(27)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.4% Cash	07/22	07/29	1,093	937	1,093	0.2%	(3)(6)(7)(9)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	5,498	4,507	5,498	0.8%	(3)(6)(7)(9)(27)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/30	676	644	645	0.1%	(6)(7)(12)(27)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/30	—	(3)	(3)	—%	(6)(7)(12)(27)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.4% Cash	03/25	03/32	547	493	525	0.1%	(3)(6)(7)(15)(27)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	09/24	12/29	5,401	5,340	5,341	0.8%	(6)(7)(12)(27)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	09/24	12/29	263	255	256	—%	(6)(7)(12)(27)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	2,855	2,710	2,855	0.4%	(3)(6)(7)(9)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.2% Cash	08/22	08/29	1,833	1,626	1,742	0.2%	(3)(6)(7)(9)(27)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	10/22	10/29	5,859	4,846	5,772	0.8%	(3)(6)(7)(9)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	3,481	3,440	3,446	0.5%	(6)(7)(13)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	—	(4)	(4)	—%	(6)(7)(13)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	$10,652	$10,561	$10,619	1.5%	(6)(7)(12)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(15)	(6)	—%	(6)(7)(12)(27)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash	04/22	09/27	5,326	5,279	5,033	0.7%	(6)(7)(12)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/24	01/30	1,090	1,072	1,085	0.2%	(6)(7)(12)(27)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/24	01/30	—	(2)	—	—%	(6)(7)(12)(27)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	4,301	4,264	4,177	0.6%	(6)(7)(12)(27)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	4,167	4,079	4,101	0.6%	(6)(7)(12)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	317	303	305	—%	(6)(7)(12)(27)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	06/21	06/28	348	356	342	—%	(3)(6)(7)(9)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	06/21	06/28	533	526	525	0.1%	(3)(6)(7)(12)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	2,606	2,561	2,590	0.4%	(6)(7)(12)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(5)	(1)	—%	(6)(7)(12)(27)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	04/25	04/32	1,458	1,449	1,447	0.2%	(6)(7)(11)(27)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	04/25	04/32	—	(2)	(2)	—%	(6)(7)(11)(27)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	08/20	07/26	4,879	4,858	4,879	0.7%	(6)(7)(12)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	05/25	05/31	2,037	2,012	2,011	0.3%	(6)(7)(12)(27)
RKD Group, LLC	Revolver	SOFR +5.50%, 9.8% Cash	05/25	05/31	—	(2)	(2)	—%	(6)(7)(12)(27)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/29	11,291	11,090	11,115	1.6%	(6)(7)(13)(27)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/24	10/29	—	(29)	(25)	—%	(6)(7)(13)(27)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/22	08/28	6,475	6,400	6,475	0.9%	(6)(7)(12)
Royal Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	08/22	08/28	58	48	58	—%	(6)(7)(12)(27)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	8,924	8,806	8,831	1.2%	(6)(7)(11)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(13)	(11)	—%	(6)(7)(11)(27)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	09/24	09/31	955	894	937	0.1%	(3)(6)(7)(9)(27)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/23	03/28	6,817	6,675	6,800	1.0%	(6)(7)(11)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.3% Cash	03/23	03/28	—	(11)	(1)	—%	(6)(7)(11)(27)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.6% Cash, 3.8% PIK	12/21	12/28	1,805	1,790	1,542	0.2%	(6)(7)(12)
Scaled Agile, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/28	339	336	289	—%	(6)(7)(12)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	8,586	8,465	8,586	1.2%	(6)(7)(13)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(19)	—	—%	(6)(7)(13)(27)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	03/27	2,288	2,266	2,288	0.3%	(6)(7)(12)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	03/27	—	(1)	—	—%	(6)(7)(12)(27)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	10/21	04/27	4,640	4,613	4,582	0.6%	(3)(6)(7)(13)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,376	1,368	1,376	0.2%	(6)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	11/22	11/29	$1,859	$1,526	$1,802	0.3%	(3)(6)(7)(15)(27)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	06/24	07/30	819	807	775	0.1%	(3)(6)(7)(18)(27)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	3,195	3,011	3,195	0.4%	(3)(6)(7)(9)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(7)	—	—%	(3)(6)(7)(9)(27)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/23	07/29	4,573	4,470	4,524	0.6%	(6)(7)(11)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	07/23	07/29	102	94	98	—%	(6)(7)(11)(27)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	09/27	1,049	1,041	1,044	0.1%	(6)(7)(12)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/22	12/28	957	946	953	0.1%	(6)(7)(12)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/29	169	166	167	—%	(6)(7)(12)(27)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	12/22	12/28	—	(1)	(1)	—%	(6)(7)(12)(27)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	07/21	09/26	7,736	7,698	7,736	1.1%	(6)(7)(11)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	12/23	12/30	769	709	769	0.1%	(3)(6)(7)(9)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,681	1,491	1,681	0.2%	(3)(6)(7)(24)(27)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	11/24	11/31	7,024	6,917	7,024	1.0%	(6)(7)(12)(27)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	11/24	11/31	—	(14)	—	—%	(6)(7)(12)(27)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 2.4% PIK	09/20	09/27	857	866	836	0.1%	(3)(6)(7)(9)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.9% Cash, 2.4% PIK	02/21	09/27	377	377	368	0.1%	(3)(6)(7)(12)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/30	4,697	4,618	4,697	0.7%	(6)(7)(12)
World 50, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	03/24	03/30	—	(4)	—	—%	(6)(7)(12)(27)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/22	05/29	251	233	250	—%	(3)(6)(7)(10)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	05/22	05/29	8,561	7,726	8,527	1.2%	(3)(6)(7)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	3,137	2,812	3,033	0.4%	(3)(6)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.3% PIK	03/22	03/29	3,712	3,311	1,307	0.2%	(3)(6)(7)(16)(25)
Subtotal Services: Business (35.3%)*					258,762	249,548	251,068
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	04/25	04/31	1,092	1,076	1,075	0.2%	(6)(7)(12)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 9.7% Cash	04/25	04/31	—	(3)	(4)	—%	(6)(7)(12)(27)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	55	55	55	—%	(6)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% Cash	07/22	07/29	4,340	3,721	4,339	0.6%	(3)(6)(7)(10)(27)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	10/20	10/27	8,452	7,944	7,936	1.1%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	2,700	2,544	2,592	0.4%	(3)(6)(7)(10)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	2,260	2,217	2,202	0.3%	(6)(7)(12)(27)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	157	154	153	—%	(6)(7)(12)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	04/25	04/31	$4,916	$4,869	$4,867	0.7%	(6)(7)(12)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	04/25	04/31	—	(3)	(3)	—%	(6)(7)(12)(27)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	02/30	12,390	12,364	12,390	1.7%	(6)(7)(12)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.8% Cash	07/22	07/27	1,767	1,841	1,767	0.2%	(3)(6)(7)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.4% Cash	07/22	07/27	2,889	2,938	2,889	0.4%	(3)(6)(7)(20)(27)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.91%, 8.4% Cash	11/23	11/29	686	673	681	0.1%	(6)(7)(12)(27)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.8% Cash	11/23	11/29	—	(2)	(1)	—%	(6)(7)(12)(27)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.0% Cash	11/23	11/29	849	827	835	0.1%	(3)(6)(7)(18)(27)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	18,431	18,271	18,431	2.6%	(6)(7)(12)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% PIK	06/25	12/28	66	65	41	—%	(3)(6)(7)(9)(27)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% PIK	12/21	06/27	187	156	150	—%	(3)(6)(7)(10)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% PIK	03/24	12/28	205	176	165	—%	(3)(6)(7)(10)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	11,515	11,443	11,377	1.6%	(6)(7)(12)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	09/21	09/26	2,770	3,024	2,750	0.4%	(3)(6)(7)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.5% Cash	03/25	03/30	1,120	1,010	1,099	0.2%	(3)(6)(7)(10)
Subtotal Services: Consumer (10.6%)*					76,847	75,360	75,786
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	600	600	604	0.1%
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	435	435	456	0.1%
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,311	9,823	1.4%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	887	887	880	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	04/27	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	04/27	137	137	137	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	04/27	137	137	137	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	04/27	137	137	138	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	04/27	6,986	6,986	7,000	1.0%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	02/30	500	500	493	0.1%	(3)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,714	5,714	5,519	0.8%
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,264	1,264	1,224	0.2%	(6)
Subtotal Structured Product (3.7%)*					26,934	26,245	26,547
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.0% Cash	09/20	09/27	2,485	2,166	2,485	0.3%	(3)(6)(7)(14)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 9.3% Cash	08/22	08/29	1,552	1,578	1,551	0.2%	(3)(6)(7)(23)(27)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	12/21	07/29	$4,720	$4,772	$4,720	0.7%	(3)(6)(7)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.6% Cash	09/20	09/27	1,175	1,090	1,120	0.2%	(3)(6)(7)(15)
Subtotal Telecommunications (1.4%)*					9,932	9,606	9,876
Transportation: Cargo
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.7% Cash	11/21	11/29	7,605	7,520	7,194	1.0%	(6)(7)(11)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	6,042	5,989	6,042	0.8%	(6)(7)(11)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/21	11/27	—	(9)	—	—%	(6)(7)(11)(27)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/20	12/26	2,325	2,312	2,325	0.3%	(6)(7)(11)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	7,256	7,183	7,256	1.0%	(6)(7)(12)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/22	11/28	7,083	6,968	7,083	1.0%	(3)(6)(7)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	12/21	12/27	797	790	797	0.1%	(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	5,540	5,445	5,540	0.8%	(6)(7)(12)
ITI Intermodal, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/27	116	107	116	—%	(6)(7)(12)(27)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	5,484	5,363	5,505	0.8%	(6)(7)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	927	904	927	0.1%	(6)(7)(13)(27)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 1.00%, 5.3% Cash, 9.0% PIK	11/24	11/29	2,459	2,459	2,459	0.3%	(6)(7)(12)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 14.3% Cash	11/24	11/29	1,083	1,064	1,083	0.2%	(6)(7)(12)
Subtotal Transportation: Cargo (6.5%)*					46,717	46,095	46,327
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,405	3,171	3,354	0.5%	(6)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	6,674	6,578	6,674	0.9%	(6)(7)(11)
Spatial Business Systems LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(10)	—	—%	(6)(7)(11)(27)
Subtotal Utilities: Electric (1.4%)*					10,079	9,739	10,028
Subtotal Debt Investments (157.5%)*					1,155,204	1,124,374	1,121,779
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$—	—%	(6)(26)
Accurus Aerospace Corporation	LLC Units		04/25		12,206.3	12	—	—%	(6)(26)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	299	—%	(6)(26)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,117	0.2%	(6)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(26)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	48	—%	(6)(26)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	486	0.1%	(6)(26)
Subtotal Aerospace & Defense (0.3%)*						1,244	1,950
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	219	—%	(6)(26)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	507	0.1%	(6)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
SPATCO Energy Solutions, LLC	Common Stock		07/24		138,959	$139	$129	—%	(6)(26)
SVI International LLC	LLC Units		03/24		207,921	208	316	—%	(6)
Subtotal Automotive (0.2%)*						974	1,171
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		2,508.8	2,500	3,300	0.5%	(6)(26)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,656.1	1,666	2,469	0.3%	(6)(26)
Accelerant Holdings	Preferred Stock		12/24		1,060.8	1,960	2,136	0.3%	(6)(26)
Aegros Holdco 2 Ltd	Common Stock		05/25		425,396	6	6	—%	(3)(6)(26)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		2,777,264	2,777	2,777	0.4%	(3)(6)(26)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	1,886	3,205	0.5%	(3)(6)(26)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		17,838.8	3,063	3,127	0.4%	(6)
ICREDITWORKS LLC	Warrants		03/25		7,107.7	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	—	—%	(6)(26)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,286	0.3%	(3)(6)
Subtotal Banking, Finance, Insurance, & Real Estate (2.7%)*						14,458	19,306
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	934	0.1%	(6)(26)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	692	0.1%	(6)(26)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	220	220	—%	(6)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		39.6	54	54	—%	(6)
ZB Holdco LLC	LLC Units		02/22		76.3	60	112	—%	(6)(26)
Subtotal Beverage, Food, & Tobacco (0.3%)*						1,111	2,012
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		94	94	104	—%	(6)(26)
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	870	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	98	—%	(6)(26)
Rapid Buyer LLC	LLC Units		10/24		318	318	290	—%	(6)(26)
TAPCO Buyer LLC	LLC Units		11/24		50	50	60	—%	(6)(26)
Subtotal Capital Equipment (0.2%)*						1,020	1,422
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	115	—%	(6)(26)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(26)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	48	—%	(3)(6)(26)
Subtotal Chemicals, Plastics, & Rubber (—%)*						175	163
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	462	0.1%	(6)(26)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	112	—%	(6)(26)
Ocelot Holdco LLC	Common Stock		10/23		32.7	—	269	—%	(6)(26)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		42.7	387	535	0.1%	(6)
Subtotal Construction & Building (0.2%)*						888	1,378

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	$47	$—	—%	(6)(26)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(6)(26)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(6)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	190	—%	(6)(26)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	484	0.1%	(26)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	537	0.1%	(6)(26)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(6)(26)
Subtotal Consumer goods: Durable (0.2%)*						2,172	1,211
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	138	—%	(6)
Ice House America, L.L.C.	LLC Units		01/24		1,445.7	145	119	—%	(6)(26)
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	87	112	—%	(6)(26)
Subtotal Consumer goods: Non-durable (0.1%)*						367	369
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	366	0.1%	(6)
Five Star Holding LLC	LLC Units		05/22		504.5	504	394	0.1%	(6)(26)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	760
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	2,799	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	2,799
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	8,668	7,491	1.1%	(6)
Subtotal Environmental Industries (1.1%)*						8,668	7,491
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	1,355	0.2%	(3)(6)(26)
Amalfi Midco	Warrants		09/22		190,193	2	542	0.1%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(26)
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	122	135	—%	(6)(26)
Forest Buyer, LLC	Class B LLC Units		03/24		121.7	—	141	—%	(6)
GCDL LLC	Common Stock		08/24		243,243.24	243	326	—%	(6)(26)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(26)
HemaSource, Inc.	Common Stock		08/23		50,540	51	65	—%	(6)(26)
Kline Hill Partners LP	Common Stock		06/25		15,737	16	16	—%	(6)(26)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	209	—%	(3)(6)(26)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	209	—%	(6)(26)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		983.3	10	29	—%	(6)
SCP Medical Products, LLC.	LLC Units		06/25		196.6	27	27	—%	(6)(26)
Unosquare, LLC	LLC Units		06/25		61,940.5	62	62	—%	(6)(26)
VB Spine Intermediary II LLC	LLC Units		04/25		230,301	—	—	—%	(6)(26)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						1,890	3,116

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	$—	$—	—%	(3)(6)(26)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	32	17	—%	(3)(6)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	32	17	—%	(3)(6)
CH Buyer, LLC	LLC Units		05/25		685	69	69	—%	(6)(26)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	1,150	0.2%	(6)(26)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,029	3,254	0.5%	(6)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	29	—%	(6)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	126	—%	(6)(26)
NAW Buyer LLC	LLC Units		09/23		94,502	95	103	—%	(6)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	151	—%	(6)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	95	—%	(6)(26)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	152	—%	(6)(26)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	235	—%	(6)(26)
Subtotal High Tech Industries (0.8%)*						6,247	5,398
Media: Advertising, Printing & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	97	184	—%	(6)(26)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	48	—%	(6)(26)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(26)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(26)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	576	0.1%	(6)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						452	808
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	1,232	0.2%	(6)(26)
Subtotal Media: Broadcasting & Subscription (0.2%)*						409	1,232
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	650	0.1%	(6)(26)
Rock Labor LLC	LLC Units		09/23		132,475	709	601	0.1%	(6)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	186	—%	(6)(26)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	395	0.1%	(6)
Subtotal Media: Diversified & Production (0.3%)*						1,779	1,832
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	206	—%	(6)(26)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,893	0.3%	(6)(26)
Coyo Uprising GmbH	Class A Units		09/21		531	248	288	—%	(3)(6)(26)
Coyo Uprising GmbH	Class B Units		09/21		231	538	540	0.1%	(3)(6)(26)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	200	—%	(6)(26)
EFC International	Common Stock		03/23		145.5	205	247	—%	(6)(26)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	276	—%	(6)(26)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,017.9	107	476	0.1%	(6)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	151	—%	(6)
MB Purchaser, LLC	LLC Units		01/24		22	23	30	—%	(6)(26)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	263	—%	(6)(26)
NF Holdco, LLC	LLC Units		03/23		426,340	439	252	—%	(6)(26)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	76	—%	(6)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Qualified Industries, LLC	Preferred Stock		03/23		148	$144	$184	—%	(6)(26)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	38	—%	(6)(26)
SmartShift Group, Inc.	Common Stock		09/23		183	183	387	0.1%	(6)(26)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	42	—%	(6)(26)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	29	—%	(6)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	250	—%	(3)(6)(26)
Subtotal Services: Business (0.8%)*						3,891	5,828
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		156,501.2	157	157	—%	(6)
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,063	0.1%	(6)(26)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,745	—	—	—%	(3)(6)(26)
Subtotal Services: Consumer (0.2%)*						1,008	1,220
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	73	—%	(3)(6)(26)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	4	—%	(3)(6)(26)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,812	10,758	1.5%	(6)
Subtotal Telecommunications (1.5%)*						10,868	10,835
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		161.6	162	278	—%	(6)(26)
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	150	—%	(6)(26)
FragilePak LLC	Partnership Units		05/21		889.3	889	714	0.1%	(6)(26)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	487	0.1%	(6)(26)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,159	5,090	2,936	0.4%	(6)(26)
Subtotal Transportation: Cargo (0.6%)*						6,805	4,565
Subtotal Equity Investment (10.5%)*						68,006	74,866
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			670	771	0.1%	(6)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						670	771
Subtotal Royalty Rights (0.1%)*						670	771
Subtotal Non–Control / Non–Affiliate Investments (168.2%)*						1,193,050	1,197,416
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$2,464	$2,464	$2,464	0.3%	(6)(27)
Subtotal Aerospace & Defense (0.3%)*					2,464	2,464	2,464
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.9% Cash	07/21	02/29	4,851	4,822	4,851	0.7%	(6)(11)(27)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,235	2,246	0.3%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (1.0%)*					7,097	7,057	7,097

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% PIK	12/23	12/28	$3,265	$3,265	$3,129	0.4%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (0.4%)*					3,265	3,265	3,129
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.7% PIK	12/22	12/29	4,887	4,376	2,683	0.4%	(3)(6)(7)(10)(25) (27)
Subtotal Healthcare & Pharmaceuticals (0.4%*)					4,887	4,376	2,683
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,870	7,916	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,670	3,649	0.5%	(6)
Subtotal Hotel, Gaming, & Leisure (1.6%)*					12,141	11,540	11,565
Subtotal Debt Investments (3.8%)*					29,854	28,702	26,938
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		809,265.4	$811	$809	0.1%	(6)(26)
Subtotal Aerospace & Defense (0.1%)*						811	809
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,977	68,948	9.7%	(6)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 10.3% PIK	02/23		50,500	63,193	63,192	8.9%	(6)(12)(27)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	660	0.1%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (18.7%)*						109,170	132,800
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		497,228	4,871	2,978	0.4%	(6)(26)
Subtotal Chemicals, Plastics, & Rubber (0.4%)*						4,871	2,978
Healthcare & Pharmaceuticals
Biolam Group	Common Stock		05/25		851,507	—	—	—%	(3)(6)(26)
Biolam Group	Convertible Bonds		05/25		1,586,655	—	—	—%	(3)(6)(26)
Biolam Group	Ordinary Shares		05/25		15,191,001	—	—	—%	(3)(6)(26)
Biolam Group	Preferred Stock A		05/25		41,692	—	—	—%	(3)(6)(26)
Biolam Group	Preferred Stock A2		05/25		13,538	—	—	—%	(3)(6)(26)
Biolam Group	Preferred Stock B		05/25		1,529,216	—	—	—%	(3)(6)(26)
Biolam Group	Preferred Stock C		05/25		11,154	—	—	—%	(3)(6)(26)
Biolam Group	Preferred Stock O1		05/25		1,336,662	—	—	—%	(3)(6)(26)
Biolam Group	Preferred Stock O2		05/25		134,616	—	—	—%	(3)(6)(26)
Biolam Group	Warrants		05/25		2,600,000	—	—	—%	(3)(6)(26)
Subtotal Healthcare & Pharmaceuticals (—%*)						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,904	1.4%	(6)(26)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						8,248	9,904
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			14,646	16,836	2.4%	(3)(29)
Thompson Rivers LLC	6.6% Member Interest		06/20			8,305	2,290	0.3%	(26)(29)
Waccamaw River LLC	20% Member Interest		02/21			19,620	7,111	1.0%	(3)(29)
Subtotal Investment Funds & Vehicles (3.7%)*						42,571	26,237
Subtotal Equity Investments (24.3%)*						165,671	172,728
Subtotal Affiliate Investments (28.0%)*						194,373	199,666
Total Investments, June 30, 2025 (196.2%)*						$1,387,423	$1,397,082

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$26,580	A$40,704	BNP Paribas SA	09/30/25	$(223)
Foreign currency forward contract (CAD)	$1,397	C$1,901	HSBC Bank USA	09/29/25	(5)
Foreign currency forward contract (DKK)	$716	4,637kr.	HSBC Bank USA	09/30/25	(20)
Foreign currency forward contract (EUR)	$108,334	€94,156	BNP Paribas SA	09/30/25	(3,142)
Foreign currency forward contract (GBP)	$34,969	£25,870	BNP Paribas SA	09/30/25	(547)
Foreign currency forward contract (NZD)	$6,929	NZ$11,428	HSBC Bank USA	09/30/25	(52)
Foreign currency forward contract (NOK)	$2,378	24,029kr	HSBC Bank USA	09/30/25	(3)
Foreign currency forward contract (SEK)	$1,958	18,677kr	HSBC Bank USA	09/30/25	(22)
Foreign currency forward contract (CHF)	$2,326	1,887Fr.	HSBC Bank USA	09/30/25	(78)
Total Foreign Currency Forward Contracts, June 30, 2025					$(4,092)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2025 represented 196.2% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.3% of total investments at fair value as of June 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,494	$—	$—	$—	$342	$16,836	$—
		16,494	—	—	—	342	16,836	—

Biolam Group(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 8.7% PIK)(e)	—	2,140	—	—	543	2,683	31
	Common Stock (851,507 shares)	—	—	—	—	—	—	—
	Convertible Bonds (1,586,655 shares)	—	—	—	—	—	—	—
	Ordinary Shares (15,191,001 shares)	—	—	—	—	—	—	—
	Preferred Stock A (41,692 shares)	—	—	—	—	—	—	—
	Preferred Stock A2 (13,538 shares)	—	—	—	—	—	—	—
	Preferred Stock B (1,529,216 shares)	—	—	—	—	—	—	—
	Preferred Stock C (11,154 shares)	—	—	—	—	—	—	—
	Preferred Stock O1 (1,336,662 shares)	—	—	—	—	—	—	—
	Preferred Stock O2 (134,616 shares)	—	—	—	—	—	—	—
	Warrants (2,600,000 units)	—	—	—	—	—	—	—
		—	2,140	—	—	543	2,683	31

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 12.3% PIK)	2,566	700	—	—	(137)	3,129	188
	Common Stock (497,228 shares)	4,505	—	—	—	(1,527)	2,978	—
		7,071	700	—	—	(1,664)	6,107	188

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,885	25	—	—	6	7,916	355
	Subordinated Term Loan (8.0% Cash)	3,635	9	—	—	5	3,649	161
	LLC Units (1,759,051 units)	8,426	—	—	—	1,478	9,904	—
		19,946	34	—	—	1,489	21,469	516

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.9% Cash)	4,986	858	(988)	—	(5)	4,851	295
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	2	—	—	(2)	2,246	87
	LLC Units (44,197,541 units)	67,622	11	—	—	1,315	68,948	4,028
		74,854	871	(988)	—	1,308	76,045	4,410

Rocade Holdings LLC(d)	Preferred LP Units (50,500 units) (SOFR + 6.00%, 10.3% PIK)	60,085	3,116	—	—	(9)	63,192	3,116
	Common LP Units (15.4 units)	157	—	—	—	503	660	199
		60,242	3,116	—	—	494	63,852	3,315

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	$717	$1,747	$—	$—	$—	$2,464	$104
	LLC Units (809,265.4 units)	239	572	—	—	(2)	809	—
		956	2,319	—	—	(2)	3,273	104

Thompson Rivers LLC	6.6% Member Interest	2,979	—	(660)	—	(29)	2,290	—
		2,979	—	(660)	—	(29)	2,290	—

Waccamaw River LLC	20% Member Interest	10,730	—	(3,329)	—	(290)	7,111	541
		10,730	—	(3,329)	—	(290)	7,111	541

Total Affiliate Investments		$193,272	$9,180	$(4,977)	$—	$2,191	$199,666	$9,105
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
(e) Non-accrual investment.
(5)Some or all of the investment is or will be encumbered as security for the Company’s senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”).
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2025 was 1.93400%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2025 was 1.94400%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2025 was 2.04900%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2025 was 4.32229%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2025 was 4.29235%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2025 was 4.14656%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2025 was 4.22390%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2025 was 4.10460%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2025 was 3.99300%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2025 was 3.61250%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2025 was 3.60370%.
(19)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2025 was 2.75000%.
(20)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2025 was 3.30000%.
(21)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2025 was 0.17170%.
(22)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2025 was -0.03173%.
(23)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2025 was 4.31000%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2025 was 2.12700%.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	Revolver	SOFR + 5.50%, 10.0% Cash	10/22	10/28	$—	$(11)	$(11)	—%	(6)(7)(12)(27)
Subtotal Utilities: Electric (1.5%)*					10,455	10,052	10,299
Subtotal Debt Investment (157.3%)*					1,126,449	1,123,102	1,090,657
Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units/Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$—	—%	(6)(26)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	154	—%	(6)(26)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,012	0.1%	(6)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(26)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	23	—%	(6)(26)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		2,392.9	239	302	—%	(6)(26)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		265.9	27	387	0.1%	(6)(26)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	487	0.1%	(6)(26)
Subtotal Aerospace & Defense (0.3%)*						1,498	2,365
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	225	—%	(6)(26)
Randys Holdings, Inc.	Partnership Units		11/22		4,000	400	466	0.1%	(6)(26)
SPATCO Energy Solutions, LLC	Common Stock		07/24		137,115	137	140	—%	(6)(26)
SVI International LLC	LLC Units		03/24		207,921	208	277	—%	(6)
Subtotal Automotive (0.2%)*						972	1,108
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		2,508.8	2,500	3,173	0.5%	(6)(26)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,656.1	1,666	2,284	0.3%	(6)(26)
Accelerant Holdings	Preferred Stock		12/24		1,060.8	1,960	1,960	0.3%	(6)(26)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	1,886	2,583	0.4%	(3)(6)(26)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	528	0.1%	(6)(26)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	178	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(26)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	51	—%	(6)(26)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,334	0.3%	(3)(6)
Subtotal Banking, Finance, Insurance, & Real Estate (1.9%)*						8,612	13,091
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	695	0.1%	(6)(26)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	594	0.1%	(6)(26)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	200	199	—%	(6)(7)
ZB Holdco LLC	LLC Units		02/22		76.3	76	99	—%	(6)(26)
Subtotal Beverage, Food, & Tobacco (0.2%)*						1,053	1,587
Capital Equipment
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	615	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	158	—%	(6)(26)

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
For the three and six months ended June 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.0 million, respectively. As of June 30, 2025, the Base Management Fee of $0.5 million for the three months ended June 30, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $0.5 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2025, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.9 million and $5.5 million, respectively. For the three and six months ended June 30, 2024, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $3.3 million and $6.1 million, respectively. As of June 30, 2025, the Income-Based Fee of $2.9 million for the three months ended June 30, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Income-Based Fee of $2.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and six months ended June 30, 2025, the Company did not accrue any Capital Gains Fees. For the three months ended June 30, 2024, the Company reduced the Capital Gains Fees accrual by $0.4 million. For the six months ended June 30, 2024, the net Capital Gains Fees accrual was nil.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For both the three and six months ended June 30, 2025 and 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.4 million, respectively. As of June 30, 2025, the administrative expenses of $0.2 million incurred during the three months ended June 30, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets as of June 30, 2025 and December 31, 2024 are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2025:
Senior debt and 1st lien notes	$1,054,183	76%	$1,049,746	75%	147%
Subordinated debt and 2nd lien notes	72,655	5	72,428	5	10
Structured products	26,244	2	26,545	2	4
Equity shares	191,098	14	220,814	16	31
Equity warrants	2	—	542	—	—
Royalty rights	670	—	771	—	—
Investments in joint ventures	42,571	3	26,236	2	4
	$1,387,423	100%	$1,397,082	100%	196%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%	145%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6	11
Structured products	27,498	2	27,397	2	4
Equity shares	181,837	13	209,930	16	30
Equity warrants	2	—	1,217	—	—
Royalty rights	1,813	—	2,917	—	1
Investments in joint ventures	46,560	3	30,203	2	5
	$1,375,289	100%	$1,356,956	100%	196%
During the three months ended June 30, 2025, the Company made 19 new portfolio company investments totaling $44.0 million and made additional investments in existing portfolio companies totaling $20.9 million. During the six months ended June 30, 2025, the Company made 32 new portfolio company investments totaling $79.9 million and made additional investments in existing portfolio companies totaling $36.8 million.
During the three months ended June 30, 2024, the Company made nine new portfolio company investments totaling $23.4 million and made additional investments in existing portfolio companies totaling $11.4 million. During the six months ended June 30, 2024, the Company made 19 new portfolio company investments totaling $51.2 million and made additional investments in existing portfolio companies totaling $34.9 million.
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2025, the Company held a 10.0% partnership interest in Banff. As of June 30, 2025, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.8 million, respectively. As of December 31, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.5 million, respectively.
The total value of Banff’s investment portfolio was $117.0 million as of June 30, 2025, as compared to $116.9 million as of December 31, 2024. As of June 30, 2025, Banff’s investments had an aggregate cost of $122.5 million, as compared to $128.2 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Senior debt and 1st lien notes	$121,572	99%	$116,453	100%
Equity shares	972	1	560	—
	$122,544	100%	$117,013	100%
December 31, 2024:
Senior debt and 1st lien notes	$127,220	99%	$116,036	99%
Equity shares	972	1	825	1
	$128,192	100%	$116,861	100%
As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 8.9% and 9.6%, respectively.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Banff’s investments at fair value at June 30, 2025 and December 31, 2024 was as follows:

($ in thousands)	June 30, 2025		December 31, 2024
Aerospace & Defense	$9,856	8%	$9,884	8%
Banking, Finance, Insurance, & Real Estate	17,645	15	15,911	14
Beverage, Food, & Tobacco	8,727	7	7,694	6
Construction & Building	1,372	1	1,435	1
Consumer goods: Durable	1,817	2	1,784	1
Consumer goods: Non-durable	6,193	5	5,639	5
Containers, Packaging, & Glass	7,028	6	6,316	5
Healthcare & Pharmaceuticals	11,348	10	13,193	11
High Tech Industries	7,465	6	7,716	7
Media: Advertising, Printing, & Publishing	1,915	2	1,919	2
Media: Diversified & Production	2,483	2	4,201	4
Services: Business	19,247	17	20,606	18
Services: Consumer	12,786	11	11,477	10
Telecommunications	3,486	3	3,186	3
Transportation: Cargo	5,645	5	5,900	5
Total	$117,013	100%	$116,861	100%
The geographic composition of Banff’s investments at fair value at June 30, 2025 and December 31, 2024 was as follows:

($ in thousands)	June 30, 2025		December 31, 2024
Australia	$2,250	2%	$2,196	2%
Belgium	8,727	8	7,694	7
Canada	407	—	604	1
France	27,047	23	25,808	22
Germany	4,638	4	4,058	3
Hong Kong	6,277	5	6,248	5
Netherlands	10,065	9	8,924	8
New Zealand	—	—	2,410	2
Singapore	3,950	3	4,000	3
United Kingdom	19,971	17	18,337	16
USA	33,681	29	36,582	31
Total	$117,013	100%	$116,861	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both June 30, 2025 and December 31, 2024, the Company had sold $187.9 million of its investments to Banff. As of both June 30, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2025. As of June 30, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2025, Thompson Rivers declared $4.0 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.7 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2024, Thompson Rivers declared $7.5 million and $22.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2024, the Company recognized $0.5 million and $1.5 million, respectively, of the distributions as a return of capital.
As of June 30, 2025, Thompson Rivers had $146.6 million in Ginnie Mae early buyout loans and $12.9 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of June 30, 2025, Thompson Rivers had 927 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of June 30, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Federal Housing Administration (“FHA”) loans	$139,967	90%	$131,667	90%
Veterans Affairs (“VA”) loans	15,923	10	14,934	10
	$155,890	100%	$146,601	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $35.3 million and $43.5 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $92.4 million and $90.3 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	482,083	482,083

Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both June 30, 2025 and December 31, 2024, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2025. As of June 30, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the three and six months ended June 30, 2025, Waccamaw River declared $9.1 million and $19.4 million, respectively, in distributions, of which $0.2 million and $0.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $1.6 million and $3.3 million, respectively, of the distributions as a return of capital. For both the three and six months ended June 30, 2024, Waccamaw River declared $14.9 million in distributions, of which $2.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2024, the Company recognized $0.3 million of the distributions as a return of capital.
As of June 30, 2025, Waccamaw River had $43.5 million in unsecured consumer loans and $3.0 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of June 30, 2025, Waccamaw River had 5,823 outstanding loans with an average loan size of $7,474, remaining average life to maturity of 33.4 months and weighted average yield of 12.4%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of June 30, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	139,020	139,020

Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)    Includes $85.6 million of total contributed capital by related parties as of both June 30, 2025 and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of June 30, 2025 and December 31, 2024, $4.9 million and $5.0 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of June 30, 2025 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2025 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$874,236	Yield Analysis	Market Yield	5.3% – 27.0%	10.2%	Decrease
	34,263	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.0x	7.9x	Increase
	110,134	Recent Transaction	Transaction Price	96.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes	48,046	Yield Analysis	Market Yield	8.0% – 21.1%	13.0%	Decrease
	15,326	Market Approach	Adjusted EBITDA Multiple	0.8x – 28.5x	17.8x	Increase
	9,056	Recent Transaction	Transaction Price	96.0% – 100.0%	97.1%	Increase
Equity shares(1)	24,629	Yield Analysis	Market Yield	11.3% – 28.3%	16.1%	Decrease
	175,810	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	18.0x	Increase
	870	Market Approach	Revenue Multiple	5.5x – 9.0x	5.7x	Increase
	9,904	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	3,205	Net Asset Approach	Liabilities	$(115,370.3)	$(115,370.3)	Decrease
	3,112	Recent Transaction	Transaction Price	$0.00 – $135.00	$4.32	Increase
Equity warrants	542	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.4x	11.4x	Increase
Royalty rights	771	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $2,800, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $8,771, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the six months ended June 30, 2025, two senior debt and first lien note positions with an aggregate fair value of $16.5 million transitioned from a yield analysis to a market approach valuation model. The change in approach was driven by considerations given to the financial performance of each portfolio company.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$31,113	$1,018,633	$1,049,746
Subordinated debt and 2nd lien notes	—	—	72,428	72,428
Structured products	—	17,774	8,771	26,545
Equity shares	—	484	220,330	220,814
Equity warrants	—	—	542	542
Royalty rights	—	—	771	771
Investments subject to leveling	$—	$49,371	$1,321,475	$1,370,846
Investments in joint ventures (1)				26,236
				$1,397,082

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$40,535	$967,257	$1,007,792
Subordinated debt and 2nd lien notes	—	—	77,500	77,500
Structured products	—	11,906	15,491	27,397
Equity shares	—	358	209,572	209,930
Equity warrants	—	—	1,217	1,217
Royalty rights	—	—	2,917	2,917
Investments subject to leveling	$—	$52,799	$1,273,954	$1,326,753
Investment in joint ventures (1)				30,203
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
New investments	97,111	10,195	—	7,035	—	—	114,341
Transfers out of Level 3 (1)	—	(6,523)	(6,121)	(2,906)	—	—	(15,550)
Proceeds from sales of investments / return of capital	(3,823)	—	—	(2,947)	—	(2,376)	(9,146)
Loan origination fees received	(1,672)	(306)	—	—	—	—	(1,978)
Principal repayments received	(65,218)	(10,417)	(907)	—	—	—	(76,542)
Payment-in-kind interest /dividends	1,787	1,175	—	4,472	—	—	7,434
Accretion of loan premium / discount	100	—	—	—	—	—	100
Accretion of deferred loan origination revenue	2,636	286	—	—	—	—	2,922
Realized gain (loss)	(2,431)	(138)	—	2,069	—	1,233	733
Unrealized appreciation (depreciation)	22,886	656	308	3,035	(675)	(1,003)	25,207
Fair value, end of period	$1,018,633	$72,428	$8,771	$220,330	$542	$771	$1,321,475

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$—	$1,254,451
New investments	57,380	16,852	—	3,096	—	1,936	79,264
Investment restructuring	(13,015)	—	—	—	—	—	(13,015)
Transfers into (out of) Level 3, net (1)	—	—	—	37	—	—	37
Proceeds from sales of investments / return of capital	(2,098)	—	—	—	—	—	(2,098)
Loan origination fees received	(879)	(296)	—	—	—	—	(1,175)
Principal repayments received	(67,838)	(14,317)	(886)	—	—	—	(83,041)
Payment-in-kind interest /dividends	759	1,423	—	4,272	—	—	6,454
Accretion of loan premium / discount	136	55	—	—	—	—	191
Accretion of deferred loan origination revenue	2,638	286	—	—	—	—	2,924
Realized gain (loss)	(3,973)	—	—	—	—	—	(3,973)
Unrealized appreciation (depreciation)	(4,169)	70	1,860	(843)	115	—	(2,967)
Fair value, end of period	$918,020	$100,924	$15,889	$199,125	$1,158	$1,936	$1,237,052

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the six months ended June 30, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $24.5 million during the six months ended June 30, 2025 was related to portfolio company investments that were still held by the Company as of June 30, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $7.0 million during the six months ended June 30, 2024 was related to portfolio company investments that were still held by the Company as of June 30, 2024.
During the six months ended June 30, 2025, the Company made investments of approximately $94.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2025, the Company made investments of $22.4 million in portfolio companies to which it was previously committed to provide such financing.
During the six months ended June 30, 2024, the Company made investments of approximately $53.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2024, the Company made investments of $32.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2025 and December 31, 2024, the Company had six portfolio companies and five portfolio companies, respectively, with investments that were on non-accrual.
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
PIK interest and dividend income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PIK interest income	$2,535	$2,119	$4,077	$3,612
PIK interest income as a % of investment income	6.9%	5.2%	5.7%	4.6%
PIK dividend income	$2,236	$2,247	$4,406	$4,435
PIK dividend income as % of investment income	6.1%	5.5%	6.2%	5.7%
Total PIK income	$4,771	$4,366	$8,483	$8,047
Total PIK income as a % of investment income	13.1%	10.6%	11.9%	10.3%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both June 30, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,092	$1,035	$2,134	$2,031
Management, valuation and other fees	223	204	442	433
Royalty income	74	37	151	37
Total Recurring Fee and Other Income	1,389	1,276	2,727	2,501
Non-Recurring Fee and Other Income:
Prepayment fees	23	105	84	105
Acceleration of unamortized loan origination fees	497	594	790	890
Advisory, loan amendment and other fees	453	115	541	190
Total Non-Recurring Fee and Other Income	973	814	1,415	1,185
Total Fee and Other Income	$2,362	$2,090	$4,142	$3,686
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
Concentration of Credit Risk
As of June 30, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2025 and December 31, 2024, the Company’s largest single portfolio company investment represented approximately 5.4% and 5.5%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2025, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of June 30, 2025 the Company held 11 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 60 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 27 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 12 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 64 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 23 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2025 and June 30, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2025, the Company recorded net expenses of $0.4 million and $0.8 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, for U.S. federal excise tax.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2021-2023), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2025 and December 31, 2024 was approximately $1,389.6 million and $1,391.8 million, respectively. As of June 30, 2025, net unrealized appreciation on the Company’s investments (tax basis) was approximately $0.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $72.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $71.7 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $11.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $62.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $73.7 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $1.9 million and $1.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Credit Facility:
January 15, 2021	June 30, 2028	6.162%	$623,227	$650,124
Total Credit Facility			$623,227	$650,124
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(82)	(107)
Total Notes			$99,918	$99,893

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Combined weighted average interest rate(1)	6.090%	7.120%	6.110%	7.129%
Combined weighted average debt outstanding	$732,999	$727,954	$719,817	$735,458
(1)Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 199.0% as of June 30, 2025.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of June 30, 2025, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2025, the Company had U.S. dollar borrowings of $525.5 million under the ING Credit Facility with an interest rate of 6.412% (with Term SOFR borrowings subject to one month SOFR of 4.312%), borrowings denominated in British pounds sterling of £27.2 million ($37.3 million U.S. dollars) with an interest rate of 6.245% (one month SONIA of 4.213%) and borrowings denominated in Euros of €51.5 million ($60.5 million U.S. dollars) with an interest rate of 3.938% (one month EURIBOR of 1.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the ING Credit Facility was $623.2 million and $650.1 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2025, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2025 and December 31, 2024, the fair values of the February 2027 Notes were $97.0 million and $95.5 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$26,580	A$40,704	09/30/25	$(223)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,397	C$1,901	09/29/25	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$716	4,637kr.	09/30/25	(20)	Derivative liabilities
Foreign currency forward contract (EUR)	$108,334	€94,156	09/30/25	(3,142)	Derivative liabilities
Foreign currency forward contract (GBP)	$34,969	£25,870	09/30/25	(547)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,929	NZ$11,428	09/30/25	(52)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,378	24,029kr	09/30/25	(3)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,958	18,677kr	09/30/25	(22)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,326	1,887Fr.	09/30/25	(78)	Derivative liabilities
Total				$(4,092)

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,181	$24,943	01/08/25	$(715)	Derivative liabilities
Foreign currency forward contract (AUD)	A$1,000	$627	04/07/25	(9)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,827	A$39,181	01/08/25	2,600	Derivative assets
Foreign currency forward contract (AUD)	$25,436	A$39,950	04/07/25	728	Derivative assets

Foreign currency forward contract (CAD)	C$4,698	$3,322	01/08/25	(60)	Derivative liabilities
Foreign currency forward contract (CAD)	C$3,000	$2,100	04/07/25	(10)	Derivative liabilities
Foreign currency forward contract (CAD)	$3,487	C$4,698	01/08/25	225	Derivative assets
Foreign currency forward contract (CAD)	$47	C$67	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$3,362	C$4,738	04/07/25	60	Derivative assets

Foreign currency forward contract (DKK)	4,319kr.	$608	01/08/25	(9)	Derivative liabilities
Foreign currency forward contract (DKK)	$13	87kr.	01/08/25	—	Derivative assets
Foreign currency forward contract (DKK)	$635	4,232kr.	01/08/25	47	Derivative assets
Foreign currency forward contract (DKK)	$616	4,349kr.	04/07/25	9	Derivative assets

Foreign currency forward contract (EUR)	€5,830	$6,158	01/08/25	(123)	Derivative liabilities
Foreign currency forward contract (EUR)	€105,535	$110,836	01/08/25	(1,580)	Derivative liabilities
Foreign currency forward contract (EUR)	$121,765	€109,064	01/08/25	8,855	Derivative assets
Foreign currency forward contract (EUR)	$2,440	€2,300	01/08/25	59	Derivative assets
Foreign currency forward contract (EUR)	$107,673	€102,113	04/07/25	1,524	Derivative assets

Foreign currency forward contract (GBP)	£21,287	$27,118	01/08/25	(468)	Derivative liabilities
Foreign currency forward contract (GBP)	$28,351	£21,287	01/08/25	1,701	Derivative assets
Foreign currency forward contract (GBP)	$26,184	£20,560	04/07/25	462	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,993	$6,361	01/08/25	(211)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	01/08/25	721	Derivative assets
Foreign currency forward contract (NZD)	$135	NZ$229	01/08/25	7	Derivative assets
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	04/07/25	211	Derivative assets

Foreign currency forward contract (NOK)	22,748kr	$2,037	01/08/25	(37)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,171	22,748kr	01/08/25	171	Derivative assets
Foreign currency forward contract (NOK)	$2,069	23,109kr	04/07/25	38	Derivative assets

Foreign currency forward contract (SEK)	17,579kr	$1,601	01/08/25	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$33	352kr	01/08/25	1	Derivative assets
Foreign currency forward contract (SEK)	$1,700	17,228kr	01/08/25	143	Derivative assets
Foreign currency forward contract (SEK)	$1,621	17,705kr	04/07/25	13	Derivative assets

Foreign currency forward contract (CHF)	1,814Fr.	$2,057	01/08/25	(56)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,160	1,814Fr.	01/08/25	160	Derivative assets
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	04/07/25	56	Derivative assets
Total				$14,500
As of June 30, 2025 and December 31, 2024, the total fair value of the Company’s foreign currency forward contracts was $(4.1) million and $14.5 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of both June 30, 2025 and December 31, 2024, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both June 30, 2025 and December 31, 2024, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$614	$—
Accelevation LLC	Revolver	363	—
Accurus Aerospace Corporation(2)	Revolver	392	184
AD Bidco, Inc.	Delayed Draw Term Loan	130	1,174
AD Bidco, Inc.	Revolver	434	434
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	489	489
AirX Climate Solutions, Inc.(2)	Revolver	163	163
Aldinger Company	Term Loan	1,437	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	49	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp, LLC(2)	Revolver	352	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	653
Arc Education(3)	Delayed Draw Term Loan	1,130	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	196	179
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC	Revolver	658	658
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	144
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	943	891
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	429
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	295	295
Basin Innovation Group, LLC	Revolver	255	255
Biolam Group(2)(3)	Delayed Draw Term Loan	1,069	943
BKF Buyer, Inc.	Revolver	1,253	1,253
Brightpay Limited(3)	Delayed Draw Term Loan	—	118
BrightSign LLC(2)	Revolver	274	131
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	419	—
CAi Software, LLC	Revolver	354	354
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,387	1,987
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	54	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	50	314
Cascade Residential Services LLC(2)	Revolver	8	—
CCFF Buyer, LLC	Delayed Draw Term Loan	811	811
CCFF Buyer, LLC	Revolver	608	608

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	55	—
Comply365, LLC(2)	Revolver	556	556
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	555	490
CSL DualCom(4)	Capex / Acquisition Facility	—	184
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	511	—
DecksDirect, LLC(2)	Revolver	360	34
DISA Holdings Corp.	Revolver	229	286
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,515	—
Discovery Buyer, L.P.	Revolver	625	—
Dune Group(3)	Delayed Draw Term Loan	—	660
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	6,379	6,244
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	195	195
EMI Porta Holdco LLC(2)	Revolver	1,220	966
eShipping, LLC	Revolver	1,122	1,122
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.	Delayed Draw Term Loan	985	—
Expert Institute Group Inc.	Revolver	530	—
Express Wash Acquisition Company, LLC(2)	Revolver	289	77
EZ SMBO Bidco(3)	Delayed Draw Term Loan	391	—
Faraday(3)	Delayed Draw Term Loan	—	928
Finaxy Holding(3)	Delayed Draw Term Loan	1,033	1,064
Footco 40 Limited(4)	Delayed Draw Term Loan	563	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1
Fortis Payment Systems, LLC	Revolver	—	2
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	1,734	1,734
GB Eagle Buyer, Inc.	Revolver	1,086	1,737
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	9	155
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	1,256	1,256
Graphpad Software, LLC	Revolver	523	523
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	21	145
Haystack Holdings LLC	Delayed Draw Term Loan	1,699	—
Haystack Holdings LLC	Revolver	412	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	174	164
HEKA Invest(3)	Delayed Draw Term Loan	611	539
HemaSource, Inc.	Revolver	902	902
HomeX Services Group LLC	Delayed Draw Term Loan	170	260
HomeX Services Group LLC	Revolver	135	135
HS Advisory Buyer LLC	Delayed Draw Term Loan	1,623	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
HS Advisory Buyer LLC	Revolver	200	—
HSL Compliance(4)	Delayed Draw Term Loan	514	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	682	682
Hydratech Holdings, Inc.	Delayed Draw Term Loan	96	1,029
Hydratech Holdings, Inc.	Revolver	455	551
Ice House America, L.L.C.(2)	Revolver	32	128
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628	582
InvoCare Limited(5)	Delayed Draw Term Loan	116	110
ISTO Technologies II, LLC	Revolver	238	238
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	234	216
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Kline Hill Partners LP	Delayed Draw Term Loan	748	—
Kline Hill Partners LP	Revolver	299	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	183	719
LeadsOnline, LLC	Revolver	1,952	1,952
Lockmasters Security Intermediate, Inc.(2)	Delayed Draw Term Loan	411	—
Lockmasters Security Intermediate, Inc.(2)	Revolver	159	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	66	—
MB Purchaser, LLC	Delayed Draw Term Loan	33	258
MB Purchaser, LLC	Revolver	103	103
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	290	290
Media Recovery, Inc. (SpotSee)	Revolver	267	434
Media Recovery, Inc. (SpotSee)(4)	Revolver	554	506
Megawatt Acquisitionco, Inc.(2)	Revolver	246	238
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	388	346
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	398	375
Momentum Textiles, LLC	Revolver	280	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	604	552
MSI Express Inc.	Delayed Draw Term Loan	375	—
MSI Express Inc.	Revolver	495	—
Narda Acquisitionco., Inc.	Revolver	—	684
NAW Buyer LLC	Delayed Draw Term Loan	1,477	1,477
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC(2)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(2)	Revolver	73	73
NF Holdco, LLC(2)	Revolver	420	552
Northstar Recycling, LLC	Delayed Draw Term Loan	859	859
Northstar Recycling, LLC	Revolver	705	706
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	449
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	323	685

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
OSP Hamilton Purchaser, LLC	Revolver	126	189
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	171	—
Owl Intermediate Holdings, LLC(2)	Revolver	439	—
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	262
Polara Enterprises, L.L.C.	Revolver	360	273
Premium Invest(3)	Capex / Acquisition Facility	455	401
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	312	623
Process Insights Acquisition, Inc.(2)	Revolver	292	69
ProfitOptics, LLC(2)	Revolver	123	97
Pro-Vision Solutions Holdings, LLC	Revolver	1,816	2,063
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	110	801
Randys Holdings, Inc.	Delayed Draw Term Loan	1,267	2,327
Randys Holdings, Inc.	Revolver	539	924
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC(2)	Revolver	881	881
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	648	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	394	—
RKD Group, LLC(2)	Delayed Draw Term Loan	274	—
RKD Group, LLC(2)	Revolver	189	—
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC	Revolver	1,940	1,940
Royal Buyer, LLC	Revolver	816	874
RPX Corporation	Revolver	1,008	1,008
Saab Purchaser, Inc.	Delayed Draw Term Loan	1,915	1,915
Saab Purchaser, Inc.	Revolver	745	958
Sanoptis S.A.R.L.(3)	Term Loan	2,784	2,456
Sansidor BV(3)	Capex / Acquisition Facility	121	396
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP Medical Products, LLC.	Revolver	213	—
Screenvision, LLC(2)	Revolver	613	—
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	156
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	1,322	3,033
Smartling, Inc.	Revolver	588	588
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	718	878
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	679	727
SPATCO Energy Solutions, LLC(2)	Revolver	594	594
Spatial Business Systems LLC	Revolver	703	703
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	195	803

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Superjet Buyer, LLC(2)	Revolver	1,460	1,460
SVI International LLC	Delayed Draw Term Loan	17	74
SVI International LLC	Revolver	35	74
Swoop Intermediate III, Inc.(2)	Delayed Draw Term Loan	909	—
Swoop Intermediate III, Inc.(2)	Revolver	303	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	92
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,239	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	1,603	1,603
TAPCO Buyer LLC	Revolver	583	583
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	166	233
Techone B.V.(3)	Revolver	167	147
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	1,494	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039	796
THG Acquisition, LLC	Delayed Draw Term Loan	788	814
THG Acquisition, LLC	Revolver	496	496
Trintech, Inc.	Revolver	255	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	186	211
TSYL Corporate Buyer, Inc.	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	113	234
UHY Advisors, Inc.	Delayed Draw Term Loan	6,206	6,623
UHY Advisors, Inc.	Revolver	1,753	1,753
Union Bidco Limited(4)	Capex / Acquisition Facility	6	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	726	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC	Delayed Draw Term Loan	666	—
Unosquare, LLC	Revolver	323	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	487	599
Whitcraft Holdings, Inc.	Revolver	767	446
White Bidco Limited	Delayed Draw Term Loan	257	257
Woodland Foods, LLC(2)	Line of Credit	843	550
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp(2)	Revolver	932	932
ZB Holdco LLC(2)	Revolver	228	169
Total unused commitments to extend financing		$131,279	$123,644
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2025	June 30, 2024
Per share data:
Net asset value at beginning of period	$22.57	$22.27
Net investment income (1)	1.25	1.43
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	0.07	(0.06)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.08)	0.21
Total increase from investment operations (1)	1.24	1.58
Dividends paid to stockholders from net investment income	(1.28)	(1.28)
Net asset value at end of period	$22.53	$22.57
Shares outstanding at end of period	31,611,409	30,073,972
Net assets at end of period	$712,060	$678,784
Average net assets	$705,913	$667,978
Ratio of total expenses to average net assets (annualized) (2)	9.13%	10.77%
Ratio of net investment income to average net assets (annualized) (2)	11.03%	12.68%
Portfolio turnover ratio (annualized)	8.17%	6.31%
Total return (3)	5.56%	7.21%
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
9. SUBSEQUENT EVENTS
On August 7, 2025, the Board declared a quarterly dividend of $0.64 per share payable on September 10, 2025 to holders of record as of August 27, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.6% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.5% and 10.0% as of June 30, 2025 and December 31, 2024, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $363.4 billion Global Fixed Income Platform (as of June 30, 2025) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 54 investment professionals (as of June 30, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,397.1 million as of June 30, 2025, as compared to $1,357.0 million as of December 31, 2024. As of June 30, 2025, we had investments in 286 portfolio companies with an aggregate cost of $1,387.4 million. As of December 31, 2024, we had investments in 273 portfolio companies with an aggregate cost of $1,375.3 million. As of both June 30, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Senior debt and 1st lien notes	$1,054,183	76%	$1,049,746	75%
Subordinated debt and 2nd lien notes	72,655	5	72,428	5
Structured products	26,244	2	26,545	2
Equity shares	191,098	14	220,814	16
Equity warrants	2	—	542	—
Royalty rights	670	—	771	—
Investments in joint ventures	42,571	3	26,236	2
	$1,387,423	100%	$1,397,082	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6
Structured products	27,498	2	27,397	2
Equity shares	181,837	13	209,930	16
Equity warrants	2	—	1,217	—
Royalty rights	1,813	—	2,917	—
Investments in joint ventures	46,560	3	30,203	2
	$1,375,289	100%	$1,356,956	100%
Investment Activity
During the six months ended June 30, 2025, we made 32 new portfolio company investments totaling $79.9 million and made additional investments in existing portfolio companies totaling $36.8 million. We had 17 loans repaid totaling $60.3 million and recognized a net realized loss on these transactions of $0.1 million. We also received $38.9 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $2.7 million. We received $4.1 million of return of capital from our joint ventures and royalty rights investments. We also received proceeds of $2.3 million related to the exit of one of our royalty rights investments and recognized a realized gain on such exit of $1.2 million. Also, investments in two portfolio companies were restructured, which resulted in a net realized loss of $2.3 million. Lastly, we received proceeds related to the sale of equity investments totaling $6.5 million and recognized a net realized gain on such sales totaling $4.2 million.

During the six months ended June 30, 2024, we made 19 new investments totaling $51.2 million and made investments in existing portfolio companies totaling $34.9 million. We had 14 loans repaid totaling $69.8 million and received $26.4 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.4 million. We received $1.8 million of return of capital from our joint venture investments. In addition, one of our debt investments was restructured, which resulted in a loss of $4.5 million. Lastly, we received proceeds related to the sale of equity investments totaling $17.7 million and recognized a net realized gain on such sales totaling $4.7 million.
Total portfolio investment activity for the six months ended June 30, 2025 and 2024 was as follows:

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956
New investments	99,468	10,195	—	7,035	—	—	—	116,698
Proceeds from sales of investments / return of capital	(11,584)	—	—	(6,481)	—	(2,376)	(3,990)	(24,431)
Loan origination fees received	(1,672)	(306)	—	—	—	—	—	(1,978)
Principal repayments received	(70,489)	(15,917)	(1,262)	—	—	—	—	(87,668)
Payment-in-kind interest /dividends	1,787	(654)	—	4,472	—	—	—	5,605
Accretion of loan premium /discount	564	97	8	—	—	—	—	669
Accretion of deferred loan origination revenue	2,638	286	—	—	—	—	—	2,924
Realized gain (loss)	(5,018)	(138)	—	4,237	—	1,233	—	314
Unrealized appreciation (depreciation)	26,260	1,365	402	1,621	(675)	(1,003)	23	27,993
Fair value, end of period	$1,049,746	$72,428	$26,545	$220,814	$542	$771	$26,236	$1,397,082

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$—	$37,212	$1,349,121
New investments	64,171	16,851	—	3,096	—	1,936	—	86,054
Investment restructuring	(13,015)	—	—	12,984	31	—	—	—
Proceeds from sales of investments /return of capital	(2,097)	—	—	(17,625)	(118)	—	(1,816)	(21,656)
Loan origination fees received	(879)	(296)	—	—	—	—	—	(1,175)
Principal repayments received	(68,184)	(24,670)	(1,241)	—	—	—		(94,095)
Payment-in-kind interest / dividends	1,092	1,423	—	4,272	—	—	—	6,787
Accretion of loan premium / discount	191	118	7	—	—	—	—	316
Accretion of deferred loan origination revenue	2,636	285	—	—	—	—	—	2,921
Realized gain (loss)	(3,973)	—	—	4,467	87	—	—	581
Unrealized appreciation (depreciation)	(5,360)	319	2,806	(322)	115	—	(1,885)	(4,327)
Fair value, end of period	$959,740	$100,924	$27,745	$199,513	$1,158	$1,936	$33,511	$1,324,527

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

The following table shows the classification of our investments by risk rating as of June 30, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$149,382	11%	$125,396	9%
Category 2	951,269	69	868,363	65
Category 3	194,253	14	220,436	16
Category 4	54,840	4	115,663	9
Category 5	30,502	2	10,604	1
Total	$1,380,246	100%	$1,340,462	100%

(1)Excludes 10% member interest in Banff Partners LP.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $7.2 million, which comprised 0.5% of the total fair value our portfolio, and the aggregate cost of which was $16.7 million, which comprised 1.2% of the total cost of our portfolio. As of December 31, 2024, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.0 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.8 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2025 is provided below.
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of June 30, 2025, the cost of our debt investments in Acogroup was $3.1 million and the fair value of such investments was $1.4 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Biolam was $4.4 million and the fair value of such investment was $2.7 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.2 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of June 30, 2025, the cost of our debt investments in Eurofins was $3.6 million and the fair value of such investment was $1.5 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.1 million.
Zeppelin Bidco Limited
During the quarter ended March 31, 2025, we placed our debt investment in Zeppelin Bidco Limited, or Zeppelin, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Zeppelin for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Zeppelin was $3.3 million and the fair value of such investment was $1.3 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of June 30, 2025, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $4.7 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$36,476	$41,092	$71,163	$78,331
Total operating expenses	15,952	17,628	31,428	35,704
Net investment income before taxes	20,524	23,464	39,735	42,627
Income taxes, including excise tax expense	407	126	806	276
Net investment income after taxes	20,117	23,338	38,929	42,351
Net realized gains (losses)	(7,059)	8,461	1,751	(2,039)
Net unrealized appreciation (depreciation)	3,422	(13,346)	(2,356)	6,181
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(3,637)	(4,885)	(605)	4,142
Net increase in net assets resulting from operations	$16,480	$18,453	$38,324	$46,493
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$26,648	$29,843	$53,546	$60,029
Dividend income	4,920	7,030	9,381	10,981
Fee and other income	2,362	2,090	4,142	3,686
Payment-in-kind interest income	2,535	2,119	4,077	3,612
Interest income from cash	11	10	17	23
Total investment income	$36,476	$41,092	$71,163	$78,331
The change in total investment income for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily due to a decrease in the weighted average yield on the portfolio and decreased dividends from joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.6% as of June 30, 2025, as compared to 11.0% as of June 30, 2024. For the three and six months ended June 30, 2025, dividends from portfolio companies and joint venture investments were $4.9 million and $9.4 million, respectively, as compared to $7.0 million and $11.0 million for the three and six months ended June 30, 2024, respectively.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses:
Interest and other financing fees	$11,745	$13,259	$23,070	$26,800
Base management fee	528	514	1,052	1,033
Incentive management fees	2,931	2,891	5,502	6,089
Other general and administrative expenses	748	964	1,804	1,782
Total operating expenses	$15,952	$17,628	$31,428	$35,704
Interest and Other Financing Fees
Interest and other financing fees during both the three and six months ended June 30, 2025 and 2024 were attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The decrease in interest and other financing fees for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, was primarily attributable to a lower weighted average interest rate on the ING Credit Facility. The weighted average interest rate on the ING Credit Facility for both the three and six months ended June 30, 2025 was 6.3%, as compared to 7.5% for both the three and six months ended June 30, 2024. The decrease in interest and other financing fees for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, was also related to lower weighted average debt outstanding. The weighted average debt outstanding for the six months June 30, 2025 was $719.8 million and $735.5 million for the six months ended June 30, 2024.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreement and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three months ended June 30, 2025 and 2024, the amount of Base Management Fees incurred was $0.5 million. For the six months ended June 30, 2025 and 2024, the amount of Base Management Fees incurred was $1.1 million and $1.0 million, respectively.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2025, the amount of Income-Based Fees incurred was $2.9 million and $5.5 million, respectively, as compared to $2.9 million and $6.1 million for the three and six months ended June 30, 2024, respectively. The decrease in the Income-Based Fees for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, relates predominantly to the incentive fee cap and increased net capital losses as of June 30, 2025, for the trailing 12 quarters.
For the three and six months ended June 30, 2025, we did not accrue any Capital Gains Fees. For the three months ended June 30, 2024, we reduced the Capital Gains Fees accrual by $0.4 million. For the six months ended June 30, 2024, the net Capital Gains Fees accrual was nil. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both the three and six months ended June 30, 2025 and June 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.4 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$3,456	$4,448	$314	$581
Benefit from (provision for) taxes	(36)	—	(36)	—
Net realized gains (losses) on investments	3,420	4,448	278	581
Foreign currency transactions	1,520	685	2,054	593
Forward currency contracts	(11,999)	3,328	(581)	(3,213)
Net realized gains (losses)	$(7,059)	$8,461	$1,751	$(2,039)
During the three months ended June 30, 2025, we recognized net realized losses totaling $7.1 million, which consisted primarily of a net loss on our forward currency contracts of $12.0 million, partially offset by a net gain on our investment portfolio of $3.5 million and a net gain on foreign currency transactions of $1.5 million. The net gain on our investment portfolio predominantly related to a $4.2 million gain on the exit of three equity investments and a $1.2 million gain on the exit of one of our royalty rights investments, partially offset by a $2.5 million loss on the restructuring of one investment which was primarily reclassified from net unrealized appreciation during the three months ended June 30, 2025. During the six months ended June 30, 2025 we recognized net realized gains totaling $1.8 million, which consisted of a net gain on foreign currency transactions of $2.1 million and a net gain on our investment portfolio of $0.3 million, partially offset by a net loss on our forward currency contracts of $0.6 million. The net gain on our investment portfolio predominantly related to a $4.2 million gain on the exit of three equity investments and a $1.2 million gain on the exit of one of our royalty rights investments, partially offset by a $2.5 million loss on the restructuring of one investment and a $2.6 million loss on the sale of one investment, which were primarily reclassified from net unrealized appreciation during the six months ended June 30, 2025.
During the three months ended June 30, 2024, we recognized net realized gains totaling $8.5 million, which consisted primarily of a net gain on our investment portfolio of $4.4 million, a net gain on our forward currency contracts of $3.3 million and a net gain on foreign currency transactions of $0.7 million. The net gain on our investment portfolio predominantly related to the sale of one investment. During the six months ended June 30, 2024, we recognized net realized losses totaling $2.0 million, which consisted primarily of a net loss on our forward currency contracts of $3.2 million, partially offset by a net gain on our portfolio of $0.6 million and a net gain on foreign currency transactions of $0.6 million. The net gain on our investment portfolio predominantly related to the sale of one investment, partially offset by a loss on the restructuring of one investment which was primarily reclassified from unrealized depreciation during the six months ended June 30, 2024.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$10,858	$(5,686)	$25,257	$68
Affiliate investments	1,823	(4,863)	2,191	(4,392)
Net unrealized appreciation (depreciation) on investments	12,681	(10,549)	27,448	(4,324)
Foreign currency transactions	(7,757)	(199)	(11,212)	1,462
Forward currency contracts	(1,502)	(2,598)	(18,592)	9,043
Net unrealized appreciation (depreciation)	$3,422	$(13,346)	$(2,356)	$6,181
During the three months ended June 30, 2025, we recorded net unrealized appreciation totaling $3.4 million, consisting of net unrealized appreciation on our current portfolio of $14.0 million, partially offset by net unrealized depreciation related to foreign currency transactions of $7.8 million, net unrealized depreciation related to forward currency contracts of $1.5 million, and net unrealized depreciation reclassification adjustments of $1.3 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $14.0 million was driven primarily by the impact of foreign currency exchange rates on investments of $18.9 million , partially offset by the credit or fundamental performance of investments of $4.7 million and broad market moves for investments of $0.2 million.
During the six months ended June 30, 2025, we recorded net unrealized depreciation totaling $2.4 million, consisting of net unrealized depreciation related to forward currency contracts of $18.6 million, net unrealized depreciation related to foreign currency transactions of $11.2 million and deferred taxes of $0.5 million, partially offset by net unrealized appreciation on our current portfolio of $25.7 million and net unrealized appreciation reclassification adjustments of $2.3 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $25.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $27.5 million and broad market moves for investments of $4.1 million, partially offset by the credit or fundamental performance of investments of $5.9 million.
During the three months ended June 30, 2024, we recorded net unrealized depreciation totaling $13.3 million, consisting of net unrealized depreciation on our current portfolio of $9.7 million, net unrealized depreciation related to forward currency contracts of $2.6 million, net unrealized depreciation reclassification adjustments of $0.8 million related to the net realized gains on the sales / repayments of certain investments and net unrealized depreciation related to foreign currency transactions of $0.2 million. The net unrealized depreciation on our current portfolio of $9.7 million was driven primarily by the credit or fundamental performance of investments of $6.4 million, broad market moves for investments of $2.8 million and the impact of foreign currency exchange rates on investments of $0.5 million.
During the six months ended June 30, 2024, we recorded net unrealized appreciation totaling $6.2 million, consisting of net unrealized appreciation related to forward currency contracts of $9.0 million, net unrealized appreciation reclassification adjustments of $4.1 million related to the net realized losses on the sales / repayments and restructures of certain investments and net unrealized appreciation related to foreign currency transactions of $1.5 million, partially offset by net unrealized depreciation on our current portfolio of $8.5 million. The net unrealized depreciation on our current portfolio of $8.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $6.7 million and the credit or fundamental performance of investments of $6.3 million, partially offset by broad market moves for investments of $4.5 million.
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

On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 199.0% as of June 30, 2025.
Cash Flows
For the six months ended June 30, 2025, we experienced a net decrease in cash in the amount of $27.1 million. During that period, our operating activities provided $30.3 million in cash, with proceeds from sales or repayments of portfolio investments totaling $110.2 million and other cash collections from investments exceeding purchases of portfolio investments of $111.9 million. In addition, our financing activities used $57.4 million of cash, consisting of net repayments of $37.5 million under the ING Credit Facility and dividends paid in the amount of $19.8 million. As of June 30, 2025, we had $26.7 million of cash on hand, including foreign currencies.
For the six months ended June 30, 2024, we experienced a net decrease in cash in the amount of $0.7 million. During that period, our operating activities provided $67.7 million in cash, with proceeds from sales or repayments of portfolio investments totaling $115.3 million and other cash collections from investments exceeding purchases of portfolio investments of $82.0 million. In addition, our financing activities used $68.3 million of cash, consisting of repayments of $48.6 million under the ING Credit Facility and dividends paid in the amount of $19.7 million. As of June 30, 2024, we had $35.6 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of June 30, 2025, we were in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2025, we had U.S. dollar borrowings of $525.5 million under the ING Credit Facility with an interest rate of 6.412% (with Term SOFR borrowings subject to one month SOFR of 4.312%), borrowings denominated in British pounds sterling of £27.2 million ($37.3 million U.S. dollars) with an interest rate of 6.245% (one month SONIA of 4.213%) and borrowings denominated in Euros of €51.5 million ($60.5 million U.S. dollars) with an interest rate of 3.938% (one month EURIBOR of 1.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2025, the total fair value of the borrowings outstanding under the ING Credit Facility was $623.2 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2025, we were in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2025, the fair value of the outstanding February 2027 Notes was $97.0 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to June 30, 2025, we made approximately $15.4 million of new commitments, of which $10.5 million closed and funded. The $10.5 million of investments consists of $9.1 million of first lien senior secured debt investments, $1.3 million of subordinated debt investments and $0.1 million of equity investments. The weighted average yield of the debt investments was 9.5%. In addition, we funded $5.1 million of previously committed revolvers and delayed draw term loans.
On August 7, 2025, the Board declared a quarterly dividend of $0.64 per share payable on September 10, 2025 to holders of record as of August 27, 2025.
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
As of both June 30, 2025 and December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 196% of our total net assets.
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
Fee and other income for the six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,092	$1,035	$2,134	$2,031
Management, valuation and other fees	223	204	442	433
Royalty income	74	37	151	37
Total Recurring Fee and Other Income	1,389	1,276	2,727	2,501
Non-Recurring Fee and Other Income:
Prepayment fees	23	105	84	105
Acceleration of unamortized loan origination fees	497	594	790	890
Advisory, loan amendment and other fees	453	115	541	190
Total Non-Recurring Fee and Other Income	973	814	1,415	1,185
Total Fee and Other Income	$2,362	$2,090	$4,142	$3,686
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
PIK interest and dividend income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PIK interest income	$2,535	$2,119	$4,077	$3,612
PIK interest income as a % of investment income	6.9%	5.2%	5.7%	4.6%
PIK dividend income	$2,236	$2,247	$4,406	$4,435
PIK dividend income as % of investment income	6.1%	5.5%	6.2%	5.7%
Total PIK income	$4,771	$4,366	$8,483	$8,047
Total PIK income as a % of investment income	13.1%	10.6%	11.9%	10.3%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$614	$—
Accelevation LLC	Revolver	363	—
Accurus Aerospace Corporation(2)	Revolver	392	184
AD Bidco, Inc.	Delayed Draw Term Loan	130	1,174
AD Bidco, Inc.	Revolver	434	434
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	489	489
AirX Climate Solutions, Inc.(2)	Revolver	163	163
Aldinger Company	Term Loan	1,437	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	49	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp, LLC(2)	Revolver	352	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	653
Arc Education(3)	Delayed Draw Term Loan	1,130	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	196	179
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC	Revolver	658	658
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	144
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	943	891
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	429
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	295	295
Basin Innovation Group, LLC	Revolver	255	255
Biolam Group(2)(3)	Delayed Draw Term Loan	1,069	943
BKF Buyer, Inc.	Revolver	1,253	1,253
Brightpay Limited(3)	Delayed Draw Term Loan	—	118
BrightSign LLC(2)	Revolver	274	131
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	419	—
CAi Software, LLC	Revolver	354	354
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,387	1,987
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	54	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	50	314
Cascade Residential Services LLC(2)	Revolver	8	—
CCFF Buyer, LLC	Delayed Draw Term Loan	811	811

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
CCFF Buyer, LLC	Revolver	608	608
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	55	—
Comply365, LLC(2)	Revolver	556	556
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	555	490
CSL DualCom(4)	Capex / Acquisition Facility	—	184
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	511	—
DecksDirect, LLC(2)	Revolver	360	34
DISA Holdings Corp.	Revolver	229	286
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,515	—
Discovery Buyer, L.P.	Revolver	625	—
Dune Group(3)	Delayed Draw Term Loan	—	660
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	6,379	6,244
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	195	195
EMI Porta Holdco LLC(2)	Revolver	1,220	966
eShipping, LLC	Revolver	1,122	1,122
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.	Delayed Draw Term Loan	985	—
Expert Institute Group Inc.	Revolver	530	—
Express Wash Acquisition Company, LLC(2)	Revolver	289	77
EZ SMBO Bidco(3)	Delayed Draw Term Loan	391	—
Faraday(3)	Delayed Draw Term Loan	—	928
Finaxy Holding(3)	Delayed Draw Term Loan	1,033	1,064
Footco 40 Limited(4)	Delayed Draw Term Loan	563	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1
Fortis Payment Systems, LLC	Revolver	—	2
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	1,734	1,734
GB Eagle Buyer, Inc.	Revolver	1,086	1,737
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	9	155
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	1,256	1,256
Graphpad Software, LLC	Revolver	523	523
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	21	145
Haystack Holdings LLC	Delayed Draw Term Loan	1,699	—
Haystack Holdings LLC	Revolver	412	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	174	164
HEKA Invest(3)	Delayed Draw Term Loan	611	539
HemaSource, Inc.	Revolver	902	902
HomeX Services Group LLC	Delayed Draw Term Loan	170	260
HomeX Services Group LLC	Revolver	135	135

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
HS Advisory Buyer LLC	Delayed Draw Term Loan	1,623	—
HS Advisory Buyer LLC	Revolver	200	—
HSL Compliance(4)	Delayed Draw Term Loan	514	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	682	682
Hydratech Holdings, Inc.	Delayed Draw Term Loan	96	1,029
Hydratech Holdings, Inc.	Revolver	455	551
Ice House America, L.L.C.(2)	Revolver	32	128
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628	582
InvoCare Limited(5)	Delayed Draw Term Loan	116	110
ISTO Technologies II, LLC	Revolver	238	238
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	234	216
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Kline Hill Partners LP	Delayed Draw Term Loan	748	—
Kline Hill Partners LP	Revolver	299	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	183	719
LeadsOnline, LLC	Revolver	1,952	1,952
Lockmasters Security Intermediate, Inc.(2)	Delayed Draw Term Loan	411	—
Lockmasters Security Intermediate, Inc.(2)	Revolver	159	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	66	—
MB Purchaser, LLC	Delayed Draw Term Loan	33	258
MB Purchaser, LLC	Revolver	103	103
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	290	290
Media Recovery, Inc. (SpotSee)	Revolver	267	434
Media Recovery, Inc. (SpotSee)(4)	Revolver	554	506
Megawatt Acquisitionco, Inc.(2)	Revolver	246	238
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	388	346
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	398	375
Momentum Textiles, LLC	Revolver	280	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	604	552
MSI Express Inc.	Delayed Draw Term Loan	375	—
MSI Express Inc.	Revolver	495	—
Narda Acquisitionco., Inc.	Revolver	—	684
NAW Buyer LLC	Delayed Draw Term Loan	1,477	1,477
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC(2)	Delayed Draw Term Loan	189	189
Next Holdco, LLC(2)	Revolver	73	73
NF Holdco, LLC(2)	Revolver	420	552
Northstar Recycling, LLC	Delayed Draw Term Loan	859	859
Northstar Recycling, LLC	Revolver	705	706
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	449
OA Buyer, Inc.	Revolver	—	1,331

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
OAC Holdings I Corp	Revolver	323	685
OSP Hamilton Purchaser, LLC	Revolver	126	189
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	171	—
Owl Intermediate Holdings, LLC(2)	Revolver	439	—
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	262
Polara Enterprises, L.L.C.	Revolver	360	273
Premium Invest(3)	Capex / Acquisition Facility	455	401
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	312	623
Process Insights Acquisition, Inc.(2)	Revolver	292	69
ProfitOptics, LLC(2)	Revolver	123	97
Pro-Vision Solutions Holdings, LLC	Revolver	1,816	2,063
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	110	801
Randys Holdings, Inc.	Delayed Draw Term Loan	1,267	2,327
Randys Holdings, Inc.	Revolver	539	924
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC(2)	Revolver	881	881
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	648	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	394	—
RKD Group, LLC(2)	Delayed Draw Term Loan	274	—
RKD Group, LLC(2)	Revolver	189	—
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC	Revolver	1,940	1,940
Royal Buyer, LLC	Revolver	816	874
RPX Corporation	Revolver	1,008	1,008
Saab Purchaser, Inc.	Delayed Draw Term Loan	1,915	1,915
Saab Purchaser, Inc.	Revolver	745	958
Sanoptis S.A.R.L.(3)	Term Loan	2,784	2,456
Sansidor BV(3)	Capex / Acquisition Facility	121	396
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP Medical Products, LLC.	Revolver	213	—
Screenvision, LLC(2)	Revolver	613	—
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	156
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	1,322	3,033
Smartling, Inc.	Revolver	588	588
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	718	878
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	679	727
SPATCO Energy Solutions, LLC(2)	Revolver	594	594
Spatial Business Systems LLC	Revolver	703	703

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	195	803
Superjet Buyer, LLC(2)	Revolver	1,460	1,460
SVI International LLC	Delayed Draw Term Loan	17	74
SVI International LLC	Revolver	35	74
Swoop Intermediate III, Inc.(2)	Delayed Draw Term Loan	909	—
Swoop Intermediate III, Inc.(2)	Revolver	303	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	92
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,239	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	1,603	1,603
TAPCO Buyer LLC	Revolver	583	583
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	166	233
Techone B.V.(3)	Revolver	167	147
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	1,494	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039	796
THG Acquisition, LLC	Delayed Draw Term Loan	788	814
THG Acquisition, LLC	Revolver	496	496
Trintech, Inc.	Revolver	255	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	186	211
TSYL Corporate Buyer, Inc.	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	113	234
UHY Advisors, Inc.	Delayed Draw Term Loan	6,206	6,623
UHY Advisors, Inc.	Revolver	1,753	1,753
Union Bidco Limited(4)	Capex / Acquisition Facility	6	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	726	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC	Delayed Draw Term Loan	666	—
Unosquare, LLC	Revolver	323	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	487	599
Whitcraft Holdings, Inc.	Revolver	767	446
White Bidco Limited	Delayed Draw Term Loan	257	257
WWEC Holdings III Corp(2)	Revolver	932	932
Woodland Foods, LLC(2)	Line of Credit	843	550
World 50, Inc.	Revolver	243	243
ZB Holdco LLC(2)	Revolver	228	169
Total unused commitments to extend financing		$131,279	$123,644
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2025, we were not a party to any interest rate hedging arrangements.
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
As of June 30, 2025, approximately $1,092.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2025, approximately $623.2 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.2% of our total borrowings as of June 30, 2025) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.

Based on our June 30, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$32,787	$18,697	$14,090
Up 200 basis points	21,858	12,465	9,393
Up 100 basis points	10,929	6,232	4,697
Down 25 basis points	(2,732)	(1,558)	(1,174)
Down 50 basis points	(5,464)	(3,116)	(2,348)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of June 30, 2025, we had U.S. dollar borrowings of $525.5 million outstanding under the ING Credit Facility with an interest rate of 6.412% (with Term SOFR borrowings subject to one month SOFR of 4.312%), borrowings denominated in British pounds sterling of £27.2 million ($37.3 million U.S. dollars) with an interest rate of 6.245% (one month SONIA of 4.213%) and borrowings denominated in Euros of €51.5 million ($60.5 million U.S. dollars) with an interest rate of 3.938% (one month EURIBOR of 1.938%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	August 7, 2025	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)