Form 10-K
period 2025-12-31
Barings Capital Investment Corp
filed 2026-02-19
CIK 1811972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2025, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 19, 2026 was 32,539,522.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
Auditor ID: 185        Auditor Name: KPMG LLP    Auditor Location: New York, New York

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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

PART I
Item 1.  Business.
Overview of Our Business
Barings Capital Investment Corporation (the “Company,” “we,” “us,” or “our”) was formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced investment operations and made our first portfolio company investment. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected for federal income tax purposes to be treated and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On July 13, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to subscription agreements with investors (each, a “Subscription Agreement”) and have held additional private placement closings thereafter. See “The Private Offering” below for more information. The Company has accepted $568.7 million in aggregate capital commitments from investors. As of December 31, 2025, all commitments have been fully funded.
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
We are a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g. private asset-backed securities), syndicated loan opportunities and/or high-yield investments. Barings’ SEC co-investment exemptive relief under Sections 17(d) and 57(i) of the 1940 Act and Rule 17d-1 thereunder (as amended, the “Co-Investment Exemptive Relief”), permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to implement its senior secured private debt investment strategy for us.
Our primary investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. We source investments within our primary investment strategy primarily from the Barings Global Private Finance and Capital Solutions investment teams (“Barings GPF”). The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. Barings believes such investments can be considered defensive in the context of a broader portfolio construction. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high-yield investments. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. As a BDC, at least 70% of our assets must be “qualifying assets” (measured at the time of investment), which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and such BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, we will be permitted to and may invest up to 30% of our total assets opportunistically in “non-qualifying assets.” See “Item 1. Business — Regulation as a Business Development Company.” These opportunistic investments in non-qualifying assets may include but may not be limited to assets from the following asset classes: European Direct Lending, Structured Credit, Private Asset-Back Securities, High-Yield Investments, Special Situations, Real Estate Debt and/or Mortgage Securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), the Portfolio Managers (as defined below) manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $384.5 billion (as of December 31, 2025) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF also advises private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPF are investment teams focused on illiquid investments and are principally segmented based on the jurisdictions in which the investment teams are located. Barings GPF provides a full set of solutions to middle market issuers in their respective geographies, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The Barings GPF investment team averages over 18 years of industry experience at the Managing Director and Director level. Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Managers & Investment Committees
Bryan High, Thomas McDonnell, Matthew Freund and Daniel Verwholt serve as our portfolio managers (the “Portfolio Managers”) and are jointly and primarily responsible for the day-to-day management of our investment portfolio. The Portfolio Managers are supported by Barings’ investment teams and investment committees that originate, structure and underwrite opportunities that are consistent with our investment strategy. The primary investment committees that support the Portfolio Managers within our investment strategy are below, and certain Portfolio Managers may serve on one of more of the committees below:
•Barings Global Private Finance Investment Committees
•Barings Capital Solutions Investment Committee
•Barings U.S. High Yield Investment Committee
Our investments are underwritten by the relevant investment team and subject to approval by the relevant Barings investment committee. Generally, a majority of the votes cast at a meeting at which a majority of the members of an investment committee are present is required to approve investments in new issuers. Barings believes that the individual and shared experience of the senior team members on its investment committees and its Portfolio Managers provides an appropriate balance of shared investment philosophy and difference of background and opinion. Once approved by the applicable Barings investment committee, the Portfolio Managers determine whether and in what amount we will invest in such investment subject to the Barings allocation policies in effect at such time and applicable to such investment.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPF’s Origination and Portfolio Management Resources. As of December 31, 2025 Barings GPF has over 120 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPF has worked diligently over decades to build strategic relationships with private equity firms globally. Based on Barings GPF’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, Barings believes it has a reputation as a reliable partner. Barings also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to it.

These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) of $15.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings believes that Barings GPF’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPF offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
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
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high yield investments. Our special situation investments are generally comprised of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.

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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPF. Barings applies a consistent process to review and underwrite opportunities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
Origination
Barings GPF’s typical origination process for investments in middle-market companies is summarized as follows:
Investment Pre-Screen
The investment pre-screen process typically begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor, owner(s) or prospective equity investor. The investment team focuses on a prospective investment’s fundamentals, sponsor/investment source and proposed investment structure. This review may be followed by a discussion between the investment originator and other members of the relevant investment team to identify investment opportunities that should be declined following an initial review. If the transaction proceeds, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is typically discussed internally with other senior members of the investment team.

Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment team to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the relevant investment committee. A majority of the votes cast at a meeting at which a majority of the members of the relevant investment committee are present is required to approve all investments in new middle-market portfolio companies.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters are typically reviewed by Barings GPF’s internal legal team or outside counsel. Commitment letters typically include customary conditions as well as any conditions specified by the relevant investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the relevant investment committee as a condition to approval, commitment letters need not include final approval as a condition precedent.
Documentation
Once an investment opportunity has been approved, negotiation of definitive legal documents occurs, usually simultaneously with completion of any third-party confirmatory due diligence. Typically, legal documentation will be reviewed by Barings GPF’s internal legal team or by outside legal counsel to ensure that our security interest can be perfected and that all other terms of the definitive loan documents are consistent with the terms approved by the relevant investment committee.
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings’ investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we seek to foster continuous interaction between investment teams and the relevant investment committee. This frequent communication encourages the early escalation of issues to members of the relevant investment committee to leverage their experience and expertise well in advance of potentially adverse events.
•Ongoing Monitoring. Each portfolio company is assigned to a member of the investment team who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and the relevant investment committee.
•Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List”, or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the relevant investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. For middle-market loans, we invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPF). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee (the “Valuation Designee”) to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by its pricing committee.
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
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Valuation of Investments” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
Valuation of Investments in Banff Partners LP, Thompson Rivers LLC and Waccamaw River LLC
As Banff Partners LP (“Banff”), Thompson Rivers LLC (“Thompson Rivers”) and Waccamaw River LLC (“Waccamaw”) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the net asset value (“NAV”) of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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

Brokerage Allocation and Other Practices
We paid nil, $0.1 million and nil in brokerage commissions in connection with the acquisition and/or disposal of our investments during the fiscal years ended December 31, 2025, 2024 and 2023, respectively. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to “opt-out” and receive such distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested (net of applicable withholding tax) in additional shares of our common stock, rather than receiving the cash dividends.
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
• “Floating Rate” means the Replacement Rate. In the event that the Floating Rate is a negative value, then the Floating Rate shall be zero. Beginning with the quarter ended June 30, 2023, the Floating Rate means the Replacement Rate following the occurrence of a Floating Rate Transition Event and its related Floating Rate Replacement Date.

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
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with Barings’ valuation policy. Changes in these values are reported through our Consolidated Statements of Operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2023, 2024 and 2025 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in our Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in our Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.

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
On January 15, 2026, Barings received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “2026 Co-Investment Order”). The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability,” included in this Annual Report on Form 10-K.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. The 2026 Co-Investment Order permits us and Barings’ affiliated private funds and 1940 Act-regulated funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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
•pursuant to Rule 13a-14 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
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
Investments in below investment grade instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to qualify for and maintain treatment as a RIC for U.S. federal income tax purposes and to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.
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
Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Tax conventions between certain countries and the U.S. may reduce or eliminate such taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
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
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the Internal Revenue Service, or IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committees and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any Portfolio Manager, investment committee member or other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
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
Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Valuation Designee conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
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
Our executive officers, Portfolio Managers and the members of Barings’ investment committees, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibility for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
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
As of February 19, 2026, MassMutual owns approximately 22.8% of our outstanding common stock. Barings, a wholly-owned indirect subsidiary of MassMutual, may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as MassMutual may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings, its relevant investment committee members, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ investment committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On January 15, 2026, Barings received a new order for co-investment exemptive relief from the SEC staff, which permits certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief.
Among other things, under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; and (g) OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. An increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to Barings. Rising interest rates on floating rate loans we make to portfolio companies could also drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds may increase because we expect that the interest rates on certain of amounts we borrow will be floating. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2025 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2025, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025(1)	(24.1)%	(14.5)%	(4.8)%	4.8%	14.4%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2025(2)	(40.8)%	(25.7)%	(10.6)%	4.5%	19.5%
(1) Assumes $1,404.0 million in total assets, $662.7 million in debt outstanding, $729.1 million in net assets and an average cost of funds of 5.317%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025. The assumed amount of debt outstanding for this example includes $562.3 million under our senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”) as of December 31, 2025, $100.0 million under our senior unsecured notes due February 22, 2027 (the “February 2027 Notes”) and assumed additional borrowings of $0.4 million to settle our payable from unsettled transactions as of December 31, 2025.
(2) Assumes $2,201.0 million in total assets, $1,459.3 million in debt outstanding and $729.1 million in net assets as of December 31, 2025, and an average cost of funds of 5.317%, which was the weighted average borrowing cost of our borrowings at December 31, 2025.
Based on our total outstanding indebtedness of $662.3 million as of December 31, 2025, assumed additional borrowings of $0.4 million to settle our payable from unsettled transactions as of December 31, 2025 and an average cost of funds of 5.317%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025, our investment portfolio must experience an annual return of at least 2.51% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,459.3 million calculated assuming a 150% asset coverage ratio as of December 31, 2025 and an average cost of funds of 5.317%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025, our investment portfolio must experience an annual return of at least 3.53% to cover annual interest payments on our outstanding indebtedness.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Under Rule 18f-4 under the 1940 Act, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, provided such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
For any taxable year that we are not so treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), which status is acquired as a result of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.
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
Recent technological advances in AI pose risks to us, the Adviser, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
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
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Risks Relating to Our Investments
Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Our portfolio consists primarily of senior secured private, middle-market debt and equity investments. Investing in private and middle-market companies involves a number of significant risks. Among other things, these companies:
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

The Valuation Designee conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Although the majority of our investments are currently U.S. dollar-denominated and are expected to be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks if we engage in hedging transactions.
We have entered into hedging transactions and may continue to do so in the future, which may expose us to risks associated with such transactions. We have utilized and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
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
Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board (or its valuation designee pursuant to Rule 2a-5 under the 1940 Act). Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although we may invest in select companies that, in the view of the Adviser, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that we may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
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
Securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements, and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many investments may not be widely traded and that our investment in such securities may be substantial relative to the market for such securities. As a result, we may experience delays and incur losses and other costs in connection with the sale of investments.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, we may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the Adviser in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate its position in the issuer or increase the likelihood of the Company being involved in litigation.
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
The net asset value of our shares of common stock may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our shares of common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•inability to obtain certain exemptive relief from the SEC;
•loss of RIC tax treatment;
•changes in earnings or variations in operating results;

•changes in the value of our portfolio of investments;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•conversion features of subscription rights, warrants or convertible debt;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;
•departure of Barings’ or any of its affiliates’ key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.
General Risk Factors
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

Geopolitical conflicts, and resulting market volatility, could also adversely affect our business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.
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
Our business faces increasing public scrutiny related to corporate social responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and the consideration of corporate social responsibility factors in our investment processes. Adverse incidents with respect to such corporate social responsibility activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, different stakeholder groups have divergent views on corporate social responsibility matters, which increases the risk that any action or lack thereof with respect to corporate social responsibility matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage corporate social responsibility-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.
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
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to environmental, social and corporate governance could adversely affect our business.
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
Although we and our Adviser assess our banking relationships and those of our portfolio companies’ banking relationships as we believe necessary or appropriate, our access and that of our portfolio companies to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company. The Adviser also actively monitors and governs its use of artificial intelligence, or AI, through an AI Policy, guiding principles, systems controls and AI governance committee comprising representatives from key departments. The Adviser maintains compliance with global AI standards such as the EU Artificial Intelligence Act and ISO 42001.
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
Management’s Role in Cybersecurity Risk Management
The Company’s management and the CISO of the Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has over 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems.
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

Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters is currently located at 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
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
Holders
As of February 19, 2026, there were 475 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Ordinary income	$2.56	100%	$2.56	100%
Total reported on IRS Form 1099-DIV	$2.56	100%	$2.56	100%
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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirements, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
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
We have a DRIP that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to “opt-out” and receive such distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our DRIP will have their cash dividends automatically reinvested (net of applicable withholding tax) in additional shares of our common stock, rather than receiving the cash dividends.

Sales of Unregistered Securities
We did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2025.
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
Overview of Our Business
We were formed on February 20, 2020 as a Maryland limited liability company and converted to a Maryland corporation on April 28, 2020. On July 13, 2020, we commenced investment operations and made our first portfolio company investment. We are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an investment advisory agreement (“Advisory Agreement”) and an administration agreement (“Administration Agreement”).
Our primary investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses on this market segment. We source investments within our primary investment strategy primarily from Barings GPF. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. Barings believes such investments can be considered defensive in the context of a broader portfolio construction. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high-yield investments. Syndicated senior secured loans are either (i) marketed by investment banks, which are mandated to bring lenders together and underwrite the deal, to institutional investors or (ii) bought and sold by institutional investors in individually negotiated private transactions that function in many respects like an over-the-counter secondary market. On the other hand, senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We currently intend to invest primarily in senior secured private debt investments that have terms of between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or an applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum.
As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.2% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.1% and 10.0% as of December 31, 2025 and December 31, 2024, respectively.
Portfolio Composition
The total value of our investment portfolio was $1,337.0 million as of December 31, 2025, as compared to $1,357.0 million as of December 31, 2024. As of December 31, 2025 we had investments in 302 portfolio companies with an aggregate cost of $1,335.1 million. As of December 31, 2024, we had investments in 273 portfolio companies with an aggregate cost of $1,375.3 million. As of both December 31, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6
Structured products	19,208	1	19,666	1
Equity shares	191,329	14	220,229	16
Equity warrants	2	—	583	—
Royalty rights	646	—	743	—
Investments in joint ventures	39,529	3	22,548	2
	$1,335,077	100%	$1,336,960	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6
Structured products	27,498	2	27,397	2
Equity shares	181,837	13	209,930	16
Equity warrants	2	—	1,217	—
Royalty rights	1,813	—	2,917	—
Investments in joint ventures	46,560	3	30,203	2
	$1,375,289	100%	$1,356,956	100%
Investment Activity
During the year ended December 31, 2025, we made 68 new portfolio company investments totaling $138.1 million, made additional investments in existing portfolio companies totaling $59.4 million and made a $1.4 million debt investment alongside other related party affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 34 loans repaid totaling $136.8 million and recognized a net realized gain on these transactions of $0.4 million. We also received $95.6 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $2.6 million. We received $7.1 million of return of capital from our joint ventures and royalty rights investments. We also received proceeds of $2.3 million related to the exit of one of our royalty rights investments and recognized a realized gain on such exit of $1.2 million. Also, investments in four portfolio companies were restructured, which resulted in a net realized loss of $6.6 million. Lastly, we received proceeds related to the sale of equity investments totaling $14.8 million and recognized a net realized gain on such sales totaling $8.2 million.
During the year ended December 31, 2024, we made 45 new portfolio company investments totaling $155.4 million and made investments in existing portfolio companies totaling $110.6 million. We had 27 loans repaid totaling $154.9 million and received $78.1 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $13.2 thousand. We received $4.7 million of return of capital from our joint venture and royalty rights investments. In addition, two of our debt investments were restructured, which resulted in a net realized loss of $8.8 million. Lastly, we received proceeds related to the sale of equity investments totaling $20.0 million and recognized a net realized gain on such sales totaling $5.9 million.

Total portfolio investment activity for the years ended December 31, 2025 and 2024 was as follows:

December 31, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956
New investments	171,670	18,457	—	8,753	—	—	—	198,880
Investment restructuring	(432)	432	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(12,085)	—	(5,845)	(14,794)	—	(2,401)	(7,032)	(42,157)
Loan origination fees received	(2,482)	(420)	—	—	—	—	—	(2,902)
Principal repayments received	(189,924)	(22,297)	(2,298)	—	—	—	—	(214,519)
Payment-in-kind interest / dividends	4,860	746	—	7,333	—	—	—	12,939
Accretion of loan premium / discount	713	97	15	—	—	—	—	825
Accretion of deferred loan origination revenue	5,597	517	—	—	—	—	—	6,114
Realized gain (loss)	(8,141)	(524)	(162)	8,201	—	1,233	—	607
Unrealized appreciation (depreciation)	20,553	562	559	806	(634)	(1,006)	(623)	20,217
Fair value, end of period	$998,121	$75,070	$19,666	$220,229	$583	$743	$22,548	$1,336,960

December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$985,158	$106,894	$26,173	$192,641	$1,043	$—	$37,212	$1,349,121
New investments	233,892	21,614	500	8,069	—	1,936	—	266,011
Investment restructuring	(18,105)	—	—	18,074	31	—	—	—
Proceeds from sales of investments / return of capital	(8,485)	—	—	(19,858)	(118)	(122)	(4,562)	(33,145)
Loan origination fees received	(3,253)	(296)	—	—	—	—	—	(3,549)
Principal repayments received	(166,675)	(55,328)	(2,496)	—	—	—	—	(224,499)
Payment-in-kind interest / dividends	3,097	3,615	—	7,144	—	—	—	13,856
Accretion of loan premium / discount	615	178	15	—	—	—	—	808
Accretion of deferred loan origination revenue	5,746	896	—	—	—	—	—	6,642
Realized gain (loss)	(8,639)	(74)	—	5,676	87	—	—	(2,950)
Unrealized appreciation (depreciation)	(15,559)	1	3,205	(1,816)	174	1,103	(2,447)	(15,339)
Fair value, end of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business — Portfolio Management and Investment Monitoring” in Part I of this Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table shows the classification of our investments by risk rating as of December 31, 2025 and 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	December 31, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$139,713	10%	$125,396	9%
Category 2	947,169	72	868,363	65
Category 3	154,704	12	220,436	16
Category 4	51,022	4	115,663	9
Category 5	27,995	2	10,604	1
Total	$1,320,603	100%	$1,340,462	100%
(1) Excludes 10% member interest in Banff Partners LP.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.1 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.6 million, which comprised 0.9% of the total cost of our portfolio. As of December 31, 2024, we had five portfolio companies with their debt investments on non-accrual, the fair value of which was $5.0 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.8 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual asset as of December 31, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Acogroup was $3.2 million and the fair value of such investment was $1.3 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our first lien EURIBOR + 4.00% debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 4.00% debt investment in Bariacum for financial reporting purposes. As of December 31, 2025, the cost of our first lien EURIBOR + 4.00% debt investment in Bariacum was $2.5 million and the fair value of such investment was $0.5 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Biolam was $4.5 million and the fair value of such investment was $3.1 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of December 31, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.2 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of December 31, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of December 31, 2025, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $4.5 million, or 0.3% of the total fair value of our portfolio.

Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.
Results of Operations
Comparison of the years ended December 31, 2025 and 2024
Operating results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Total investment income	$144,465	$156,969
Total operating expenses	61,605	69,469
Net investment income before taxes	82,860	87,500
Income taxes, including excise tax expense	1,513	2,007
Net investment income after taxes	81,347	85,493
Net realized gains (losses)	1,346	(10,404)
Net unrealized appreciation (depreciation)	(7,448)	10,016
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(6,102)	(388)
Provision for taxes	(52)	—
Net increase in net assets resulting from operations	$75,193	$85,105
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
($ in thousands)	2025	2024
Investment income:
Total interest income	$104,476	$119,392
Total dividend income	14,526	14,742
Total fee and other income	8,728	8,603
Total payment-in-kind interest income	9,297	6,753
Total payment-in-kind dividend income	7,411	7,438
Interest income from cash	27	41
Total investment income	$144,465	$156,969
The change in total investment income for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily due to a decrease in the amount of our outstanding debt investments and decreased weighted average yield on the portfolio. The amount of our outstanding debt investments decreased from $1,149.1 million as of December 31, 2024 to $1,134.2 million as of December 31, 2025. In addition, the weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, decreased from 10.1% as of December 31, 2024 to 9.2% as of December 31, 2025.

Operating Expenses

	Year Ended December 31,
($ in thousands)	2025	2024
Operating expenses:
Interest and other financing fees	$44,295	$52,483
Base management fees	2,100	2,072
Incentive management fees	11,663	11,210
Other general and administrative expenses	3,547	3,704
Total operating expenses	$61,605	$69,469
Interest and Other Financing Fees
Interest and other financing fees during the years ended December 31, 2025 and December 31, 2024 were predominantly attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The decrease in interest and other financing fees for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily attributable to a lower weighted average interest rate on the ING Credit Facility and lower weighted average borrowings outstanding on the ING Credit Facility during 2025. The weighted average interest rate on the ING Credit Facility was 6.1% for the year ended December 31, 2025, as compared to 7.3% for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the weighted average borrowings outstanding were $606.9 million and $630.7 million, respectively.
Base Management Fee
Under the Advisory Agreement, we pay Barings a Base Management Fee quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately prorated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both years ended December 31, 2025 and December 31, 2024, the amount of Base Management Fees incurred was $2.1 million.
Incentive Fees
Under the Advisory Agreement, we pay Barings an Incentive Fee. The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2025 and December 31, 2024, the amount of Income-Based Fees incurred were $11.7 million and $11.2 million, respectively. The increase in Income-Based Fees for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily attributable to lower net capital losses included in the trailing twelve-quarter calculation, as well as the comparatively lower incentive fee cap applicable as of December 31, 2025.
For both years ended December 31, 2025 and 2024, the net Capital Gains Fee accrual was nil. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both years ended December 31, 2025 and December 31, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $0.9 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$495	$(2,950)
Affiliate investments	112	—
Benefit from (provision for) taxes	(294)	—
Net realized gains (losses) on investments	313	(2,950)
Foreign currency transactions	2,148	946
Forward currency contracts	(1,115)	(8,400)
Net realized gains (losses)	$1,346	$(10,404)
For the year ended December 31, 2025, we recognized a net realized gain totaling $1.3 million, which consisted primarily of a net gain on foreign currency transactions of $2.1 million and a net after-tax gain on our investment portfolio of $0.3 million, partially offset by a net loss on forward currency contracts of $1.1 million. The net gain on our investment portfolio predominantly related to an $8.2 million gain on the sale of equity investments and a $1.2 million gain on the exit of one royalty rights investment, partially offset by a $6.6 million loss on the restructuring of four investments and a $2.2 million net loss on the exit of debt investments. The net loss on the restructuring, sale and exit of debt and equity investments was primarily reclassified from unrealized depreciation. For the year ended December 31, 2024, we recognized a net realized loss totaling $10.4 million, which consisted primarily of a net loss on our investment portfolio of $3.0 million and a net loss on forward currency contracts of $8.4 million, partially offset by a net gain on foreign currency transactions of $0.9 million. The net loss on our investment portfolio predominantly related to an $8.8 million loss on the restructuring of two investments which was primarily reclassified from unrealized depreciation, partially offset by a $5.8 million gain on the sale of two investments during the year ended December 31, 2024.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$15,645	$(7,864)
Affiliate investments	4,224	(8,074)
Net unrealized appreciation (depreciation) on investments	19,869	(15,938)
Foreign currency transactions	(12,225)	3,338
Forward currency contracts	(15,092)	22,616
Net unrealized appreciation (depreciation)	$(7,448)	$10,016

For the year ended December 31, 2025, we recorded net unrealized depreciation totaling $7.4 million, consisting of net unrealized depreciation on forward currency contracts of $15.1 million, net unrealized depreciation related to foreign currency transactions of $12.2 million and deferred taxes of $0.3 million, partially offset by a net unrealized appreciation on our current portfolio of $16.3 million and net unrealized appreciation reclassification adjustments of $3.9 million related to the net realized losses on the sales / exits and restructuring of certain investments. The net unrealized appreciation on our current portfolio of $16.3 million was driven primarily by the impact of foreign currency exchange rates on investments of $26.6 million and broad market moves for investments of $4.5 million, partially offset by the credit or fundamental performance of investments of $14.8 million.
For the year ended December 31, 2024, we recorded net unrealized appreciation totaling $10.0 million, consisting of net unrealized appreciation on forward currency contracts of $22.6 million, net unrealized appreciation reclassification adjustments of $6.4 million related to the net realized losses on the sales / exits and restructuring of certain investments, and net unrealized appreciation related to foreign currency transactions of $3.3 million, partially offset by net unrealized depreciation on our current portfolio of $21.7 million, and deferred taxes of $0.6 million. The net unrealized depreciation on our current portfolio of $21.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $15.1 million and the credit or fundamental performance of investments of $11.8 million, partially offset by broad market moves for investments of $5.2 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 150% immediately after each such issuance. Our asset coverage ratio was 210.2% as of December 31, 2025.
Cash Flows
For the year ended December 31, 2025, we experienced a net decrease in cash in the amount of $13.0 million. During that period, our operating activities provided $125.8 million in cash, with proceeds from sales or repayments of portfolio investments totaling $258.3 million and other cash collections from investments exceeding purchases of portfolio investments of $198.9 million. In addition, our financing activities used $138.8 million of cash, consisting of net repayments under the ING Credit Facility of $99.0 million and dividends paid in the amount of $39.7 million. At December 31, 2025, we had $40.8 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of December 31, 2025, we were in compliance with all covenants of the ING Credit Facility.
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
As of December 31, 2025, we had U.S. dollar borrowings of $393.5 million under the ING Credit Facility with an interest rate of 5.883% (with Term SOFR borrowings subject to one month SOFR of 3.783%), borrowings denominated in British pounds sterling of £24.2 million ($32.6 million U.S. dollars) with an interest rate of 6.003% (one month SONIA of 3.970%) and borrowings denominated in Euros of €116.0 million ($136.2 million U.S. dollars) with an interest rate of 3.938% (one month EURIBOR of 1.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2025, the total fair value of the borrowings outstanding under the ING Credit Facility was $562.3 million. See “Note 4. Borrowings — ING Capital Credit Facility” to our Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
The February 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February 2027 Notes at the time outstanding may declare all February 2027 Notes then outstanding to be immediately due and payable.
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2025, we were in compliance with all covenants under the February 2022 NPA.
The February 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The February 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 4. Borrowings — February 2027 Notes” to our Consolidated Financial Statements for additional information regarding the February 2022 NPA and the February 2027 Notes issued thereunder.
As of December 31, 2025, the fair value of the outstanding February 2027 Notes was $98.4 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Distributions to Stockholders
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We have adopted a DRIP that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested (net of applicable withholding tax) in shares of our common stock, rather than receiving cash dividends.
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
Valuation of Investments
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

As of December 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 183% of our total net assets, as compared to approximately 196% of our total net assets as of December 31, 2024.
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

Fee and other income for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$4,232	$4,107	$3,916
Management, valuation and other fees	873	839	1,309
Royalty income	187	211	—
Total Recurring Fee and Other Income	5,292	5,157	5,225
Non-Recurring Fee and Other Income:
Prepayment fees	557	598	394
Acceleration of unamortized loan origination fees	1,882	2,535	1,100
Advisory, loan amendment and other fees	997	313	541
Total Non-Recurring Fee and Other Income	3,436	3,446	2,035
Total Fee and Other Income	$8,728	$8,603	$7,260
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
PIK interest and dividend income for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK interest income	$9,297	$6,753	$7,854
PIK interest income as a % of investment income	6.4%	4.3%	5.3%
PIK dividend income	$7,411	$7,438	$6,820
PIK dividend income as % of investment income	5.1%	4.7%	4.6%
Total PIK income	$16,708	$14,191	$14,674
Total PIK income as a % of investment income	11.6%	9.0%	9.8%
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2025, we were not a party to any interest rate hedging arrangements.
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2025, approximately $1,064.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of December 31, 2025, approximately $562.3 million (principal amount) of our borrowings bore interest at variable rates (approximately 84.9% of our total borrowings as of December 31, 2025) under the ING Credit Facility. See “Note 4. Borrowings — ING Capital Credit Facility” to our Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our December 31, 2025 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,937	$16,869	$15,068
Up 200 basis points	21,292	11,246	10,046
Up 100 basis points	10,646	5,623	5,023
Down 25 basis points	(2,661)	(1,406)	(1,255)
Down 50 basis points	(5,323)	(2,811)	(2,512)
(1) Excludes the impact of foreign currency exchange.

(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” in the Notes to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of December 31, 2025, we had U.S. dollar borrowings of $393.5 million under the ING Credit Facility with an interest rate of 5.883% (with Term SOFR borrowings subject to one month SOFR of 3.783%), borrowings denominated in British pounds sterling of £24.2 million ($32.6 million U.S. dollars) with an interest rate of 6.003% (one month SONIA of 3.970%) and borrowings denominated in Euros of €116.0 million ($136.2 million U.S. dollars) with an interest rate of 3.938% (one month EURIBOR of 1.938%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025, we believed we have adequate financial resources to satisfy our unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2025 was as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$475
ABC Legal Holdings, LLC	Revolver	433
Accelevation LLC	Delayed Draw Term Loan	239
Accelevation LLC	Revolver	473
Accurus Aerospace Corporation(2)	Revolver	807
AD Bidco, Inc.	Delayed Draw Term Loan	130
AD Bidco, Inc.	Revolver	434
Adhefin International(3)	Delayed Draw Term Loan	446
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	489
AirX Climate Solutions, Inc.(2)	Revolver	163
Americo Chemical Products, LLC	Revolver	471
Anthracite Buyer, Inc.	Revolver	643
Apex Service Partners, LLC	Delayed Draw Term Loan	2,047
Apex Service Partners, LLC	Revolver	51
Application Boot Camp LLC(2)	Revolver	352
Arc Education(3)	Delayed Draw Term Loan	1,131
ARC Interco Purchaser, LLC	Delayed Draw Term Loan	589
ARC Interco Purchaser, LLC	Revolver	364
Argus Intermediate, LLC	Delayed Draw Term Loan	1,196
Argus Intermediate, LLC	Revolver	143
Artemis Bidco Limited(3)	Delayed Draw Term Loan	446
ASC Communications, LLC(2)	Revolver	658
ATL II MRO Holdings Inc.	Revolver	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	960
Azalea Buyer, Inc.	Revolver	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	55
Basin Innovation Group, LLC	Revolver	255

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Bitly, Inc.	Revolver	94
BKF Buyer, Inc.(2)	Revolver	1,253
BLI Buyer, Inc.(2)	Delayed Draw Term Loan	474
BLI Buyer, Inc.(2)	Revolver	400
BrightSign LLC	Revolver	179
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	290
Broadway Buyer, LLC	Delayed Draw Term Loan	330
Broadway Buyer, LLC	Revolver	193
Caldwell & Gregory LLC	Delayed Draw Term Loan	375
Caldwell & Gregory LLC	Revolver	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53
Cascade Residential Services LLC	Revolver	165
CCFF Buyer, LLC	Delayed Draw Term Loan	730
CCFF Buyer, LLC	Revolver	608
CGI Parent, LLC	Revolver	1,653
CH Buyer, LLC	Revolver	55
CloudOne Digital Corp.	Revolver	451
Comply365, LLC	Revolver	407
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	556
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	2,841
DAWGS Intermediate Holdings Co.	Revolver	488
DecksDirect, LLC(2)	Revolver	85
DISA Holdings Corp.	Revolver	210
Discovery Buyer, L.P.	Delayed Draw Term Loan	922
Discovery Buyer, L.P.	Revolver	625
Durare Bidco, LLC	Delayed Draw Term Loan	431
Durare Bidco, LLC	Revolver	431
EB Development(3)	Capex / Acquisition Facility	242
EB Development(3)	Delayed Draw Term Loan	627
Eclipse Business Capital, LLC	Revolver	6,334
EMI Porta Holdco LLC(2)	Revolver	941
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619
Expert Institute Group Inc.	Delayed Draw Term Loan	985
Expert Institute Group Inc.	Revolver	530
Express Wash Acquisition Company, LLC(2)	Revolver	289
EZ SMBO Bidco(3)	Delayed Draw Term Loan	200
Finaxy Holding(3)	Delayed Draw Term Loan	655
Forest Buyer, LLC	Revolver	298
GB Eagle Buyer, Inc.	Revolver	1,737
GCDL LLC	Delayed Draw Term Loan	108
GCDL LLC	Revolver	108
GenesisCare(5)	Delayed Draw Term Loan	341
GMES LLC	Delayed Draw Term Loan	313

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
GMES LLC	Revolver	229
GMF Parent, Inc.	Delayed Draw Term Loan	747
GMF Parent, Inc.	Revolver	292
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	51
Groupe Product Life(3)	Delayed Draw Term Loan	21
Haystack Holdings LLC	Delayed Draw Term Loan	1,699
Haystack Holdings LLC	Revolver	412
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113
HemaSource, Inc.	Revolver	902
High Street Buyer Inc.(2)	Delayed Draw Term Loan	2,250
HomeX Services Group LLC	Delayed Draw Term Loan	1,334
HomeX Services Group LLC	Revolver	360
HS Advisory Buyer LLC	Delayed Draw Term Loan	217
HS Advisory Buyer LLC	Revolver	200
HSL Compliance(4)	Delayed Draw Term Loan	429
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023
HTI Technology & Industries(2)	Revolver	682
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	96
Hydratech Holdings, Inc.(2)	Revolver	311
Ice House America, L.L.C.(2)	Revolver	36
International Fleet Financing No.2 B.V.(2)(3)	Revolver	126
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628
InvoCare Limited(5)	Delayed Draw Term Loan	119
ITI Intermodal, Inc.	Revolver	530
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	157
KAMC Holdings Inc.	Revolver	344
Kanawha Scales & Systems, LLC(2)	Delayed Draw Term Loan	407
Kanawha Scales & Systems, LLC(2)	Revolver	144
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67
Keystone Bidco B.V.(3)	Revolver	42
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	183
LeadsOnline, LLC	Revolver	1,952
LHS Borrower, LLC	Revolver	181
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	411
Lockmasters Security Intermediate, Inc. (2)	Revolver	176
Maia Bidco Limited(4)	Delayed Draw Term Loan	675
Maia Bidco Limited(4)	Revolver	169
Marmoutier Holding B.V.(2)(3)	Term Loan	42
MB Purchaser, LLC	Delayed Draw Term Loan	393
MB Purchaser, LLC	Revolver	281
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	16
Media Recovery, Inc. (SpotSee)	Revolver	433
Media Recovery, Inc. (SpotSee)(4)	Revolver	544

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Megawatt Acquisitionco, Inc.(2)	Revolver	332
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	389
MIV Buyer, LLC	Delayed Draw Term Loan	644
MIV Buyer, LLC	Revolver	159
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	405
Momentum Textiles, LLC(2)	Revolver	280
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593
MSI Express Inc.(2)	Revolver	190
NAW Buyer LLC	Delayed Draw Term Loan	1,174
NAW Buyer LLC	Revolver	379
Next Holdco, LLC(2)	Revolver	73
NF Holdco, LLC(2)	Revolver	420
Northstar Recycling, LLC	Revolver	705
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	255
OAC Holdings I Corp	Revolver	685
OSP AFS Buyer, LLC(2)	Delayed Draw Term Loan	1,425
OSP AFS Buyer, LLC(2)	Revolver	327
OSP Hamilton Purchaser, LLC	Revolver	363
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	147
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	139
Owl Intermediate Holdings, LLC(2)	Revolver	454
Polara Enterprises, L.L.C.	Revolver	474
Premium Invest(3)	Capex / Acquisition Facility	455
ProfitOptics, LLC(2)	Revolver	194
Pro-Vision Solutions Holdings, LLC	Revolver	1,919
Qima Finance LTD	Capex / Acquisition Facility	186
R1 Holdings, LLC(2)	Revolver	110
Randys Holdings, Inc.	Delayed Draw Term Loan	611
Randys Holdings, Inc.	Revolver	1,399
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762
Rapid Buyer LLC(2)	Revolver	881
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	295
Real Chemistry Intermediate III, Inc.	Revolver	394
Recon Buyer LLC(2)	Delayed Draw Term Loan	1,612
Recon Buyer LLC(2)	Revolver	204
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	152
RKD Group, LLC	Delayed Draw Term Loan	274
RKD Group, LLC	Revolver	189
Rocade Holdings LLC(2)	Delayed Draw Term Loan	3,567
Rocade Holdings LLC(2)	Preferred Equity	4,500
Rock Labor LLC	Revolver	625
ROI Solutions LLC	Delayed Draw Term Loan	2,168
ROI Solutions LLC	Revolver	1,940

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
RPX Corporation	Revolver	1,008
Ruby Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	281
Saab Purchaser, Inc.(2)	Revolver	957
Sanoptis S.A.R.L.(3)	Term Loan	2,786
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	407
SBP Holdings LP	Revolver	532
Scout Bidco B.V.(2)(3)	Revolver	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	513
SCP CDH Buyer, Inc.	Revolver	243
SCP Medical Products, LLC.	Revolver	213
Screenvision, LLC	Revolver	613
Sinari Invest(2)(3)	Delayed Draw Term Loan	509
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	546
Skyvault Holdings LLC(2)	Equity	182
SmartShift Group, Inc.	Revolver	1,101
Solo Buyer, L.P.(2)	Revolver	678
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	521
SPATCO Energy Solutions, LLC	Revolver	594
Spatial Business Systems LLC	Revolver	703
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	448
Superjet Buyer, LLC(2)	Revolver	876
SVI International LLC	Revolver	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	909
Swoop Intermediate III, Inc.	Revolver	303
Syntax Midco 2 Inc.(2)	Delayed Draw Term Loan	498
Syntax Midco 2 Inc.(2)	Revolver	262
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	748
TA KHP Aggregator, L.P.	Revolver	299
Tank Holding Corp(2)	Revolver	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,217
TAPCO Buyer LLC(2)	Revolver	583
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	169
Techone B.V.(3)	Revolver	167
Tencarva Machinery Company, LLC(2)	Revolver	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	1,494
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039
THG Acquisition, LLC	Delayed Draw Term Loan	577
THG Acquisition, LLC	Revolver	465
Trintech, Inc.	Revolver	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	137
TSYL Corporate Buyer, Inc.	Revolver	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	117

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
UHY Advisors, Inc.	Delayed Draw Term Loan	5,832
UHY Advisors, Inc.	Revolver	1,247
Unither (Uniholding)(3)	Delayed Draw Term Loan	509
Unosquare, LLC(2)	Delayed Draw Term Loan	666
Unosquare, LLC(2)	Revolver	323
Whitcraft Holdings, Inc.	Revolver	943
Woodland Foods, LLC(2)	Line of Credit	1,048
World 50, Inc.	Revolver	243
WWEC Holdings III Corp	Revolver	932
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	332
Total unused commitments to extend financing		$135,806
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
Recent Developments
Subsequent to December 31, 2025, we made approximately $14.6 million of new commitments, of which $11.1 million closed and funded. The $11.1 million of investments consists of $7.7 million of first lien senior secured debt investments, $3.1 million of second lien senior secured debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 8.8%. In addition, we funded $6.2 million of previously committed revolvers and delayed draw term loans.
On February 19, 2026, the Board declared a quarterly distribution of $0.64 per share payable on March 11, 2026 to holders of record as of February 25, 2026.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management (with the participation of our Co-Chief Executive Officers and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have adopted a code of ethics, the Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Co-Chief Executive Officers and Chief Financial Officer, as well as Barings’ officers, directors and employees.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

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

19.1
Insider Trading Policy (Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 814-01348), filed with the SEC on February 20, 2025 and incorporated herein by reference).

21.1	List of Subsidiaries*

31.1	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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
Date: February 19, 2026

BARINGS CAPITAL INVESTMENT CORPORATION

By:	/s/ Bryan High
Name: Bryan High
Title: Co-Chief Executive Officer

By:	/s/ Thomas Q. McDonnell
Name: Thomas Q. McDonnell
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan High	Co-Chief Executive Officer (Co-Principal Executive Officer)	February 19, 2026
Bryan High

/s/ Thomas Q. McDonnell	Co-Chief Executive Officer (Co-Principal Executive Officer)	February 19, 2026
Thomas Q. McDonnell

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 19, 2026
Eric Lloyd

/s/ Mark F. Mulhern	Director	February 19, 2026
Mark F. Mulhern

/s/ David Mihalick	Director	February 19, 2026
David Mihalick

/s/ Thomas W. Okel	Director	February 19, 2026
Thomas W. Okel

/s/ Jill Olmstead	Director	February 19, 2026
Jill Olmstead

/s/ John A. Switzer	Director	February 19, 2026
John A. Switzer

Barings Capital Investment Corporation

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Barings Capital Investment Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Capital Investment Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, agent banks, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
New York, New York
February 19, 2026

Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,139,490 and $1,187,354 as of December 31, 2025 and 2024, respectively)	$1,134,048	$1,163,684
Affiliate investments (cost of $195,587 and $187,935 as of December 31, 2025 and 2024, respectively)	202,912	193,272
Total investments at fair value	1,336,960	1,356,956
Cash	30,704	44,490
Foreign currencies (cost of $10,151 and $9,617 as of December 31, 2025 and 2024, respectively)	10,118	9,352
Interest and fees receivable	19,920	19,492
Prepaid expenses and other assets	186	135
Derivative assets	46	17,791
Deferred financing fees	5,155	7,186
Receivable from unsettled transactions	981	2,577
Total assets	$1,404,070	$1,457,979
Liabilities:
Accounts payable and accrued liabilities	$4,249	$3,782
Interest payable	3,725	3,552
Administrative fees payable	233	259
Base management fees payable	519	525
Incentive management fees payable	3,040	2,581
Derivative liabilities	638	3,291
Payable from unsettled transactions	380	395
Borrowings under credit facility	562,286	650,124
Notes payable (net of deferred financing fees)	99,943	99,893
Total liabilities	675,013	764,402
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 32,539,522 and 30,736,412 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	33	31
Additional paid-in capital	708,655	666,803
Total distributable earnings (loss)	20,369	26,743
Total net assets	729,057	693,577
Total liabilities and net assets	$1,404,070	$1,457,979
Net asset value per share	$22.41	$22.57

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$102,738	$117,762	$117,530
Affiliate investments	1,738	1,630	669
Total interest income	104,476	119,392	118,199
Dividend income:
Non-Control / Non-Affiliate investments	2,431	1,232	672
Affiliate investments	12,095	13,510	8,623
Total dividend income	14,526	14,742	9,295
Fee and other income:
Non-Control / Non-Affiliate investments	8,600	8,514	7,191
Affiliate investments	128	89	69
Total fee and other income	8,728	8,603	7,260
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	8,690	6,492	7,677
Affiliate investments	607	261	177
Total payment-in-kind interest income	9,297	6,753	7,854
Payment-in-kind dividend income:
Non-Control / Non-Affiliate investments	2,838	2,619	2,062
Affiliate investments	4,573	4,819	4,758
Total payment-in-kind dividend income	7,411	7,438	6,820
Interest income from cash	27	41	72
Total investment income	144,465	156,969	149,500
Operating expenses:
Interest and other financing fees	44,295	52,483	51,816
Base management fee (Note 2)	2,100	2,072	2,018
Incentive management fees (Note 2)	11,663	11,210	11,540
Other general and administrative expenses (Note 2)	3,547	3,704	3,345
Total operating expenses	61,605	69,469	68,719
Net investment income before taxes	82,860	87,500	80,781
Income taxes, including excise tax expense	1,513	2,007	834
Net investment income after taxes	$81,347	$85,493	$79,947

Barings Capital Investment Corporation Consolidated Statement of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended December 31,
	2025	2024	2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$495	$(2,950)	$(10,638)
Affiliate investments	112	—	—
Benefit from (provision for) taxes	(294)	—	—
Net realized gains (losses) on investments	313	(2,950)	(10,638)
Foreign currency transactions	2,148	946	998
Forward currency contracts	(1,115)	(8,400)	(5,399)
Net realized gains (losses)	1,346	(10,404)	(15,039)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	15,645	(7,864)	24,528
Affiliate investments	4,224	(8,074)	266
Net unrealized appreciation (depreciation) on investments	19,869	(15,938)	24,794
Foreign currency transactions	(12,225)	3,338	(5,227)
Forward currency contracts	(15,092)	22,616	3,304
Net unrealized appreciation (depreciation)	(7,448)	10,016	22,871
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and foreign currency contracts	(6,102)	(388)	7,832
Provision for taxes	(52)	—	—
Net increase in net assets resulting from operations	$75,193	$85,105	$87,779
Net investment income per share — basic and diluted	$2.58	$2.85	$2.81
Net increase in net assets resulting from operations per share — basic and diluted	$2.39	$2.84	$3.09
Dividends / distributions per share:
Total dividends / distributions	$2.56	$2.56	$2.48
Weighted average shares outstanding — basic and diluted	31,498,301	29,952,967	28,403,659

See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2023	27,795,215	$28	$603,002	$(931)	$602,099
Net investment income	—	—	—	79,947	79,947
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(15,039)	(15,039)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	22,871	22,871
Return of capital and other tax related adjustments	—	—	50	(50)	—
Dividends / distributions	1,475,464	1	32,399	(70,282)	(37,882)
Balance, December 31, 2023	29,270,679	$29	$635,451	$16,516	$651,996
Net investment income	—	—	—	85,493	85,493
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,404)	(10,404)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	10,016	10,016
Return of capital and other tax related adjustments	—	—	(1,606)	1,606	—
Dividends / distributions	1,465,733	2	32,958	(76,484)	(43,524)
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
Net investment income	—	—	—	81,347	81,347
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	1,346	1,346
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(7,448)	(7,448)
Return of capital and other tax related adjustments	—	—	1,192	(1,192)	—
Provision for taxes	—	—	—	(52)	(52)
Dividends / distributions	1,803,110	2	40,660	(80,375)	(39,713)
Balance, December 31, 2025	32,539,522	$33	$708,655	$20,369	$729,057
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$75,193	$85,105	$87,779
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(198,896)	(265,917)	(275,543)
Repayments received / sales of portfolio investments	258,274	255,571	174,680
Loan origination and other fees received	2,902	3,549	3,604
Net realized (gain) loss on investments, before taxes	(607)	2,950	10,638
Net realized (gain) loss on foreign currency transactions	(2,148)	(946)	(998)
Net realized (gain) loss on forward currency contracts	1,115	8,400	5,399
Net unrealized (appreciation) depreciation on investments	(19,869)	15,938	(24,794)
Net unrealized (appreciation) depreciation on foreign currency transactions	12,225	(3,338)	5,227
Net unrealized (appreciation) depreciation on forward currency contracts	15,092	(22,616)	(3,304)
Payment-in-kind interest / dividends	(13,136)	(13,138)	(14,132)
Amortization of deferred financing fees	2,107	1,146	992
Accretion of loan origination and other fees	(6,114)	(6,642)	(5,015)
Amortization / accretion of purchased loan premium / discount	(825)	(808)	(1,435)
Payments for derivative contracts	(20,585)	(15,804)	(15,509)
Proceeds from derivative contracts	19,470	7,404	10,110
Changes in operating assets and liabilities:
Interest and fees receivable	901	5,765	(6,586)
Prepaid expenses and other assets	(51)	34	16
Accounts payable and accrued liabilities	546	643	2,570
Interest payable	171	(669)	1,338
Net cash provided by (used in) operating activities	125,765	56,627	(44,963)
Cash flows from financing activities:
Borrowings under credit facility	177,452	80,000	82,000
Repayments of credit facility	(276,498)	(69,438)	(23,779)
Financing fees paid	(26)	(6,049)	(1)
Cash dividends / distributions paid	(39,713)	(43,524)	(37,882)
Net cash provided by (used in) financing activities	(138,785)	(39,011)	20,338
Net increase (decrease) in cash and foreign currencies	(13,020)	17,616	(24,625)
Cash and foreign currencies, beginning of period	53,842	36,226	60,851
Cash and foreign currencies, end of period	$40,822	$53,842	$36,226
Supplemental disclosure of cash flow information:
Cash paid for interest	$41,484	$51,589	$49,104
Excise taxes paid during the period	$1,904	$881	$561
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$40,662	$32,960	$32,400
See accompanying notes.

Barings Capital Investment Corporation
Consolidated Schedule of Investments
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/22	04/28	$9,401	$9,336	$9,326	1.3%	(6)(7)(12)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.8% Cash	04/22	04/28	115	110	108	—%	(6)(7)(12)(28)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	11/22	11/28	10,466	10,318	10,368	1.4%	(6)(7)(12)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.2% Cash	11/22	11/28	—	(25)	(18)	—%	(6)(7)(12)(28)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	655	651	655	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/30	12,433	12,237	12,310	1.7%	(6)(7)(12)(28)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/30	—	(26)	(17)	—%	(6)(7)(12)(28)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	3,523	3,214	3,523	0.5%	(3)(6)(7)(9)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/24	03/30	2,059	2,028	2,012	0.3%	(6)(7)(12)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	03/24	03/30	—	(5)	(8)	—%	(6)(7)(12)(28)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	03/21	03/28	382	383	382	0.1%	(3)(6)(7)(10)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	03/21	03/28	85	78	85	—%	(3)(6)(7)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	03/21	03/27	797	796	797	0.1%	(3)(6)(7)(10)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/20	12/26	4,903	4,885	4,873	0.7%	(6)(7)(12)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.00%, 4.8% Cash, 6.8% PIK	02/21	02/27	16,298	16,288	14,261	2.0%	(6)(7)(12)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/23	09/31	6,164	6,014	6,108	0.8%	(6)(7)(12)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	—	(20)	(9)	—%	(6)(7)(12)(28)
Subtotal Aerospace & Defense (8.9%)*					67,281	66,262	64,756
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.9% Cash	07/22	07/30	2,273	2,216	1,993	0.3%	(6)(7)(12)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/22	03/29	1,643	1,629	1,643	0.2%	(6)(7)(12)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.0% Cash	03/22	03/28	—	(5)	—	—%	(6)(7)(12)(28)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	11/29	12,323	12,162	12,195	1.7%	(6)(7)(11)(28)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	11/29	—	(18)	(14)	—%	(6)(7)(11)(28)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/31	653	625	625	0.1%	(6)(7)(12)(28)
Recon Buyer LLC	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	—	(2)	(3)	—%	(6)(7)(12)(28)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	07/24	07/30	3,731	3,663	3,687	0.5%	(6)(7)(12)(28)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	07/24	07/30	—	(9)	(6)	—%	(6)(7)(12)(28)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.7% Cash	03/24	03/30	639	630	639	0.1%	(6)(7)(12)
SVI International LLC	Revolver	SOFR + 6.75%, 10.7% Cash	03/24	03/30	—	(1)	—	—%	(6)(7)(12)(28)
Subtotal Automotive (2.8%)*					21,262	20,890	20,759
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.50%, 13.0% PIK	05/25	05/32	3,087	2,992	2,655	0.4%	(3)(6)(14)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.2% Cash	02/21	03/28	$2,770	$2,809	$2,770	0.4%	(3)(6)(7)(16)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	10/21	10/27	4,853	4,822	4,853	0.7%	(6)(7)(12)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/25	07/31	2,371	2,349	2,371	0.3%	(6)(7)(11)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.7% Cash	03/25	02/32	677	620	659	0.1%	(3)(6)(7)(16)(28)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	1,894	1,847	1,846	0.3%	(6)(7)(12)(28)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	338	335	335	—%	(6)(7)(12)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	11/23	11/30	4,964	4,451	4,896	0.7%	(3)(6)(7)(10)(28)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	10/23	09/30	2,737	2,419	2,717	0.4%	(3)(6)(7)(10)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/25	07/32	250	235	234	—%	(6)(7)(12)(28)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 7.6% Cash	05/21	05/28	3,758	3,796	3,732	0.5%	(3)(6)(7)(9)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/25	08/31	2,483	2,448	2,452	0.3%	(6)(7)(12)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	748	722	721	0.1%	(6)(7)(11)(28)
OSP AFS Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	—	(4)	(4)	—%	(6)(7)(11)(28)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	04/25	04/32	1,902	1,880	1,810	0.2%	(6)(7)(12)(28)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	04/25	04/32	—	(5)	(20)	—%	(6)(7)(12)(28)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash, 4.0% PIK	12/21	06/26	22,357	22,126	20,123	2.8%	(6)(7)(12)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	2,481	2,230	2,461	0.3%	(3)(6)(7)(9) (28)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 8.9% Cash	10/24	10/31	17,097	17,021	17,027	2.3%	(3)(6)(7)(12)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/21	12/28	4,430	4,384	4,383	0.6%	(6)(7)(11)(28)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 8.5% Cash	10/21	12/28	—	(6)	(8)	—%	(6)(7)(11)(28)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/31	3,859	3,823	3,832	0.5%	(6)(7)(11)(28)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/31	70	66	67	—%	(6)(7)(11)(28)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/21	06/26	7,944	7,942	7,841	1.1%	(6)(7)(12)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	1,977	1,958	1,977	0.3%	(6)(7)(12)
Subtotal Banking, Finance, Insurance, & Real Estate (12.3%)*					93,047	91,260	89,730
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.0% Cash	04/25	03/29	6,608	6,495	6,608	0.9%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 9.00%, 13.1% PIK	02/24	05/26	4,870	4,785	4,870	0.7%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.1% PIK	02/24	05/26	2,400	2,383	2,400	0.3%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.1% PIK	02/24	05/26	881	881	881	0.1%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.1% PIK	02/24	05/26	683	683	683	0.1%	(6)(7)(12)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	1,396	1,375	1,375	0.2%	(6)(7)(12)(28)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(3)	(3)	—%	(6)(7)(12)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	04/21	04/28	$4,784	$4,720	$4,784	0.7%	(3)(6)(7)(9)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	765	673	765	0.1%	(3)(6)(7)(21)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,436	2,274	2,146	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	3,575	3,548	3,540	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	—	(8)	(10)	—%	(6)(7)(12)(28)
Subtotal Beverage, Food, & Tobacco (3.8%)*					28,398	27,806	28,039
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/23	11/29	654	648	644	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	11/23	11/29	655	641	650	0.1%	(6)(7)(12)(28)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.6% Cash	11/23	11/29	—	(2)	—	—%	(6)(7)(12)(28)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,701	2,336	2,701	0.4%	(3)(6)(7)(9)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash, 5.0% PIK	03/23	07/29	9,698	9,336	7,564	1.0%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/21	11/28	1,995	1,978	1,995	0.3%	(3)(6)(7)(12)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	1,834	1,817	1,830	0.3%	(6)(7)(12)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	93	88	92	—%	(6)(7)(12)(28)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	11/25	10/32	424	416	415	0.1%	(6)(7)(12)(28)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	11/25	10/32	26	24	24	—%	(6)(7)(12)(28)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	1,612	1,601	1,612	0.2%	(6)(7)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	158	154	158	—%	(6)(7)(12)(28)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	07/23	07/29	3,792	3,734	3,348	0.5%	(6)(7)(12)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.1% Cash	07/23	07/29	676	666	597	0.1%	(6)(7)(12)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/30	3,234	3,189	2,920	0.4%	(6)(7)(13)(28)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/30	—	(8)	(56)	—%	(6)(7)(13)(28)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/30	4,368	4,315	4,320	0.6%	(6)(7)(11)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/30	—	(5)	(6)	—%	(6)(7)(11)(28)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	4,081	4,054	4,048	0.6%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(4)	(6)	—%	(6)(7)(12)(28)
Subtotal Capital Equipment (4.5%)*					36,001	34,978	32,850
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/23	04/29	1,911	1,882	1,887	0.3%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/23	04/29	—	(7)	(6)	—%	(6)(7)(11)(28)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.0% Cash	11/21	10/28	860	919	854	0.1%	(3)(6)(7)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.3% Cash	11/21	10/28	8,757	8,116	8,696	1.2%	(3)(6)(7)(9)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	11/21	10/28	1,090	1,090	1,082	0.1%	(3)(6)(7)(12)
G 3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	2,976	2,918	2,917	0.4%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					15,594	14,918	15,430

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Construction & Building
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/32	$383	$359	$359	—%	(6)(7)(12)(28)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	18	18	18	—%	(6)(7)(12)(28)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/24	08/30	3,408	3,369	3,371	0.5%	(6)(7)(11)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	08/24	08/30	—	(13)	(14)	—%	(6)(7)(11)(28)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/21	12/27	7,674	7,616	7,006	1.0%	(6)(7)(12)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% Cash	12/21	12/27	331	322	220	—%	(6)(7)(11)(28)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	1,927	1,901	1,902	0.3%	(6)(7)(12)(28)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	25	22	23	—%	(6)(7)(12)(28)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/25	09/27	1,871	1,858	1,857	0.3%	(6)(7)(12)(28)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	05/25	09/27	—	(1)	(1)	—%	(6)(7)(12)(28)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(6)(7)(11)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	513	513	513	0.1%	(6)
Subtotal Construction & Building (2.1%)*					16,418	16,231	15,522
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.4% Cash, 0.3% PIK	12/21	12/28	1,490	1,480	988	0.1%	(6)(7)(12)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	12/21	12/28	296	294	168	—%	(6)(7)(12)(28)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.75%, 12.6% Cash	10/23	10/28	2,282	2,240	2,282	0.3%	(6)(7)(12)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	01/26	5,545	5,543	5,197	0.7%	(6)(7)(12)(28)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	01/26	—	—	(36)	—%	(6)(7)(12)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	2,209	2,191	2,187	0.3%	(6)(7)(12)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(2)	(3)	—%	(6)(7)(12)(28)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	11/21	11/27	7,391	7,330	7,309	1.0%	(6)(7)(12)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	756	745	717	0.1%	(6)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	297	295	269	—%	(6)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	03/22	09/30	8,681	8,500	8,307	1.1%	(3)(6)(7)(16)
Subtotal Consumer goods: Durable (3.8%)*					28,947	28,616	27,385
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	2,466	2,454	2,456	0.3%	(3)(6)(7)(10)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/24	02/30	3,490	3,428	3,457	0.5%	(6)(7)(13)(28)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	02/24	02/30	—	(8)	(5)	—%	(6)(7)(13)(28)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	925	859	862	0.1%	(3)(6)(7)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.5% Cash	04/24	04/29	3,162	3,001	3,209	0.4%	(3)(7)(11)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	01/24	01/30	2,140	2,109	2,035	0.3%	(6)(7)(12)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.9% Cash	01/24	01/30	189	186	178	—%	(6)(7)(12)(28)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.9% Cash	12/20	12/26	2,062	2,225	2,062	0.3%	(3)(6)(7)(19)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/20	12/28	$5,876	$5,856	$5,876	0.8%	(6)(7)(12)
Subtotal Consumer goods: Non-durable (2.8%)*					20,310	20,110	20,130
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/25	10/31	1,626	1,606	1,605	0.2%	(6)(7)(12)(28)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	10/25	10/31	—	(4)	(4)	—%	(6)(7)(12)(28)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	818	805	807	0.1%	(6)(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.1% Cash	05/22	05/30	7,143	7,054	7,143	1.0%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	1,209	1,198	1,209	0.2%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	2,367	2,338	2,367	0.3%	(6)(7)(15)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(4)	—	—%	(6)(7)(12)(28)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(5)	—	—%	(6)(7)(15)(28)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	03/25	03/31	1,830	1,810	1,807	0.2%	(6)(7)(11)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.4% Cash	03/25	03/31	477	470	468	0.1%	(6)(7)(12)(28)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	06/28	7,276	7,304	7,021	1.0%	(3)(6)(7)(9)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	03/22	03/28	7,088	7,018	7,017	1.0%	(6)(7)(11)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/23	03/28	2,005	1,975	1,989	0.3%	(6)(7)(11)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.6% Cash	03/22	03/28	—	(6)	(7)	—%	(6)(7)(11)(28)
Subtotal Containers, Packaging, & Glass (4.3%)*					31,839	31,559	31,422
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/22	10/28	6,383	6,287	6,345	0.9%	(6)(7)(12)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 8.7% Cash	10/22	10/28	—	(8)	(6)	—%	(6)(7)(12)(28)
Subtotal Energy: Electricity (0.9%)*					6,383	6,279	6,339
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/25	11/31	474	465	465	0.1%	(3)(6)(7)(12)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/21	01/27	3,827	3,827	3,827	0.5%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 8.3% Cash	12/24	12/30	4,258	4,215	4,219	0.6%	(6)(7)(12)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 8.3% Cash	12/24	12/30	—	(7)	(6)	—%	(6)(7)(12)(28)
Subtotal Environmental Industries (1.2%)*					8,559	8,500	8,505
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	8,400	7,125	4,527	0.6%	(3)(6)(29)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	181	175	181	—%	(3)(6)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	3,486	2,995	3,287	0.5%	(3)(6)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/21	11/28	350	318	350	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	2,038	1,979	2,038	0.3%	(3)(6)(7)(16)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	11/21	11/27	1,211	1,267	1,211	0.2%	(3)(6)(7)(18)(28)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	98	96	268	—%	(3)(6)(28)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	2,017	1,782	155	—%	(3)(6)(7)(25)(26)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,210	3,016	3,172	0.4%	(3)(6)(7)(10)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	10/21	10/28	$2,791	$2,496	$2,791	0.4%	(3)(6)(7)(10)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	1,995	1,945	1,982	0.3%	(6)(7)(12)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/24	11/31	2,067	1,793	2,056	0.3%	(3)(6)(7)(9)(28)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.9% Cash	01/23	01/29	1,789	1,626	1,787	0.2%	(3)(6)(7)(9)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.3% PIK	03/22	03/29	5,489	5,070	5,077	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	6,087	6,016	6,054	0.8%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(5)	(2)	—%	(6)(7)(12)(28)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	08/24	08/30	507	501	501	0.1%	(6)(7)(12)(28)
GCDL LLC	Revolver	SOFR + 6.00%, 9.6% Cash	08/24	08/30	—	(1)	(1)	—%	(6)(7)(12)(28)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	08/25	08/31	682	633	659	0.1%	(3)(6)(7)(18)(28)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	509	476	239	—%	(3)(6)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% PIK	06/22	06/29	505	444	—	—%	(3)(6)(7)(8)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	10/22	10/29	1,152	1,104	1,113	0.2%	(3)(6)(7)(9)(28)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	811	771	714	0.1%	(3)(6)(7)(18)(28)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	5,586	5,544	5,251	0.7%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/23	08/29	3,248	3,192	3,215	0.4%	(6)(7)(11)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/23	08/29	—	(14)	(9)	—%	(6)(7)(11)(28)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash, 1.0% PIK	03/21	09/27	4,504	4,416	3,828	0.5%	(6)(7)(12)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.5% Cash	07/25	03/27	2,089	2,467	2,066	0.3%	(3)(6)(7)(20)(28)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	08/24	08/31	931	862	931	0.1%	(3)(6)(7)(10)(28)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.4% Cash	08/24	05/31	11	9	11	—%	(3)(6)(7)(10)(28)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	12/21	12/28	4,410	4,138	4,231	0.6%	(3)(6)(7)(10)(28)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,663	1,567	1,532	0.2%	(3)(6)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 9.8% Cash	02/22	10/27	4,170	4,149	4,062	0.6%	(3)(7)(15)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	1,998	1,894	1,998	0.3%	(3)(6)(7)(15)(28)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	03/22	03/28	6,958	7,428	6,958	1.0%	(3)(6)(7)(18)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 7.2% Cash	09/22	10/29	2,393	2,004	2,393	0.3%	(3)(6)(7)(9)(28)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash	08/23	07/29	1,965	1,925	2,413	0.3%	(3)(6)(7)(11)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.0% Cash	06/21	06/28	1,427	1,478	1,356	0.2%	(3)(6)(7)(16)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.0% Cash	10/23	10/29	476	469	474	0.1%	(6)(7)(11)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.0% Cash	10/23	10/29	23	23	23	—%	(6)(7)(11)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/22	07/29	2,639	2,286	2,563	0.4%	(3)(6)(7)(9)(28)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	1,283	1,098	1,265	0.2%	(3)(6)(7)(22)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/31	1,744	1,721	1,721	0.2%	(6)(7)(12)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/31	$—	$(2)	$(2)	—%	(6)(7)(12)(28)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	2,264	2,238	2,250	0.3%	(6)(7)(12)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(2)	(1)	—%	(6)(7)(12)(28)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.1% Cash	12/20	11/27	2,084	1,978	2,084	0.3%	(3)(6)(7)(15)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.4% Cash	11/23	08/30	1,030	939	1,028	0.1%	(3)(6)(7)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,288	1,280	1,288	0.2%	(6)(7)(11)(28)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(1)	—	—%	(6)(7)(11)(28)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	06/25	06/32	687	673	675	0.1%	(6)(7)(12)(28)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 7.9% Cash	06/25	06/32	—	(3)	(2)	—%	(6)(12)(28)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.5% Cash	06/25	12/32	748	739	742	0.1%	(6)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.5% Cash	06/22	06/29	1,061	957	1,049	0.1%	(3)(6)(7)(16)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.70%, 6.7% Cash	03/23	03/30	2,226	1,976	2,221	0.3%	(3)(6)(7)(9)(28)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	1,462	1,433	1,437	0.2%	(6)(7)(11)(28)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	—	(4)	(4)	—%	(6)(7)(11)(28)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	03/25	04/30	13,802	13,327	13,333	1.8%	(6)(7)(12)
Subtotal Healthcare & Pharmaceuticals (15.2%)*					119,545	113,806	110,539
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/25	12/32	1,857	1,848	1,848	0.3%	(6)(7)(11)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/25	12/32	—	(3)	(3)	—%	(6)(7)(11)(28)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.2% PIK	07/22	07/29	1,111	972	1,021	0.1%	(3)(6)(7)(10)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash, 3.2% PIK	07/22	07/29	69	68	63	—%	(3)(6)(7)(13)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.0% Cash, 3.2% PIK	07/22	07/29	953	834	876	0.1%	(3)(6)(7)(16)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	543	466	487	0.1%	(3)(6)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/31	2,406	2,382	2,382	0.3%	(6)(7)(12)
Bitly, Inc.	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	—	(1)	(1)	—%	(6)(7)(12)(28)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.2% Cash	05/25	05/31	872	858	872	0.1%	(6)(7)(12)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	05/25	05/31	—	(1)	—	—%	(6)(7)(12)(28)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.5% Cash	10/22	10/29	1,094	915	1,094	0.2%	(3)(6)(7)(9)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/21	01/27	7,718	7,683	7,718	1.1%	(6)(7)(12)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	02/25	02/32	5,953	5,881	5,892	0.8%	(6)(7)(12)(28)
Discovery Buyer, L.P.	Revolver	SOFR + 4.75%, 8.6% Cash	02/25	02/32	—	(6)	(6)	—%	(6)(7)(12)(28)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	08/25	08/32	1,638	1,618	1,620	0.2%	(6)(7)(12)(28)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	08/25	08/32	—	(4)	(4)	—%	(6)(7)(12)(28)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	07/21	07/29	11,129	11,053	11,129	1.5%	(6)(7)(12)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash, 1.0% PIK	12/22	12/29	$466	$285	$379	0.1%	(3)(6)(7)(10)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash, 1.0% PIK	12/22	12/29	228	143	186	—%	(3)(6)(7)(12)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.3% Cash, 1.0% PIK	12/22	12/29	733	434	596	0.1%	(3)(6)(7)(16)
Eurofins Digital Testing International LUX Holding SARL	Second Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.2% PIK	10/25	10/32	2,714	951	—	—%	(3)(6)(7)(9)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.8% Cash	04/25	04/32	292	286	288	—%	(3)(6)(7)(25)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	04/25	04/32	422	385	415	0.1%	(3)(6)(7)(10)(28)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	160	147	158	—%	(3)(6)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	08/31	6,758	6,758	6,758	0.9%	(6)(7)(11)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	2,869	2,831	2,865	0.4%	(6)(7)(13)(28)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(3)	—	—%	(6)(7)(13)(28)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/25	11/32	1,254	1,232	1,232	0.2%	(3)(6)(7)(12)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	12/25	11/32	440	424	426	0.1%	(3)(6)(7)(15)(28)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.2% Cash	12/25	11/32	—	(3)	—	—%	(3)(6)(7)(15)(28)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	3,302	3,227	3,280	0.4%	(6)(7)(12)(28)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(6)	(2)	—%	(6)(7)(12)(28)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	01/23	01/30	2,808	2,535	2,808	0.4%	(3)(6)(7)(10)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/23	11/30	2,215	2,207	2,205	0.3%	(6)(7)(12)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	11/23	11/29	—	(1)	—	—%	(6)(7)(12)(28)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,074	979	1,074	0.1%	(3)(6)(7)(9)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/29	6,733	6,676	6,677	0.9%	(6)(7)(12)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/29	218	213	213	—%	(6)(7)(12)(28)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	10/25	10/31	853	840	840	0.1%	(6)(7)(11)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	10/25	10/31	—	(2)	(2)	—%	(6)(7)(11)(28)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/21	10/32	12,380	12,283	12,318	1.7%	(6)(7)(12)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/24	11/31	2,755	2,755	2,738	0.4%	(6)(7)(12)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	03/22	03/28	638	633	638	0.1%	(6)(7)(11)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 9.6% Cash	03/22	03/28	—	(1)	—	—%	(6)(7)(11)(28)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	7,658	7,568	7,627	1.0%	(6)(7)(11)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	144	121	136	—%	(6)(7)(11)(28)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	960	853	960	0.1%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	05/22	05/29	$1,411	$1,397	$1,411	0.2%	(3)(6)(7)(12)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	8,984	8,906	8,903	1.2%	(6)(7)(12)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	—	(8)	(9)	—%	(6)(7)(12)(28)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	4,267	3,837	3,930	0.5%	(3)(6)(7)(10)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/22	05/29	508	508	468	0.1%	(3)(6)(7)(13)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	227	221	182	—%	(3)(6)(7)(10)(28)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,146	1,951	1,872	0.3%	(3)(6)(7)(9)(28)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	2,406	2,365	1,537	0.2%	(7)(12)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/25	10/32	1,617	1,592	1,591	0.2%	(6)(7)(11)(28)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	10/25	10/32	123	119	118	—%	(6)(7)(11)(28)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	10/23	10/30	1,132	1,110	1,118	0.2%	(3)(6)(7)(12)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/25	07/32	665	643	650	0.1%	(3)(6)(7)(10)(28)
Subtotal High Tech Industries (15.3%)*					116,935	111,986	111,603
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/25	05/31	441	441	441	0.1%	(3)(6)(7)(12)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.8% Cash	05/25	05/31	571	560	571	0.1%	(3)(6)(7)(16)
Subtotal Hotel, Gaming, & Leisure (0.1%)*					1,012	1,001	1,012
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/22	07/28	6,366	6,329	6,323	0.9%	(6)(7)(11)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	07/22	07/28	—	(3)	(4)	—%	(6)(7)(11)(28)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	12/21	05/30	2,219	2,202	2,199	0.3%	(6)(7)(12)
Superjet Buyer, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	12/21	05/30	—	(6)	(8)	—%	(6)(7)(12)(28)
Subtotal Media: Advertising, Printing, & Publishing (1.2%)*					8,585	8,522	8,510
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.3% Cash	08/20	08/26	5,031	5,015	4,936	0.7%	(6)(7)(12)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/24	03/29	3,557	3,557	3,455	0.5%	(7)(12)
Subtotal Media: Broadcasting & Subscription (1.2%)*					8,588	8,572	8,391
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/27	3,889	3,876	3,889	0.5%	(6)(7)(11)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/27	537	534	537	0.1%	(6)(7)(11)(28)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	247	—%	(3)(6)(7)(9)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	04/22	04/29	1,718	1,642	1,714	0.2%	(3)(6)(7)(15)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	06/28	3,857	3,847	3,859	0.5%	(7)(11)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/20	11/27	1,972	1,873	1,757	0.2%	(3)(6)(7)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	3,666	3,589	3,666	0.5%	(6)(7)(11)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(12)	—	—%	(6)(7)(11)(28)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	04/25	04/30	5,184	5,092	5,095	0.7%	(6)(7)(12)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	04/25	04/30	—	(11)	(11)	—%	(6)(7)(12)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.4% Cash	04/25	04/30	$4,814	$4,641	$4,648	0.6%	(6)(7)(12)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/22	11/29	13,191	12,975	12,861	1.8%	(6)(7)(12)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.0% Cash	12/22	12/28	519	504	489	0.1%	(6)(7)(12)(28)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	06/21	06/30	11,704	11,609	11,657	1.6%	(6)(7)(12)
Subtotal Media: Diversified & Production (6.9%)*					51,298	50,382	50,408
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	08/25	08/32	1,584	1,564	1,566	0.2%	(6)(7)(12)(28)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	08/25	08/32	—	(4)	(4)	—%	(6)(7)(12)(28)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	01/25	01/31	2,211	2,180	2,211	0.3%	(6)(7)(11)(28)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.4% Cash	01/25	01/31	95	88	95	—%	(6)(7)(11)(28)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.23%, 10.3% Cash	08/21	08/27	1,941	1,924	1,941	0.3%	(3)(6)(7)(12)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	3,492	3,231	1,345	0.2%	(3)(6)(7)(9)(26)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	03/24	03/30	4,373	4,289	4,373	0.6%	(6)(7)(12)(28)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	03/24	03/30	—	(8)	—	—%	(6)(7)(12)(28)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	05/23	05/30	2,376	2,211	2,311	0.3%	(3)(6)(7)(9)(28)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	03/23	03/30	5,510	4,938	5,510	0.8%	(3)(6)(7)(10)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	1,508	1,487	1,487	0.2%	(6)(7)(12)(28)
ARC Interco Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(4)	(4)	—%	(6)(7)(12)(28)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	629	563	618	0.1%	(3)(6)(7)(9)(28)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/21	11/27	3,159	3,136	3,159	0.4%	(6)(7)(11)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	11/21	11/27	—	(2)	—	—%	(6)(7)(11)(28)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,362	1,354	1,362	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	2,170	2,142	2,170	0.3%	(6)(7)(13)(28)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(3)	—	—%	(6)(7)(13)(28)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	2,649	2,420	2,649	0.4%	(6)(7)(8)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/21	08/29	7,872	7,826	7,872	1.1%	(6)(7)(11)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.8% PIK	12/20	12/28	2,559	2,524	2,190	0.3%	(3)(6)(7)(16)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	435	427	427	0.1%	(6)(7)(12)(28)
Broadway Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(2)	(2)	—%	(6)(7)(12)(28)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/24	09/30	12,977	12,855	12,861	1.8%	(6)(7)(12)(28)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/24	09/30	—	(13)	(13)	—%	(6)(7)(12)(28)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	02/22	02/28	5,744	5,689	5,744	0.8%	(6)(7)(12)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	02/22	02/28	—	(12)	—	—%	(6)(7)(12)(28)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/25	08/31	2,049	2,025	2,027	0.3%	(6)(7)(12)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 9.2% Cash	08/25	08/31	$—	$(5)	$(5)	—%	(6)(7)(12)(28)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	04/22	12/29	6,544	6,487	6,544	0.9%	(6)(7)(12)
Comply365, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	04/22	12/29	148	144	148	—%	(6)(7)(12)(28)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.3% PIK	09/21	09/28	12,746	12,398	12,436	1.7%	(3)(6)(7)(10)(28)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	11/22	09/28	4,586	4,515	4,586	0.6%	(6)(7)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.6% Cash	11/22	09/28	76	72	76	—%	(6)(7)(12)(28)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/22	06/28	1,000	993	1,000	0.1%	(3)(6)(7)(12)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	734	720	728	0.1%	(6)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	13.5% Cash	12/24	12/30	318	313	318	—%	(6)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	03/22	03/28	1,658	1,826	1,470	0.2%	(3)(6)(7)(18)(28)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	03/25	03/32	978	961	964	0.1%	(6)(7)(13)(28)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.1% Cash	03/25	03/32	—	(4)	(4)	—%	(6)(7)(13)(28)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.35%, 7.4% Cash	07/22	07/29	1,094	939	1,094	0.2%	(3)(6)(7)(9)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	5,501	4,525	5,501	0.8%	(3)(6)(7)(9)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/30	1,874	1,847	1,853	0.3%	(6)(7)(12)(28)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/30	—	(3)	(2)	—%	(6)(7)(12)(28)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	612	570	595	0.1%	(3)(6)(7)(15)(28)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/24	12/29	5,374	5,326	5,319	0.7%	(6)(7)(12)(28)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	09/24	12/29	407	401	400	0.1%	(6)(7)(12)(28)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	2,856	2,715	2,856	0.4%	(3)(6)(7)(10)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	1,834	1,630	1,637	0.2%	(3)(6)(7)(9)(28)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	5,862	4,856	5,788	0.8%	(3)(6)(7)(9)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	10,597	10,524	10,544	1.4%	(6)(7)(12)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(12)	(10)	—%	(6)(7)(12)(28)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	08/25	09/31	2,285	2,253	2,255	0.3%	(6)(7)(11)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	08/25	09/31	25	22	22	—%	(6)(7)(11)(28)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	04/22	09/27	5,302	5,263	5,116	0.7%	(6)(7)(12)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/24	01/30	1,791	1,765	1,769	0.2%	(6)(7)(11)(28)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	01/24	01/30	—	(3)	(3)	—%	(6)(7)(11)(28)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/21	06/27	4,552	4,524	4,461	0.6%	(6)(7)(12)(28)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/25	09/31	1,570	1,543	1,545	0.2%	(6)(7)(12)(28)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/25	09/31	92	89	89	—%	(6)(7)(12)(28)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	4,146	4,068	3,947	0.5%	(6)(7)(12)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	317	304	281	—%	(6)(7)(12)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	06/21	06/28	$348	$356	$345	—%	(3)(6)(7)(9)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/21	06/28	533	527	529	0.1%	(3)(6)(7)(12)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/25	07/32	814	793	795	0.1%	(3)(6)(7)(12)(28)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,811	1,803	1,803	0.2%	(6)(7)(12)(28)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(2)	(1)	—%	(6)(7)(12)(28)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	08/20	02/28	4,854	4,842	4,854	0.7%	(6)(7)(13)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	05/25	05/31	2,026	2,003	2,006	0.3%	(6)(7)(12)(28)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	05/25	05/31	—	(2)	(2)	—%	(6)(7)(12)(28)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	11,234	11,055	11,098	1.5%	(6)(7)(12)(28)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(26)	(20)	—%	(6)(7)(12)(28)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	08/24	08/30	8,879	8,771	8,791	1.2%	(6)(7)(11)
RPX Corporation	Revolver	SOFR + 5.50%, 9.3% Cash	08/24	08/30	—	(12)	(10)	—%	(6)(7)(11)(28)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.0% Cash	12/25	08/30	750	725	724	0.1%	(3)(6)(7)(18)(28)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/24	09/31	1,077	1,018	1,059	0.1%	(3)(6)(7)(9)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	04/32	647	621	628	0.1%	(3)(6)(7)(9)(28)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	6,782	6,666	6,777	0.9%	(6)(7)(11)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(9)	—	—%	(6)(7)(11)(28)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,833	1,820	1,558	0.2%	(6)(7)(12)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	345	343	294	—%	(6)(7)(12)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	09/23	09/29	8,542	8,398	8,542	1.2%	(6)(7)(13)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	09/23	09/29	—	(17)	—	—%	(6)(7)(13)(28)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/22	05/28	2,272	2,256	2,261	0.3%	(6)(7)(12)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.75%, 8.4% Cash	11/22	03/27	—	(1)	(1)	—%	(6)(7)(12)(28)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	10/21	04/27	4,640	4,620	4,593	0.6%	(3)(6)(7)(13)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	11/25	11/32	448	419	430	0.1%	(3)(6)(7)(15)(28)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.9% PIK	07/21	07/28	1,459	1,452	1,459	0.2%	(6)(12)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	11/22	11/29	1,825	1,515	1,779	0.2%	(3)(6)(7)(15)(28)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	06/24	07/30	833	809	821	0.1%	(3)(6)(7)(18)(28)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	3,197	3,017	3,188	0.4%	(3)(6)(7)(9)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(7)	(1)	—%	(3)(6)(7)(9)(28)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/23	07/29	4,550	4,458	4,532	0.6%	(6)(7)(11)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	07/23	07/29	102	95	101	—%	(6)(7)(11)(28)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/22	12/31	2,214	2,195	2,214	0.3%	(6)(7)(12)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/22	12/31	$—	$(1)	$—	—%	(6)(7)(12)(28)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	07/21	03/28	7,696	7,675	7,696	1.1%	(6)(7)(11)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	769	709	769	0.1%	(3)(6)(7)(9)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.1% Cash	12/23	12/30	1,738	1,494	1,738	0.2%	(3)(6)(7)(24)(28)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/24	11/31	7,364	7,279	7,364	1.0%	(6)(7)(12)(28)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.6% Cash	11/24	11/31	506	496	506	0.1%	(6)(7)(12)(28)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% Cash, 2.4% PIK	09/20	09/27	857	868	857	0.1%	(3)(6)(7)(9)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash, 2.4% PIK	02/21	09/27	379	379	379	0.1%	(3)(6)(7)(12)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	03/24	03/30	4,673	4,602	4,673	0.6%	(6)(7)(13)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	03/24	03/30	—	(3)	—	—%	(6)(7)(13)(28)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/22	05/29	251	233	251	—%	(3)(6)(7)(10)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.5% Cash	05/22	05/29	8,403	7,743	8,403	1.2%	(3)(6)(7)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 15.0% Cash	05/22	05/29	3,315	3,054	3,265	0.4%	(3)(6)(16)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.5% Cash	03/22	03/29	1,282	991	1,282	0.2%	(3)(6)(7)(16)
Subtotal Services: Business (34.8%)*					258,822	250,411	253,542
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/31	810	799	801	0.1%	(6)(7)(12)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/31	—	(3)	(4)	—%	(6)(7)(12)(28)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	55	55	55	—%	(6)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	07/22	07/29	4,342	3,730	4,249	0.6%	(3)(6)(7)(10)(28)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	10/20	10/27	8,456	7,961	7,754	1.1%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	2,701	2,547	502	0.1%	(3)(6)(7)(9)(26)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.5% PIK	12/25	12/30	117	117	117	—%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.5% Cash	12/25	12/26	11	11	11	—%	(3)(6)(7)(9)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	2,301	2,262	2,268	0.3%	(6)(7)(12)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	—	(3)	(2)	—%	(6)(7)(12)(28)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	696	686	686	0.1%	(6)(7)(12)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.2% Cash	04/25	04/31	4,904	4,861	4,644	0.6%	(6)(7)(12)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	04/25	04/31	—	(2)	(15)	—%	(6)(7)(12)(28)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	12,359	12,338	12,297	1.7%	(6)(7)(11)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.6% Cash	07/22	07/27	1,798	1,846	1,798	0.2%	(3)(6)(7)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	2,737	2,946	2,737	0.4%	(3)(6)(7)(20)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/23	11/29	764	746	754	0.1%	(6)(7)(11)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/23	12/31	$40	$37	$38	—%	(6)(7)(11)(28)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	11/23	11/29	864	829	864	0.1%	(3)(6)(7)(18)(28)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	18,335	18,210	18,335	2.5%	(6)(7)(13)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	214	185	167	—%	(3)(6)(7)(9)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	06/25	12/28	93	92	63	—%	(3)(6)(7)(10)(28)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.6% Cash	12/21	06/27	187	157	146	—%	(3)(6)(7)(9)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	11,456	11,407	11,341	1.6%	(6)(7)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	09/21	09/26	2,819	3,029	2,804	0.4%	(3)(6)(7)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.2% Cash	03/25	03/32	1,120	1,012	1,101	0.2%	(3)(6)(7)(9)
Subtotal Services: Consumer (10.1%)*					77,179	75,855	73,511
Structured Product
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,319	9,906	1.4%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	775	775	787	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	137	137	137	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	6,986	6,986	6,879	0.9%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	02/30	488	488	482	0.1%	(3)
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,093	1,093	1,066	0.1%	(6)
Subtotal Structured Product (2.7%)*					19,890	19,209	19,665
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 8.9% Cash	08/22	08/29	1,557	1,581	1,549	0.2%	(3)(6)(7)(23)(28)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	12/21	07/29	4,803	4,779	4,803	0.7%	(3)(6)(7)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	09/20	09/27	1,153	1,093	1,130	0.2%	(3)(6)(7)(15)
Subtotal Telecommunications (1.0%)*					7,513	7,453	7,482
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/25	12/31	997	975	975	0.1%	(6)(7)(12)(28)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/25	12/31	164	161	161	—%	(6)(7)(12)(28)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	11/21	11/29	7,605	7,521	7,589	1.0%	(6)(7)(11)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/20	12/26	2,325	2,316	2,325	0.3%	(6)(7)(11)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	7,218	7,163	7,218	1.0%	(6)(7)(12)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 8.7% Cash	04/22	11/28	7,083	6,984	7,083	1.0%	(3)(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	793	787	793	0.1%	(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	12/21	12/27	5,512	5,435	5,512	0.8%	(6)(7)(12)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.2% Cash	12/21	12/27	116	109	116	—%	(6)(7)(12)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	12/28	$5,455	$5,351	$5,303	0.7%	(6)(7)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	927	907	898	0.1%	(6)(7)(13)(28)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/24	05/30	2,600	2,600	1,960	0.3%	(6)(7)(12)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 14.4% Cash	11/25	11/29	270	270	270	—%	(6)(7)(12)(28)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.9% Cash	11/24	11/29	1,162	1,145	1,162	0.2%	(6)(7)(12)
Subtotal Transportation: Cargo (5.7%)*					42,227	41,724	41,365
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	08/30	481	481	472	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	486	486	477	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	486	486	477	0.1%	(6)(7)(12)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	1,136	1,120	1,103	0.2%	(3)(6)(28)
Subtotal Transportation: Consumer (0.3%)*					2,589	2,573	2,529
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	08/25	08/31	3,930	3,874	3,879	0.5%	(6)(7)(12)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	08/25	08/31	119	113	113	—%	(6)(7)(12)(28)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,887	3,058	0.4%	(6)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	6,640	6,557	6,580	0.9%	(6)(7)(12)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(8)	(6)	—%	(6)(7)(12)(28)
Subtotal Utilities: Electric (1.9%)*					13,765	13,423	13,624
Subtotal Debt Investments (145.8%)*					1,101,987	1,072,326	1,063,048

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$60	—%	(6)(27)
Accurus Aerospace Corporation	LLC Units		04/25		12,206.3	12	4	—%	(6)(27)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	383	0.1%	(6)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,518	0.2%	(6)(27)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(27)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	77	—%	(6)(27)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	582	0.1%	(6)(27)
Subtotal Aerospace & Defense (0.4%)*						1,244	2,624
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	167	—%	(6)(27)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	518	0.1%	(6)(27)
Recon Buyer LLC	LLC Units		11/25		38.7	39	39	—%	(6)(27)
SPATCO Energy Solutions, LLC	Common Stock		07/24		140,479.2	141	155	—%	(6)(27)
SVI International LLC	LLC Units		03/24		207,921	208	378	0.1%	(6)
Subtotal Automotive (0.2%)*						1,015	1,257

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		174,236	$2,091	$2,565	0.4%	(27)
Aegros Holdco 2 Ltd	Common Stock		05/25		425,396	6	292	—%	(3)(6)(27)
Bishop Street Underwriters, LLC	LLC Units		07/25		92,701.3	141	177	—%	(6)(27)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		284,674	998	994	0.1%	(6)
Credit Key Funding II LLC	Warrants		12/25		335,516	—	—	—%	(6)(27)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		2,777,264	2,777	2,861	0.4%	(3)(6)(27)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	1,886	1,980	0.3%	(3)(6)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		17,838.8	3,250	3,252	0.4%	(6)
ICREDITWORKS LLC	Warrants		03/25		7,107.7	—	—	—%	(6)(27)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	—	—%	(6)(27)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	—	—%	(6)(27)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(27)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	—	—%	(6)(27)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,352	0.3%	(3)(6)(27)
Subtotal Banking, Finance, Insurance, & Real Estate (2.0%)*						11,749	14,473
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,518	0.2%	(6)(27)
GMF Parent, Inc.	LLC Units		12/25		86	86	86	—%	(6)(27)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	848	0.1%	(6)(27)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	243	257	—%	(6)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		39.6	60	61	—%	(6)
Subtotal Beverage, Food, & Tobacco (0.4%)*						1,166	2,770
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		94	94	111	—%	(6)(27)
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	987	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	48	—%	(6)(27)
Rapid Buyer LLC	LLC Units		10/24		318	318	225	—%	(6)(27)
TAPCO Buyer LLC	LLC Units		11/24		67	72	104	—%	(6)(27)
Subtotal Capital Equipment (0.2%)*						1,042	1,475
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	108	—%	(6)(27)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(27)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	47	—%	(3)(6)(27)
Subtotal Chemicals, Plastics, & Rubber (—%)*						175	155
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	483	0.1%	(6)(27)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	186	—%	(6)(27)
Ocelot Holdco LLC	Common Stock		10/23		32.7	—	495	0.1%	(6)(27)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		42.7	273	427	0.1%	(6)
Subtotal Construction & Building (0.2%)*						774	1,591
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(27)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Common Stock		12/21		1,280.8	$55	$—	—%	(6)(27)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	11	—	—%	(6)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	320	—%	(6)(27)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	553	0.1%	(27)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	212	—%	(6)(27)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(6)(27)
Subtotal Consumer goods: Durable (0.1%)*						2,173	1,085
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	152	—%	(6)(27)
Ice House America, L.L.C.	LLC Units		01/24		1,455.7	145	87	—%	(6)(27)
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	87	114	—%	(6)(27)
Subtotal Consumer goods: Non-durable (—%)*						367	353
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	456	0.1%	(6)
Five Star Holding LLC	LLC Units		05/22		504.5	504	409	0.1%	(6)(27)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	865
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	8,989	8,168	1.1%	(6)
Subtotal Environmental Industries (1.1%)*						8,989	8,168
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	1,330	0.2%	(3)(6)(27)
Amalfi Midco	Warrants		09/22		190,193	2	583	0.1%	(3)(6)(27)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(27)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(27)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(27)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(27)
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	122	140	—%	(6)
Forest Buyer, LLC	Class B LLC Units		03/24		121.7	—	61	—%	(6)(27)
GCDL LLC	Common Stock		08/24		243,243.24	243	355	—%	(6)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(27)
HemaSource, Inc.	Common Stock		08/23		50,540	51	70	—%	(6)(27)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	202	—%	(3)(6)(27)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	181	—%	(6)(27)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	11/25		983.3	11	30	—%	(6)
SCP Medical Products, LLC.	LLC Units		06/25		196.6	27	27	—%	(6)(27)
TA KHP Aggregator, L.P.	Common Stock		06/25		15,737	16	19	—%	(6)(27)
Unosquare, LLC	LLC Units		06/25		61,940.5	62	51	—%	(6)(27)
VB Spine Intermediary II LLC	LLC Units		04/25		230,301	—	—	—%	(6)(27)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						1,891	3,049

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	$—	$—	—%	(3)(6)(27)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	35	14	—%	(3)(6)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	35	14	—%	(3)(6)
CH Buyer, LLC	LLC Units		05/25		685	69	78	—%	(6)(27)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	1,251	0.2%	(6)(27)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		162,054	—	—	—%	(3)(6)(27)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		234,318.0	—	—	—%	(3)(6)(27)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,312	2,856	0.4%	(6)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	30	—%	(6)(27)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	132	—%	(6)(27)
NAW Buyer LLC	LLC Units		09/23		94,502	95	119	—%	(6)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	145	—%	(6)(27)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	118	—%	(6)(27)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	169	—%	(6)(27)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	247	—%	(6)(27)
Subtotal High Tech Industries (0.7%)*						6,536	5,173
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	97	131	—%	(6)(27)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	34	—%	(6)(27)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(27)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(27)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	532	0.1%	(6)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						452	697
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	1,182	0.2%	(6)(27)
Subtotal Media: Broadcasting & Subscription (0.2%)*						409	1,182
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	745	0.1%	(6)
Rock Labor LLC	LLC Units		09/23		132,475	709	782	0.1%	(6)(27)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	161	—%	(6)(27)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	566	0.1%	(6)
Subtotal Media: Diversified & Production (0.3%)*						1,779	2,254
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		60,770	61	61	—%	(6)(27)
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	203	—%	(6)(27)
Broadway Buyer, LLC	LLC Units		12/25		62,411	62	62	—%	(6)(27)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,947	0.3%	(6)(27)
Coyo Uprising GmbH	Class A Units		09/21		531	248	294	—%	(3)(6)(27)
Coyo Uprising GmbH	Class B Units		09/21		231	538	507	0.1%	(3)(6)(27)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	235	—%	(6)(27)
EFC International	Common Stock		03/23		145.5	205	193	—%	(6)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	354	—%	(6)(27)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	162	—%	(6)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
MB Purchaser, LLC	LLC Units		01/24		22	$23	$26	—%	(6)(27)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	353	—%	(6)(27)
MIV Buyer, LLC	LLC Units		09/25		515	51	52	—%	(6)(27)
NF Holdco, LLC	LLC Units		03/23		426,340	439	149	—%	(6)(27)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	45	—%	(6)(27)
SmartShift Group, Inc.	Common Stock		09/23		183	183	395	0.1%	(6)(27)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	43	—%	(6)(27)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	36	—%	(6)(27)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	491	0.1%	(3)(6)(27)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	41	—%	(3)(6)(27)
Subtotal Services: Business (0.8%)*						3,811	5,649
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		156,501.2	157	186	—%	(6)
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,054	0.1%	(6)(27)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,745	—	—	—%	(3)(6)(27)
Subtotal Services: Consumer (0.2%)*						1,008	1,240
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	61	—%	(3)(6)(27)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	—	—%	(3)(6)(27)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,439	1.6%	(6)
Subtotal Telecommunications (1.6%)*						11,553	11,500
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		161.6	162	364	—%	(6)(27)
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	191	—%	(6)(27)
FragilePak LLC	Partnership Units		05/21		889.3	889	632	0.1%	(6)(27)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	480	0.1%	(6)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,159	5,090	—	—%	(6)(27)
Subtotal Transportation: Cargo (0.2%)*						6,805	1,667
Subtotal Equity Investments (8.5%)*						66,518	70,257
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			646	743	0.1%	(6)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						646	743
Subtotal Royalty Rights (0.1%)*						646	743
Subtotal Non-Control / Non-Affiliate Investments (155.5%)*						1,139,490	1,134,048

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$3,204	$3,204	$3,204	0.4%	(6)(28)
Subtotal Aerospace & Defense (0.4%)*					3,204	3,204	3,204
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	07/21	02/29	4,896	4,871	4,896	0.7%	(6)(11)(28)

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	$2,246	$2,237	$2,246	0.3%	(6)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.9% Cash	11/25	11/30	1,433	1,335	1,333	0.2%	(6)(7)(12)(28)
Subtotal Banking, Finance, Insurance, & Real Estate (1.2%)*					8,575	8,443	8,475
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% PIK	12/23	12/28	3,472	3,472	3,385	0.5%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (0.5%)*					3,472	3,472	3,385
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% PIK	12/22	12/29	5,263	4,547	3,137	0.4%	(3)(6)(7)(10) (26)(28)
Subtotal Healthcare & Pharmaceuticals (0.4%)					5,263	4,547	3,137
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,896	7,946	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,680	3,663	0.5%	(6)
Subtotal Hotel, Gaming, & Leisure (1.6%)*					12,141	11,576	11,609
Subtotal Debt Investments (4.1%)*					32,655	31,242	29,810

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,068,037.3	$1,069	$1,068	0.1%	(6)(27)
Subtotal Aerospace & Defense (0.1%)*						1,069	1,068
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,978	68,948	9.5%	(6)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% PIK	02/23		50,500	64,650	64,649	8.9%	(6)(12)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	2,327	0.3%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (18.6%)*						110,628	135,924
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		497,228	4,871	3,570	0.5%	(6)(27)
Subtotal Chemicals, Plastics, & Rubber (0.5%)*						4,871	3,570
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		42,639,499	—	—	—%	(3)(6)(27)
Subtotal Healthcare & Pharmaceuticals(—%)						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,992	1.4%	(6)(27)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						8,248	9,992
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			14,646	16,357	2.2%	(3)(30)
Thompson Rivers LLC	6.6% Member Interest		06/20			7,777	1,782	0.2%	(27)(30)
Waccamaw River LLC	20% Member Interest		02/21			17,106	4,409	0.6%	(3)(30)
Subtotal Investment Funds & Vehicles (3.1%)*						39,529	22,548
Subtotal Equity Investments (26.9%)*						164,345	173,102
Subtotal Affiliate Investments (29.8%)*						195,587	202,912
Total Investments, December 31, 2025 (183.4%)*						$1,335,077	$1,336,960

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$26,891	A$40,492	HSBC Bank USA	03/31/26	$(112)
Foreign currency forward contract (CAD)	$1,296	C$1,785	BNP Paribas SA	03/31/26	(10)
Foreign currency forward contract (DKK)	$744	4,740kr.	HSBC Bank USA	03/31/26	(4)
Foreign currency forward contract (EUR)	$650	€550	BNP Paribas SA	03/31/26	2
Foreign currency forward contract (EUR)	$29,994	€25,611	HSBC Bank USA	03/31/26	(177)
Foreign currency forward contract (GBP)	£1,000	$1,346	HSBC Bank USA	03/31/26	(2)
Foreign currency forward contract (GBP)	$35,247	£26,432	BNP Paribas	03/31/26	(283)
Foreign currency forward contract (NZD)	$6,803	NZ$11,712	HSBC Bank USA	03/31/26	44
Foreign currency forward contract (NOK)	$2,433	24,673kr	BNP Paribas	03/31/26	(13)
Foreign currency forward contract (SEK)	$2,084	19,285kr	HSBC Bank USA	03/31/26	(16)
Foreign currency forward contract (CHF)	$2,437	1,934Fr.	HSBC Bank USA	03/31/26	(21)
Total Foreign Currency Forward Contracts, December 31, 2025					$(592)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Capital Investment Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2025 represented 183.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.5% of total investments at fair value as of December 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,494	$—	$—	$—	$(137)	$16,357	$1,000
		16,494	—	—	—	(137)	16,357	1,000

Biolam Group(d)	Firs Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.5% PIK)(e)	—	2,358	(159)	112	826	3,137	14
	Ordinary Shares (42,639,499 shares)	—	—	—	—	—	—	—
		—	2,358	(159)	112	826	3,137	14

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% PIK)	2,566	906	—	—	(87)	3,385	395
	Common Stock (497,228 shares)	4,505	—	—	—	(935)	3,570	—
		7,071	906	—	—	(1,022)	6,955	395

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment	December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	$7,885	$52	$—	$—	$9	$7,946	$716
	Subordinated Term Loan (8.0% Cash)	3,635	19	—	—	9	3,663	326
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	71	—	—	1,584	21,601	1,042

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.3% Cash)	4,986	4,052	(4,132)	—	(10)	4,896	546
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	3	—	—	(3)	2,246	175
	LLC Units (44,197,541 units)	67,622	11	—	—	1,315	68,948	8,178
		74,854	4,066	(4,132)	—	1,302	76,090	8,899

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.9% Cash)	—	1,335	—	—	(2)	1,333	19
	Preferred LP Units (50,500 units) (SOFR + 6.00% PIK, 9.9% PIK)	60,085	6,383	(1,810)	—	(9)	64,649	6,383
	Common LP Units (15.4 units)	157	—	—	—	2,170	2,327	200
		60,242	7,718	(1,810)	—	2,159	68,309	6,602

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	717	2,523	(36)	—	—	3,204	282
	LLC Units (1,068,037.3 units)	239	831	—	—	(2)	1,068	—
		956	3,354	(36)	—	(2)	4,272	282

Thompson Rivers LLC	6.6% Member Interest	2,979	—	(1,189)	—	(8)	1,782	—
		2,979	—	(1,189)	—	(8)	1,782	—

Waccamaw River LLC	20% Member Interest	10,730	—	(5,843)	—	(478)	4,409	907
		10,730	—	(5,843)	—	(478)	4,409	907

Total Affiliate Investments		$193,272	$18,473	$(13,169)	$112	$4,224	$202,912	$19,141
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
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2025 was 1.93900%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2025 was 2.02600%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2024 was 2.10700%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2025 was 3.68751%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2025 was 3.65166%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2025 was 3.57418%.
(14)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2025 was 3.73350%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2025 was 3.71660%.

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2025 was 3.64430%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2025 was 3.55000%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2025 was 3.73750%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2025 was 4.12100%.
(20)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2025 was 2.49000%.
(21)The interest rate on these loans is subject to 3 Month SARON, which as of December 31, 2025 was -0.04380%.
(22)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2025 was -0.03826%.
(23)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2025 was 3.89000%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2025 was 1.95800%.
(25)The interest rate on these loans is subject to 3 Month CORRA, which as of December 31, 2025 was 2.30000%.
(26)Non-accrual investment.
(27)Investment is non-income producing.
(28)Position or portion thereof is an unfunded loan or equity commitment.
(29)PIK non-accrual investment.
(30)Portfolio company does not issue shares or units; member interest is based on commitments

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	11/24	11/27	$2,036	$1,996	$1,971	0.3%	(3)(6)(7)(9)(27)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	02/21	01/27	4,121	4,108	4,071	0.6%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	3,436	3,382	3,382	0.5%	(6)(7)(12)(27)
Northstar Recycling, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(9)	(9)	—%	(6)(7)(12)(27)
Subtotal Environmental Industries (3.4%)*					23,193	23,077	23,344
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	7,732	7,125	5,088	0.7%	(3)(6)(7)(28)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% Cash	09/22	10/28	145	151	145	—%	(3)(6)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,972	2,708	2,746	0.4%	(3)(6)(7)
APOG Bidco Pty Ltd	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 12.0% Cash	04/22	03/30	387	462	387	0.1%	(3)(6)(7)(19)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	11/21	11/28	309	318	309	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	1,851	1,919	1,851	0.3%	(3)(6)(7)(16)(27)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,481	1,659	1,481	0.2%	(3)(6)(7)(18)(27)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	4,310	4,377	2,571	0.4%	(3)(6)(7)(10)(25) (27)
BVI Medical, Inc.	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	06/22	06/26	5,807	5,799	5,731	0.8%	(6)(7)(9)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 10.3% PIK	06/21	12/26	1,522	1,781	345	—%	(3)(6)(7)(20)(25)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	65	64	185	—%	(3)(6)(27)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	2,830	3,003	2,796	0.4%	(3)(6)(7)(10)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	10/21	10/28	2,461	2,483	2,461	0.4%	(3)(6)(7)(10)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	05/24	05/29	1,995	1,939	1,952	0.3%	(6)(7)(12)
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	188	190	142	—%	(3)(6)(7)(9)(27)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	09/21	09/28	3,177	3,145	3,006	0.4%	(3)(6)(7)(12)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 6.3% Cash, 2.3% PIK	09/21	09/28	306	306	289	—%	(3)(6)(7)(12)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.0% Cash, 2.0% PIK	09/21	09/27	3,714	3,677	3,279	0.5%	(6)(7)(12)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	01/23	01/30	1,577	1,600	1,552	0.2%	(3)(6)(7)(9)(27)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	4,685	4,872	4,613	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/24	03/30	6,134	6,049	6,091	0.9%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	03/24	03/30	—	(6)	(2)	—%	(6)(7)(12)(27)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/27	539	529	529	0.1%	(6)(7)(12)(27)
GCDL LLC	Revolver	SOFR +6.00%, 10.4% Cash	08/24	08/27	—	(2)	(2)	—%	(6)(7)(12)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	271	285	271	—%	(3)(6)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	33	34	33	—%	(3)(6)(7)(27)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	06/22	06/29	446	446	189	—%	(3)(6)(7)(8)(25)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.5% Cash	10/22	10/29	888	873	871	0.1%	(3)(6)(7)(9)(27)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	694	704	602	0.1%	(3)(6)(7)(18)(27)

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings LLC (“Barings” or “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Capital Investment Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed below under Significant Accounting Policies - Valuation of Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material effect on the Company’s income tax disclosures or overall financial statements; therefore, no additional disclosures were required upon adoption.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
The Adviser, as Valuation Designee (as defined below), conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board has designated the Adviser as valuation designee (the “Valuation Designee”) to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2025 and 2024. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2025 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$813,850	Yield Analysis	Market Yield	6.6% – 27.0%	10.2%	Decrease
	29,957	Market Approach	Adjusted EBITDA Multiple	0.2x– 12.0x	9.2x	Increase
	138,193	Recent Transaction	Transaction Price	98.0% – 100.0%	99.1%	Increase
Subordinated debt and 2nd lien notes	57,760	Yield Analysis	Market Yield	8.0% – 22.5%	12.8%	Decrease
	15,977	Market Approach	Adjusted EBITDA Multiple	0.7x – 26.0x	16.8x	Increase
	1,333	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares(1)	25,716	Yield Analysis	Market Yield	11.0% – 32.8%	16.2%	Decrease
	170,379	Market Approach	Adjusted EBITDA Multiple	0.2x – 27.0x	16.8x	Increase
	844	Market Approach	Revenue Multiple	5.3x – 8.5x	5.4x	Increase
	9,992	Discounted Cash Flow Analysis	Discount Rate	12.4%	12.4%	Decrease
	4,840	Net Asset Approach	Liabilities	$(93,817.9) – $(117,319.9)	$(107,707.2)	Decrease
	2,310	Recent Transaction	Transaction Price	$0.00 – $1,000.00	$56.02	Increase
Equity warrants	583	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.3x	11.3x	Increase
Royalty rights	743	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease

(1) Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $8,491, were value by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the year ended December 31, 2025, five senior debt and first lien note positions with an aggregate fair value of $14.3 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $1.2 million transitioned from a market approach to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$849,648	Yield Analysis	Market Yield	6.5% – 75.8%	10.4%	Decrease
	11,289	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.0x	7.2x	Increase
	106,320	Recent Transaction	Transaction Price	95.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes(1)	51,725	Yield Analysis	Market Yield	8.0% – 18.6%	12.7%	Decrease
	14,900	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	15.8x	Increase
	3,650	Expected Recovery	Expected Recovery	$3,650.0	$3,650.0	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(2)	495	Yield Analysis	Market Yield	9.7%	9.7%	Decrease
Equity shares(3)	20,101	Yield Analysis	Market Yield	10.8% – 30.5%	15.4%	Decrease
	168,912	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	12.6x	Increase
	1,090	Market Approach	Revenue Multiple	5.5x – 8.8x	5.8x	Increase
	8,426	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	2,583	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	2,755	Recent Transaction	Transaction Price	$1.00– $1,847.58	$1,448.37	Increase
Equity warrants	1,217	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.3x	Increase
Royalty rights	2,917	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both December 31, 2025 and December 31, 2024, the Company had five portfolio companies with investments that were on non-accrual.
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
PIK interest and dividend income for the years ended December 31, 2025, 2024, and 2023, was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK interest income	$9,297	$6,753	$7,854
PIK interest income as a % of investment income	6.4%	4.3%	5.3%
PIK dividend income	$7,411	$7,438	$6,820
PIK dividend income as % of investment income	5.1%	4.7%	4.6%
Total PIK income	$16,708	$14,191	$14,674
Total PIK income as a % of investment income	11.6%	9.0%	9.8%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both December 31, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Fee and other income for the years ended December 31, 2025, 2024, and 2023, was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$4,232	$4,107	$3,916
Management, valuation and other fees	873	839	1,309
Royalty income	187	211	—
Total Recurring Fee and Other Income	5,292	5,157	5,225
Non-Recurring Fee and Other Income:
Prepayment fees	557	598	394
Acceleration of unamortized loan origination fees	1,882	2,535	1,100
Advisory, loan amendment and other fees	997	313	541
Total Non-Recurring Fee and Other Income	3,436	3,446	2,035
Total Fee and Other Income	$8,728	$8,603	$7,260
General and Administrative Expenses
General and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of an administration agreement (the “Administration Agreement”) and other costs related to operating the Company.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Segments
The Company lends to and invests in customers in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described in “Significant Accounting Policies.” The Company has identified the Co-Chief Executive Officers, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business—Investment Criteria” included in Item 1 of Part I of this Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and net increase in net assets resulting from operations are presented on the accompanying Consolidated Statements of Operations.
Concentration of Credit Risk
As of December 31, 2025 and 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2025 and 2024, the Company’s largest single portfolio company investment represented approximately 5.7% and 5.5%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2025, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of December 31, 2025, the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 61 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 27 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 12 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 64 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 23 investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2025 and 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, when the Company declares a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested (net of applicable withholding tax) in shares of the Company’s common stock, rather than receiving cash dividends.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2025:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 23, 2023	March 8, 2023	March 15, 2023	$0.60	$9,152	$7,525	$16,677
May 4, 2023	May 31, 2023	June 14, 2023	0.62	9,460	7,988	17,448
August 9, 2023	August 30, 2023	September 13, 2023	0.63	9,617	8,342	17,959
November 9, 2023	November 29, 2023	December 13, 2023	0.63	9,653	8,545	18,198
Total 2023 dividends and distributions			$2.48	$37,882	$32,400	$70,282
February 22, 2024	February 28, 2024	March 13, 2024	$0.64	$9,794	$8,939	$18,733
May 7, 2024	May 29, 2024	June 12, 2024	0.64	9,911	9,079	18,990
August 7, 2024	August 28, 2024	September 11, 2024	0.64	9,903	9,345	19,248
November 6, 2024	November 27, 2024	December 11, 2024	0.64	13,916	5,597	19,513
Total 2024 dividends and distributions			$2.56	$43,524	$32,960	$76,484
February 20, 2025	February 26, 2025	March 12, 2025	$0.64	$9,901	$9,770	$19,671
May 8, 2025	May 28, 2025	June 11, 2025	0.64	9,939	10,009	19,948
August 7, 2025	August 27, 2025	September 10, 2025	0.64	9,937	10,295	20,232
November 6, 2025	November 26, 2025	December 10, 2025	0.64	9,936	10,588	20,524
Total 2025 dividends and distributions			$2.56	$39,713	$40,662	$80,375
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
For the years ended December 31, 2025, 2024 and 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $2.1 million, $2.1 million, and $2.0 million, respectively. As of December 31, 2025, the Base Management Fee of $0.5 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Base Management Fee of $0.5 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
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
• “Floating Rate” means the Replacement Rate. In the event that the Floating Rate is a negative value, then the Floating Rate shall be zero. Beginning with the quarter ended June 30, 2023, the Floating Rate means the Replacement Rate following the occurrence of a Floating Rate Transition Event and its related Floating Rate Replacement Date.
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
For the years ended December 31, 2025, 2024 and 2023, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $11.7 million, $11.2 million and $11.5 million, respectively. As of December 31, 2025, the Income-Based Fee of $3.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Income-Based Fee of $2.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets.
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
For the years ended December 31, 2025, 2024 and 2023, the net Capital Gains Fee accrual was nil.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), and will continue automatically for

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For each of the years ended December 31, 2025, 2024 and 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million. As of December 31, 2025, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the administrative expenses of $0.3 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%	137%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6	10
Structured products	19,208	1	19,666	1	3
Equity shares	191,329	14	220,229	16	30
Equity warrants	2	—	583	—	—
Royalty rights	646	—	743	—	—
Investments in joint ventures	39,529	3	22,548	2	3
	$1,335,077	100%	$1,336,960	100%	183%
December 31, 2024:
Senior debt and 1st lien notes	$1,038,486	76%	$1,007,792	74%	145%
Subordinated debt and 2nd lien notes	79,093	6	77,500	6	11
Structured products	27,498	2	27,397	2	4
Equity shares	181,837	13	209,930	16	30
Equity warrants	2	—	1,217	—	—
Royalty rights	1,813	—	2,917	—	1
Investments in joint ventures	46,560	3	30,203	2	5
	$1,375,289	100%	$1,356,956	100%	196%
During the year ended December 31, 2025, the Company made new portfolio company investments totaling $138.1 million, made additional investments in existing portfolio companies totaling $59.4 million and made a $1.4 million debt investment alongside other related party affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the year ended December 31, 2024, the Company made new portfolio company investments totaling $155.4 million and made additional investments in existing portfolio companies totaling $110.6 million.
During the year ended December 31, 2023, the Company made new portfolio company investments totaling $99.2 million, made additional investments in existing portfolio companies totaling $91.7 million, made additional investments in joint venture equity portfolio companies totaling $2.5 million and made a $50.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2025 and 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$16,121	$982,000	$998,121
Subordinated debt and 2nd lien notes	—	—	75,070	75,070
Structured products	—	11,175	8,491	19,666
Equity shares	—	3,118	217,111	220,229
Equity warrants	—	—	583	583
Royalty rights	—	—	743	743
Investments subject to leveling	$—	$30,414	$1,283,998	$1,314,412
Investment in joint ventures (1)				22,548
				$1,336,960

	Fair Value at December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$40,535	$967,257	$1,007,792
Subordinated debt and 2nd lien notes	—	—	77,500	77,500
Structured products	—	11,906	15,491	27,397
Equity shares	—	358	209,572	209,930
Equity warrants	—	—	1,217	1,217
Royalty rights	—	—	2,917	2,917
Investments subject to leveling	$—	$52,799	$1,273,954	$1,326,753
Investment in joint ventures (1)				30,203
				$1,356,956

(1) The Company’s investments in Banff L.P., Thompson Rivers LLC and Waccamaw River LLC (each as defined below) are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
New investments	169,313	18,457	—	8,753	—	—	196,523
Investment restructuring	(432)	432	—	—	—	—	—
Transfers out of Level 3 (1)	—	(6,523)	(6,121)	(8,675)	—	—	(21,319)
Proceeds from sales of investments / return of capital	(4,323)	—	—	(7,803)	—	(2,401)	(14,527)
Loan origination fees received	(2,482)	(420)	—	—	—	—	(2,902)
Principal repayments received	(170,930)	(16,797)	(1,078)	—	—	—	(188,805)
Payment-in-kind interest /dividends	4,860	2,575	—	7,333	—	—	14,768
Accretion of loan premium / discount	203	—	—	—	—	—	203
Accretion of deferred loan origination revenue	5,593	517	—	—	—	—	6,110
Realized gain (loss)	(5,555)	(524)	—	4,651	—	1,233	(195)
Unrealized appreciation (depreciation)	18,496	(147)	199	3,280	(634)	(1,006)	20,188
Fair value, end of period	$982,000	$75,070	$8,491	$217,111	$583	$743	$1,283,998

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$949,079	$96,851	$14,915	$192,563	$1,043	$—	$1,254,451
New investments	218,865	21,614	500	8,069	—	1,936	250,984
Investment restructuring	(18,105)	—	—	5,090	—	—	(13,015)
Transfers into (out of) Level 3, net (1)	(504)	—	—	(1,689)	—	—	(2,193)
Proceeds from sales of investments / return of capital	(4,574)	—	—	(278)	—	(122)	(4,974)
Loan origination fees received	(3,253)	(296)	—	—	—	—	(3,549)
Principal repayments received	(160,749)	(44,974)	(1,786)	—	—	—	(207,509)
Payment-in-kind interest /dividends	2,643	3,615	—	7,144	—	—	13,402
Accretion of loan premium / discount	403	115	—	—	—	—	518
Accretion of deferred loan origination revenue	5,714	896	—	—	—	—	6,610
Realized gain (loss)	(8,625)	(74)	—	97	—	—	(8,602)
Unrealized appreciation (depreciation)	(13,637)	(247)	1,862	(1,424)	174	1,103	(12,169)
Fair value, end of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the years ended December 31, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $16.1 million during the year ended December 31, 2025 was related to portfolio company investments that were still held by the Company as of December 31, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $19.6 million during the year ended December 31, 2024 was related to portfolio company investments that were still held by the Company as of December 31, 2024.
During the year ended December 31, 2025, the Company made investments of approximately $156.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2025, the Company made investments of $42.1 million in companies to which it was previously committed to provide such financing.
During the year ended December 31, 2024, the Company made investments of approximately $215.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2024, the Company made investments of $51.0 million in companies to which it was previously committed to provide such financing.
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2025, the Company held a 10.0% partnership interest in Banff. As of December 31, 2025, the cost and fair value

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
of the Company’s investment in Banff was $14.6 million and $16.4 million, respectively. As of December 31, 2024, the cost and fair value of the Company’s investment in Banff was $14.6 million and $16.5 million, respectively.
For both years ended December 31, 2025 and 2024, Banff declared $10.0 million in dividends, of which $1.0 million was recognized as dividend income in the Company’s Consolidated Statements of Operations.
The total value of Banff’s investment portfolio was $106.3 million as of December 31, 2025, as compared to $116.9 million as of December 31, 2024. As of December 31, 2025, Banff’s investments had an aggregate cost of $113.4 million, as compared to $128.2 million as of December 31, 2024. As of December 31, 2025 and December 31, 2024, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$112,466	99%	$106,250	100%
Equity shares	972	1	—	—
	$113,438	100%	$106,250	100%
December 31, 2024:
Senior debt and 1st lien notes	$127,220	99%	$116,036	99%
Equity shares	972	1	825	1
	$128,192	100%	$116,861	100%
As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 8.8% and 9.6%, respectively.
The industry composition of Banff’s investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

($ in thousands)	December 31, 2025		December 31, 2024
Aerospace & Defense	$9,750	9%	$9,884	8%
Banking, Finance, Insurance, & Real Estate	17,495	16	15,911	14
Beverage, Food, & Tobacco	8,737	8	7,694	6
Construction & Building	1,335	1	1,435	1
Consumer goods: Durable	1,908	2	1,784	1
Consumer goods: Non-durable	6,266	6	5,639	5
Containers, Packaging, & Glass	6,995	7	6,316	5
Healthcare & Pharmaceuticals	7,244	7	13,193	11
High Tech Industries	7,468	7	7,716	7
Media: Advertising, Printing, & Publishing	267	—	1,919	2
Media: Diversified & Production	2,253	2	4,201	4
Services: Business	19,106	18	20,606	18
Services: Consumer	12,532	12	11,477	10
Telecommunications	—	—	3,186	3
Transportation: Cargo	4,894	5	5,900	5
Total	$106,250	100%	$116,861	100%

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

($ in thousands)	December 31, 2025		December 31, 2024
Australia	$2,289	2%	$2,196	2%
Belgium	8,736	8	7,694	7
Canada	271	—	604	1
France	26,848	25	25,808	22
Germany	4,660	4	4,058	3
Hong Kong	6,333	6	6,248	5
Netherlands	10,034	10	8,924	8
New Zealand	—	—	2,410	2
Singapore	3,960	4	4,000	3
United Kingdom	15,997	15	18,337	16
USA	27,122	26	36,582	31
Total	$106,250	100%	$116,861	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both December 31, 2025 and December 31, 2024, the Company had sold $187.9 million of its investments to Banff. As of both December 31, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2025. As of December 31, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
For the years ended December 31, 2025 and 2024, Thompson Rivers declared $18.0 million and $37.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $1.2 million and $2.5 million, respectively, of the distributions as a return of capital.
As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 billion in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of December 31, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million and $43.5 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $68.5 million and $90.3 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson Rivers’ repurchase agreement with Barclays Bank was terminated.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings Capital Investment Corporation(1)	$32,318	$32,318
Total contributed capital by all members(2)	482,083	482,083
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both December 31, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2025. As of December 31, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the years ended December 31, 2025 and 2024, Waccamaw River declared $33.8 million and $28.1 million, respectively, in distributions, of which $0.9 million and $3.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $5.8 million and $2.1 million, respectively, of the distributions as a return of capital.
As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7.8 thousand, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members(1)	139,020	139,020
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $85.6 million of total contributed capital by related parties as of both December 31, 2025 and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of December 31, 2025 and December 31, 2024, $4.9 million and $5.0 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of December 31, 2025 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. On November 25, 2025, the Company made a second lien senior secured loan of $5.0 million, alongside other related party affiliates. As of December 31, 2025, $1.4 million of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.

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
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2025 and 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Credit Facility:
January 15, 2021	June 30, 2028	5.418%	$562,286	$650,124
Total Credit Facility			$562,286	$650,124
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(57)	(107)
Total Notes			$99,943	$99,893
The Company’s summary information of its borrowings were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Combined weighted average interest rate(1)	5.896%	6.964%
Combined weighted average debt outstanding	$706,928	$730,691
(1) Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 210.2% as of December 31, 2025.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of December 31, 2025, the Company was in compliance with all covenants of the ING Credit Facility.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2025, the Company had U.S. dollar borrowings of $393.5 million under the ING Credit Facility with an interest rate of 5.883% (with Term SOFR borrowings subject to one month SOFR of 3.783%), borrowings denominated in British pounds sterling of £24.2 million ($32.6 million U.S. dollars) with an interest rate of 6.003% (one month SONIA of 3.970%) and borrowings denominated in Euros of €116.0 million ($136.2 million U.S. dollars) with an interest rate of 3.938% (one month EURIBOR of 1.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
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
As of December 31, 2025 and 2024, the fair values of the borrowings outstanding under the ING Credit Facility was $562.3 million, and $650.1 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
The February 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February 2027 Notes at the time outstanding may declare all February 2027 Notes then outstanding to be immediately due and payable.
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of December 31, 2025, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of December 31, 2025 and 2024, the fair values of the outstanding February 2027 Notes was $98.4 million and $95.5 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2025 and 2024, the Company recorded a net expense of $1.5 million and $2.0 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2025, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

($ in thousands)	December 31,
	2025	2024	2023
Additional paid-in capital	$1,192	$(1,606)	$50
Total distributable earnings	(1,192)	1,606	(50)
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2022-2024), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2025, 2024 and 2023 is as follows:

($ in thousands)	Year Ended December 31,
	2025	2024	2023
Ordinary income	$80,375	$76,484	$68,692
Distribution of realized gains	—	—	1,591
Distributions on a tax basis	$80,375	$76,484	$70,283
At December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of Capital Gains Fees, organizational costs and the tax treatment of certain partnership investments, as follows:

($ in thousands)	December 31,
	2025	2024	2023
Undistributed net investment income	$37,343	$48,451	$19,917
Accumulated capital gains (losses)	(16,128)	(10,297)	(5,866)
Other temporary differences	(131)	(145)	(157)
Unrealized appreciation (depreciation)	(715)	(11,266)	2,622
Components of distributable earnings at year end	$20,369	$26,743	$16,516
Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2025, the Company estimates that it will have a capital loss carryforward of approximately $16.1 million ($6.2 million of short-term capital losses and $9.9 million long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2024, the Company estimates that it will have a capital loss carryforward of approximately $10.3 million ($2.2 million of short-term capital losses and $8.1 million long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2025 and 2024 was approximately $1,333.6 million and $1,391.8 million, respectively. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $0.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $64.5 million. As of December 31, 2024, net unrealized depreciation on the Company’s

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
investments (tax basis) was approximately $11.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $62.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $73.7 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had a net deferred tax liability of $1.7 million and $1.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of December 31, 2025 and 2024:

As of December 31, 2025: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$26,891	A$40,492	03/31/26	$(112)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,296	C$1,785	03/31/26	(10)	Derivative liabilities
Foreign currency forward contract (DKK)	$744	4,740kr.	03/31/26	(4)	Derivative liabilities
Foreign currency forward contract (EUR)	$650	€550	03/31/26	2	Derivative assets
Foreign currency forward contract (EUR)	$29,994	€25,611	03/31/26	(177)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,000	$1,346	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$35,247	£26,432	03/31/26	(283)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,803	NZ$11,712	03/31/26	44	Derivative assets
Foreign currency forward contract (NOK)	$2,433	24,673kr	03/31/26	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,084	19,285kr	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,437	1,934Fr.	03/31/26	(21)	Derivative liabilities
Total				$(592)

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024: Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$39,181	$24,943	01/08/25	$(715)	Derivative liabilities
Foreign currency forward contract (AUD)	A$1,000	$627	04/07/25	(9)	Derivative liabilities
Foreign currency forward contract (AUD)	$26,827	A$39,181	01/08/25	2,600	Derivative assets
Foreign currency forward contract (AUD)	$25,436	A$39,950	04/07/25	728	Derivative assets

Foreign currency forward contract (CAD)	C$4,698	$3,322	01/08/25	(60)	Derivative liabilities
Foreign currency forward contract (CAD)	C$3,000	$2,100	04/07/25	(10)	Derivative liabilities
Foreign currency forward contract (CAD)	$3,487	C$4,698	01/08/25	225	Derivative assets
Foreign currency forward contract (CAD)	$47	C$67	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$3,362	C$4,738	04/07/25	60	Derivative assets

Foreign currency forward contract (DKK)	4,319kr.	$608	01/08/25	(9)	Derivative liabilities
Foreign currency forward contract (DKK)	$13	87kr.	01/08/25	—	Derivative assets
Foreign currency forward contract (DKK)	$635	4,232kr.	01/08/25	47	Derivative assets
Foreign currency forward contract (DKK)	$616	4,349kr.	04/07/25	9	Derivative assets

Foreign currency forward contract (EUR)	€5,830	$6,158	01/08/25	(123)	Derivative liabilities
Foreign currency forward contract (EUR)	€105,535	$110,836	01/08/25	(1,580)	Derivative liabilities
Foreign currency forward contract (EUR)	$121,765	€109,064	01/08/25	8,855	Derivative assets
Foreign currency forward contract (EUR)	$2,440	€2,300	01/08/25	59	Derivative assets
Foreign currency forward contract (EUR)	$107,673	€102,113	04/07/25	1,524	Derivative assets

Foreign currency forward contract (GBP)	£21,287	$27,118	01/08/25	(468)	Derivative liabilities
Foreign currency forward contract (GBP)	$28,351	£21,287	01/08/25	1,701	Derivative assets
Foreign currency forward contract (GBP)	$26,184	£20,560	04/07/25	462	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,993	$6,361	01/08/25	(211)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,742	NZ$10,764	01/08/25	721	Derivative assets
Foreign currency forward contract (NZD)	$135	NZ$229	01/08/25	7	Derivative assets
Foreign currency forward contract (NZD)	$6,376	NZ$11,010	04/07/25	211	Derivative assets

Foreign currency forward contract (NOK)	22,748kr	$2,037	01/08/25	(37)	Derivative liabilities
Foreign currency forward contract (NOK)	$2,171	22,748kr	01/08/25	171	Derivative assets
Foreign currency forward contract (NOK)	$2,069	23,109kr	04/07/25	38	Derivative assets

Foreign currency forward contract (SEK)	17,579kr	$1,601	01/08/25	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$33	352kr	01/08/25	1	Derivative assets
Foreign currency forward contract (SEK)	$1,700	17,228kr	01/08/25	143	Derivative assets
Foreign currency forward contract (SEK)	$1,621	17,705kr	04/07/25	13	Derivative assets

Foreign currency forward contract (CHF)	1,814Fr.	$2,057	01/08/25	(56)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,160	1,814Fr.	01/08/25	160	Derivative assets
Foreign currency forward contract (CHF)	$2,091	1,827Fr.	04/07/25	56	Derivative assets
Total				$14,500
As of December 31, 2025 and 2024, the total fair values of the Company’s foreign currency forward contracts were $(0.6) million and $14.5 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
As of both December 31, 2025 and December 31, 2024, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both December 31, 2025 and December 31, 2024, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2025 and 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$475	$—
ABC Legal Holdings, LLC	Revolver	433	—
Accelevation LLC	Delayed Draw Term Loan	239	—
Accelevation LLC	Revolver	473	—
Accurus Aerospace Corporation(2)	Revolver	807	184
AD Bidco, Inc.	Delayed Draw Term Loan	130	1,174
AD Bidco, Inc.	Revolver	434	434
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	489	489
AirX Climate Solutions, Inc.(2)	Revolver	163	163
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	471	471
Anthracite Buyer, Inc.	Revolver	643	—
Apex Service Partners, LLC	Delayed Draw Term Loan	2,047	—
Apex Service Partners, LLC	Revolver	51	—
Application Boot Camp LLC(2)	Revolver	352	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	653
Arc Education(3)	Delayed Draw Term Loan	1,131	997
ARC Interco Purchaser, LLC	Delayed Draw Term Loan	589	—
ARC Interco Purchaser, LLC	Revolver	364	—
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	179
Argus Intermediate, LLC	Delayed Draw Term Loan	1,196	—
Argus Intermediate, LLC	Revolver	143	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	446	663
ASC Communications, LLC(2)	Revolver	658	658
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	144
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	960	891
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	429
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	55	295

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Basin Innovation Group, LLC	Revolver	255	255
Biolam Group(2)(3)	Delayed Draw Term Loan	—	943
Bitly, Inc.	Revolver	94	—
BKF Buyer, Inc.(2)	Revolver	1,253	1,253
BLI Buyer, Inc.(2)	Delayed Draw Term Loan	474	—
BLI Buyer, Inc.(2)	Revolver	400	—
Brightpay Limited(3)	Delayed Draw Term Loan	—	118
BrightSign LLC	Revolver	179	131
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	290	—
Broadway Buyer, LLC	Delayed Draw Term Loan	330	—
Broadway Buyer, LLC	Revolver	193	—
CAi Software, LLC	Revolver	—	354
Caldwell & Gregory LLC	Delayed Draw Term Loan	375	1,987
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	314
Cascade Residential Services LLC	Revolver	165	—
CCFF Buyer, LLC	Delayed Draw Term Loan	730	811
CCFF Buyer, LLC	Revolver	608	608
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	55	—
CloudOne Digital Corp.	Revolver	451	—
Comply365, LLC	Revolver	407	556
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	556	490
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	2,841	—
CSL DualCom(4)	Capex / Acquisition Facility	—	184
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	488	—
DecksDirect, LLC(2)	Revolver	85	34
DISA Holdings Corp.	Revolver	210	286
Discovery Buyer, L.P.	Delayed Draw Term Loan	922	—
Discovery Buyer, L.P.	Revolver	625	—
Dune Group(3)	Delayed Draw Term Loan	—	660
Durare Bidco, LLC	Delayed Draw Term Loan	431	—
Durare Bidco, LLC	Revolver	431	—
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	6,334	6,244
Electrical Components International, Inc.	Delayed Draw Term Loan	—	195
EMI Porta Holdco LLC(2)	Revolver	941	966
eShipping, LLC	Revolver	—	1,122

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	620
Expert Institute Group Inc.	Delayed Draw Term Loan	985	—
Expert Institute Group Inc.	Revolver	530	—
Express Wash Acquisition Company, LLC(2)	Revolver	289	77
EZ SMBO Bidco(3)	Delayed Draw Term Loan	200	—
Faraday(3)	Delayed Draw Term Loan	—	928
Finaxy Holding(3)	Delayed Draw Term Loan	655	1,064
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1
Fortis Payment Systems, LLC	Revolver	—	2
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	—	1,734
GB Eagle Buyer, Inc.	Revolver	1,737	1,737
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	341	—
Global Academic Group Limited(2)(7)	Term Loan	—	155
GMES LLC	Delayed Draw Term Loan	313	—
GMES LLC	Revolver	229	—
GMF Parent, Inc.	Delayed Draw Term Loan	747	—
GMF Parent, Inc.	Revolver	292	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	51	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	1,256
Graphpad Software, LLC	Revolver	—	523
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	21	145
Haystack Holdings LLC	Delayed Draw Term Loan	1,699	—
Haystack Holdings LLC	Revolver	412	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113	164
HEKA Invest(3)	Delayed Draw Term Loan	—	539
HemaSource, Inc.	Revolver	902	902
High Street Buyer Inc.(2)	Delayed Draw Term Loan	2,250	—
HomeX Services Group LLC	Delayed Draw Term Loan	1,334	260
HomeX Services Group LLC	Revolver	360	135
HS Advisory Buyer LLC	Delayed Draw Term Loan	217	—
HS Advisory Buyer LLC	Revolver	200	—
HSL Compliance(4)	Delayed Draw Term Loan	429	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	682	682
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	96	1,029
Hydratech Holdings, Inc.(2)	Revolver	311	551

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Ice House America, L.L.C.(2)	Revolver	36	128
International Fleet Financing No.2 B.V.(2)(3)	Revolver	126	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628	582
InvoCare Limited(5)	Delayed Draw Term Loan	119	110
ISTO Technologies II, LLC	Revolver	—	238
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	216
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	157	—
Jones Fish Hatcheries & Distributors LLC	Revolver	—	418
KAMC Holdings Inc.	Revolver	344	—
Kanawha Scales & Systems, LLC(2)	Delayed Draw Term Loan	407	—
Kanawha Scales & Systems, LLC(2)	Revolver	144	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	183	719
LeadsOnline, LLC	Revolver	1,952	1,952
LHS Borrower, LLC	Revolver	181	—
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	411	—
Lockmasters Security Intermediate, Inc. (2)	Revolver	176	—
Maia Bidco Limited(4)	Delayed Draw Term Loan	675	—
Maia Bidco Limited(4)	Revolver	169	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	42	—
MB Purchaser, LLC	Delayed Draw Term Loan	393	258
MB Purchaser, LLC	Revolver	281	103
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	16	290
Media Recovery, Inc. (SpotSee)	Revolver	433	434
Media Recovery, Inc. (SpotSee)(4)	Revolver	544	506
Megawatt Acquisitionco, Inc.(2)	Revolver	332	238
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	389	346
MIV Buyer, LLC	Delayed Draw Term Loan	644	—
MIV Buyer, LLC	Revolver	159	—
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	405	375
Momentum Textiles, LLC(2)	Revolver	280	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552
MSI Express Inc.(2)	Revolver	190	—
Narda Acquisitionco., Inc.	Revolver	—	684
NAW Buyer LLC	Delayed Draw Term Loan	1,174	1,477
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC(2)	Delayed Draw Term Loan	—	189

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Next Holdco, LLC(2)	Revolver	73	73
NF Holdco, LLC(2)	Revolver	420	552
Northstar Recycling, LLC	Delayed Draw Term Loan	—	859
Northstar Recycling, LLC	Revolver	705	706
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	255	449
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	685	685
OSP AFS Buyer, LLC(2)	Delayed Draw Term Loan	1,425	—
OSP AFS Buyer, LLC(2)	Revolver	327	—
OSP Hamilton Purchaser, LLC	Revolver	363	189
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	147	—
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	139	—
Owl Intermediate Holdings, LLC(2)	Revolver	454	—
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	262
Polara Enterprises, L.L.C.	Revolver	474	273
Premium Invest(3)	Capex / Acquisition Facility	455	401
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	623
Process Insights Acquisition, Inc.(2)	Revolver	—	69
ProfitOptics, LLC(2)	Revolver	194	97
Pro-Vision Solutions Holdings, LLC	Revolver	1,919	2,063
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	—	193
Qima Finance LTD	Capex / Acquisition Facility	186	—
Qualified Industries, LLC	Revolver	—	242
R1 Holdings, LLC(2)	Revolver	110	801
Randys Holdings, Inc.	Delayed Draw Term Loan	611	2,327
Randys Holdings, Inc.	Revolver	1,399	924
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC(2)	Revolver	881	881
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	295	—
Real Chemistry Intermediate III, Inc.	Revolver	394	—
Recon Buyer LLC(2)	Delayed Draw Term Loan	1,612	—
Recon Buyer LLC(2)	Revolver	204	—
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	152	—
RKD Group, LLC	Delayed Draw Term Loan	274	—
RKD Group, LLC	Revolver	189	—
Rocade Holdings LLC(2)	Delayed Draw Term Loan	3,567	—
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC	Revolver	625	625
ROI Solutions LLC	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC	Revolver	1,940	1,940
Royal Buyer, LLC	Revolver	—	874

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
RPX Corporation	Revolver	1,008	1,008
Ruby Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	281	—
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	—	1,915
Saab Purchaser, Inc.(2)	Revolver	957	958
Sanoptis S.A.R.L.(3)	Term Loan	2,786	2,456
Sansidor BV(3)	Capex / Acquisition Facility	—	396
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	407	—
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	513	—
SCP CDH Buyer, Inc.	Revolver	243	—
SCP Medical Products, LLC.	Revolver	213	—
Screenvision, LLC	Revolver	613	—
Sinari Invest(2)(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	156
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	546	3,033
Skyvault Holdings LLC(2)	Equity	182	—
Smartling, Inc.	Revolver	—	588
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	678	878
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	521	727
SPATCO Energy Solutions, LLC	Revolver	594	594
Spatial Business Systems LLC	Revolver	703	703
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	—	803
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	448	—
Superjet Buyer, LLC(2)	Revolver	876	1,460
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	909	—
Swoop Intermediate III, Inc.	Revolver	303	—
Syntax Midco 2 Inc.(2)	Delayed Draw Term Loan	498	—
Syntax Midco 2 Inc.(2)	Revolver	262	—
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	748	—
TA KHP Aggregator, L.P.	Revolver	299	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	92
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,217	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	—	1,603
TAPCO Buyer LLC(2)	Revolver	583	583
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	169	233
Techone B.V.(3)	Revolver	167	147

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	1,494	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039	796
THG Acquisition, LLC	Delayed Draw Term Loan	577	814
THG Acquisition, LLC	Revolver	465	496
Trintech, Inc.	Revolver	255	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	137	211
TSYL Corporate Buyer, Inc.	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	117	234
UHY Advisors, Inc.	Delayed Draw Term Loan	5,832	6,623
UHY Advisors, Inc.	Revolver	1,247	1,753
Union Bidco Limited(4)	Capex / Acquisition Facility	—	66
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC(2)	Delayed Draw Term Loan	666	—
Unosquare, LLC(2)	Revolver	323	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	—	599
Whitcraft Holdings, Inc.	Revolver	943	446
White Bidco Limited	Delayed Draw Term Loan	—	257
Woodland Foods, LLC(2)	Line of Credit	1,048	550
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp	Revolver	932	932
ZB Holdco LLC(2)	Revolver	—	169
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	332	—
Total unused commitments to extend financing		$135,806	$123,644
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

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
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
8. Financial Highlights

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2025	2024	2023	2022	2021
Per share data:
Net asset value at beginning of period	$22.57	$22.27	$21.66	$22.43	$21.58
Net investment income(1)	2.58	2.85	2.81	2.43	2.06
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts(1)(2)	0.06	(0.32)	(0.53)	0.58	(0.37)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts(1)	(0.24)	0.33	0.81	(1.67)	1.00
Total increase from investment operations(1)	2.40	2.86	3.09	1.34	2.69
Dividends paid to stockholders from net investment income	(2.56)	(2.56)	(2.42)	(2.00)	(1.63)
Dividends paid to stockholders from short-term realized gains	—	—	(0.06)	(0.10)	(0.20)
Total dividends declared	(2.56)	(2.56)	(2.48)	(2.10)	(1.83)
Loss on extinguishment of debt(1)	—	—	—	(0.01)	(0.01)
Net asset value at end of period	$22.41	$22.57	$22.27	$21.66	$22.43
Shares outstanding at end of period	32,539,522	30,736,412	29,270,679	27,795,215	21,614,872
Net assets at end of period	$729,057	$693,577	$651,996	$602,099	$484,828
Average net assets	$713,358	$677,561	$629,533	$580,945	$252,500
Ratio of total expenses to average net assets(3)	8.85%	10.55%	11.05%	6.31%	6.67%
Ratio of net investment income to average net assets(3)	11.40%	12.62%	12.70%	10.81%	9.62%
Portfolio turnover ratio	14.28%	18.99%	13.23%	16.42%	51.91%
Total return(4)	11.05%	13.39%	14.93%	5.95%	12.85%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)Does not include the expenses of underlying investment companies, including joint ventures and short-term investments.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

Barings Capital Investment Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2025. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Total investment income	$34,686	$36,476	$37,344	$35,959
Net investment income	18,811	20,117	21,609	20,810
Net increase (decrease) in net assets resulting from operations	21,843	16,480	18,494	18,376
Net investment income per share	0.61	0.64	0.68	0.65

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Total investment income	$37,238	$41,092	$38,679	$39,960
Net investment income	19,013	23,338	21,534	21,608
Net increase (decrease) in net assets resulting from operations	28,039	18,453	18,065	20,548
Net investment income per share	0.65	0.78	0.71	0.71
10. Subsequent Events
On February 19, 2026, the Board declared a quarterly distribution of $0.64 per share payable on March 11, 2026 to holders of record as of February 25, 2026.