Form 10-Q
period 2026-03-31
Barings Capital Investment Corp
filed 2026-05-07
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 7, 2026 was 33,024,526.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,108,116 and $1,139,490 as of March 31, 2026 and December 31, 2025, respectively)	$1,091,377	$1,134,048
Affiliate investments (cost of $193,518 and $195,587 as of March 31, 2026 and December 31, 2025, respectively)	201,574	202,912
Total investments at fair value	1,292,951	1,336,960
Cash	29,324	30,704
Foreign currencies (cost of $17,783 and $10,151 as of March 31, 2026 and December 31, 2025, respectively)	17,778	10,118
Interest and fees receivable	19,070	19,920
Investments funded in advance	5,509	—
Prepaid expenses and other assets	55	186
Derivative assets	1,976	46
Deferred financing fees	4,647	5,155
Receivable from unsettled transactions	530	981
Total assets	$1,371,840	$1,404,070
Liabilities:
Accounts payable and accrued liabilities	$3,441	$4,249
Interest payable	2,319	3,725
Administrative fees payable	256	233
Base management fees payable	504	519
Incentive management fees payable	2,679	3,040
Derivative liabilities	—	638
Payable from unsettled transactions	184	380
Borrowings under credit facility	530,319	562,286
Notes payable (net of deferred financing fees)	99,955	99,943
Total liabilities	639,657	675,013
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 33,024,526 and 32,539,522 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	33	33
Additional paid-in capital	719,523	708,655
Total distributable earnings	12,627	20,369
Total net assets	732,183	729,057
Total liabilities and net assets	$1,371,840	$1,404,070
Net asset value per share	$22.17	$22.41
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$22,592	$26,384
Affiliate investments	636	514
Total interest income	23,228	26,898
Dividend income:
Non-Control / Non-Affiliate investments	542	18
Affiliate investments	4,579	2,273
Total dividend income	5,121	2,291
Fee and other income:
Non-Control / Non-Affiliate investments	1,564	1,760
Affiliate investments	21	20
Total fee and other income	1,585	1,780
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,247	1,513
Affiliate investments	17	29
Total payment-in-kind interest income	2,264	1,542
Payment-in-kind dividend income:
Non-Control / Non-Affiliate investments	807	640
Affiliate investments	—	1,530
Total payment-in-kind dividend income	807	2,170
Interest income from cash	8	5
Total investment income	33,013	34,686
Operating expenses:
Interest and other financing fees	9,131	11,325
Base management fee (Note 2)	504	524
Incentive management fees (Note 2)	2,679	2,571
Other general and administrative expenses (Note 2)	993	1,055
Total operating expenses	13,307	15,475
Net investment income before taxes	19,706	19,211
Income taxes, including excise tax expense	400	400
Net investment income after taxes	$19,306	$18,811

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$742	$(3,142)
Net realized gains (losses) on investments	742	(3,142)
Foreign currency transactions	(279)	534
Forward currency contracts	(1,754)	11,418
Net realized gains (losses)	(1,291)	8,810
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(11,208)	14,400
Affiliate investments	731	368
Net unrealized appreciation (depreciation) on investments	(10,477)	14,768
Foreign currency transactions	2,977	(3,456)
Forward currency contracts	2,568	(17,090)
Net unrealized appreciation (depreciation)	(4,932)	(5,778)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(6,223)	3,032
Net increase in net assets resulting from operations	$13,083	$21,843
Net investment income per share — basic and diluted	$0.59	$0.61
Net increase in net assets resulting from operations per share — basic and diluted	$0.40	$0.71
Dividends / distributions per share:
Total dividends / distributions	$0.64	$0.64
Weighted average shares outstanding — basic and diluted	32,647,301	30,827,801

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2025	32,539,522	$33	$708,655	$20,369	$729,057
Net investment income	—	—	—	19,306	19,306
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(1,291)	(1,291)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,932)	(4,932)
Dividends / distributions	485,004	—	10,868	(20,825)	(9,957)
Balance, March 31, 2026	33,024,526	$33	$719,523	$12,627	$732,183

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
Net investment income	—	—	—	18,811	18,811
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	8,810	8,810
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(5,778)	(5,778)
Dividends / distributions	432,894	—	9,770	(19,671)	(9,901)
Balance, March 31, 2025	31,169,306	$31	$676,573	$28,915	$705,519

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,083	$21,843
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(35,139)	(38,917)
Repayments received / sales of portfolio investments	72,718	44,897
Loan origination and other fees received	305	1,026
Net realized (gain) loss on investments	(742)	3,142
Net realized (gain) loss on foreign currency transactions	279	(534)
Net realized (gain) loss on forward currency contracts	1,754	(11,418)
Net unrealized (appreciation) depreciation on investments	10,477	(14,768)
Net unrealized (appreciation) depreciation on foreign currency transactions	(2,977)	3,456
Net unrealized (appreciation) depreciation on forward currency contracts	(2,568)	17,090
Payment-in-kind interest / dividends	(2,803)	(3,646)
Amortization of deferred financing fees	521	519
Accretion of loan origination and other fees	(1,434)	(1,336)
Amortization / accretion of purchased loan premium / discount	(139)	(541)
Payments for derivative contracts	(1,800)	(3,272)
Proceeds from derivative contracts	46	14,690
Changes in operating assets and liabilities:
Interest and fees receivable	1,406	3,174
Investments funded in advance	(5,509)	—
Prepaid expenses and other assets	131	(237)
Accounts payable and accrued liabilities	(1,071)	(1,265)
Interest payable	(1,404)	2,081
Net cash provided by (used in) operating activities	45,134	35,984
Cash flows from financing activities:
Borrowings under credit facility	862	21,000
Repayments of credit facility	(29,759)	(53,596)
Cash dividends / distributions paid	(9,957)	(9,901)
Net cash provided by (used in) financing activities	(38,854)	(42,497)
Net increase (decrease) in cash and foreign currencies	6,280	(6,513)
Cash and foreign currencies, beginning of period	40,822	53,842
Cash and foreign currencies, end of period	$47,102	$47,329
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,819	$8,602
Excise taxes paid during the period	$1,475	$1,863
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$10,868	$9,770
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/22	04/28	$9,378	$9,320	$9,341	1.3%	(6)(7)(12)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.6% Cash	04/22	04/28	115	111	112	—%	(6)(7)(12)(26)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/22	11/28	10,439	10,299	10,334	1.4%	(6)(7)(12)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	11/22	11/28	—	(23)	(19)	—%	(6)(7)(12)(26)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	656	653	656	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/22	11/30	12,397	12,218	12,273	1.7%	(6)(7)(12)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	12/22	11/30	821	793	799	0.1%	(6)(7)(12)(26)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	3,457	3,221	3,457	0.5%	(3)(6)(7)(9)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/24	03/30	2,054	2,025	2,002	0.3%	(6)(7)(12)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	03/24	03/30	—	(4)	(8)	—%	(6)(7)(12)(26)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	02/26	03/33	509	490	509	0.1%	(3)(6)(7)(10)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	03/21	03/28	458	462	458	0.1%	(3)(6)(7)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	03/21	03/27	782	797	782	0.1%	(3)(6)(7)(10)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/20	12/26	4,890	4,876	4,841	0.7%	(6)(7)(12)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash, 2.0% PIK	02/21	02/27	16,176	16,129	13,992	1.9%	(6)(7)(12)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/23	09/31	6,148	6,009	6,097	0.8%	(6)(7)(12)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	182	164	175	—%	(6)(7)(12)(26)
Subtotal Aerospace & Defense (9.0%)*					68,462	67,540	65,801
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.8% Cash	07/22	07/30	2,273	2,218	1,975	0.3%	(6)(7)(12)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/29	1,638	1,625	1,638	0.2%	(6)(7)(12)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	450	445	450	0.1%	(6)(7)(12)(26)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	11/29	12,770	12,570	12,653	1.7%	(6)(7)(11)(26)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	11/29	70	55	57	—%	(6)(7)(11)(26)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	653	627	629	0.1%	(6)(7)(12)(26)
Recon Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(2)	(2)	—%	(6)(7)(12)(26)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	07/24	07/30	3,844	3,779	3,807	0.5%	(6)(7)(12)(26)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	07/24	07/30	—	(9)	(5)	—%	(6)(7)(12)(26)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	03/24	03/30	639	630	639	0.1%	(6)(7)(12)
SVI International LLC	Revolver	SOFR + 6.75%, 10.4% Cash	03/24	03/30	—	(1)	—	—%	(6)(7)(12)(26)
Subtotal Automotive (3.0%)*					22,337	21,937	21,841
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.50%, 13.0% PIK	05/25	05/32	2,724	2,694	2,345	0.3%	(3)(6)(14)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	07/25	07/31	$2,367	$2,345	$2,343	0.3%	(6)(7)(11)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	02/32	709	669	694	0.1%	(3)(6)(7)(15)(26)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	2,063	2,018	2,020	0.3%	(6)(7)(12)(26)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	—	(3)	(3)	—%	(6)(7)(12)(26)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/31	1,258	1,234	1,234	0.2%	(6)(7)(11)(26)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/31	—	(2)	(2)	—%	(6)(7)(11)(26)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	11/23	11/30	4,870	4,456	4,807	0.7%	(3)(6)(7)(10)(26)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/26	01/33	921	899	899	0.1%	(6)(7)(12)(26)
Forge Borrower, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/26	01/33	—	(3)	(3)	—%	(6)(7)(12)(26)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.8% Cash	10/23	09/30	2,685	2,421	2,669	0.4%	(3)(6)(7)(10)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/25	07/32	376	362	361	—%	(6)(7)(12)(26)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	05/21	05/28	3,687	3,800	3,687	0.5%	(3)(6)(7)(9)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	03/26	02/33	2,408	2,414	2,384	0.3%	(3)(6)(7)(14)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	08/31	2,476	2,443	2,452	0.3%	(6)(7)(12)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	746	721	723	0.1%	(6)(7)(12)(26)
OSP AFS Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	—	(4)	(4)	—%	(6)(7)(12)(26)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/32	1,897	1,876	1,751	0.2%	(6)(7)(12)(26)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/32	87	83	55	—%	(6)(7)(12)(26)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 4.0% PIK	12/21	06/26	22,591	22,396	20,332	2.8%	(6)(7)(12)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	2,434	2,233	2,434	0.3%	(3)(6)(7)(9)(26)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/31	17,054	16,981	16,985	2.3%	(3)(6)(7)(12)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/32	2,051	2,031	2,030	0.3%	(6)(7)(12)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/32	60	56	55	—%	(6)(7)(12)(26)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/21	12/28	4,419	4,377	4,377	0.6%	(6)(7)(11)(26)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.50%, 8.2% Cash	10/21	12/28	—	(6)	(7)	—%	(6)(7)(11)(26)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	3,924	3,890	3,901	0.5%	(6)(7)(11)(26)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/31	132	128	129	—%	(6)(7)(11)(26)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	1,972	1,955	1,972	0.3%	(6)(7)(12)
Subtotal Banking, Finance, Insurance, & Real Estate (11.0%)*					83,911	82,464	80,620
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.8% Cash	04/25	04/29	6,567	6,463	6,567	0.9%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	5,049	4,981	5,049	0.7%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	2,489	2,484	2,489	0.3%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	907	907	907	0.1%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	$707	$707	$707	0.1%	(6)(7)(12)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	1,396	1,376	1,377	0.2%	(6)(7)(12)(26)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	11	8	8	—%	(6)(7)(12)(26)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	12/21	12/28	2,389	2,276	2,378	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/28	3,566	3,542	3,532	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/28	262	255	252	—%	(6)(7)(12)(26)
Subtotal Beverage, Food, & Tobacco (3.2%)*					23,343	22,999	23,266
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/29	850	843	836	0.1%	(6)(7)(12)(26)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	11/23	11/29	653	642	656	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.4% Cash	11/23	11/29	16	13	16	—%	(6)(7)(12)(26)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	07/22	07/29	2,650	2,339	2,601	0.4%	(3)(6)(7)(9)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash, 5.0% PIK	03/23	07/29	9,795	9,456	7,640	1.0%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/21	11/28	1,995	1,980	1,995	0.3%	(3)(6)(7)(12)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	1,829	1,813	1,822	0.2%	(6)(7)(12)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	77	72	74	—%	(6)(7)(12)(26)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	11/32	423	415	415	0.1%	(6)(7)(12)(26)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	11/25	11/32	35	34	34	—%	(6)(7)(12)(26)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	1,607	1,597	1,607	0.2%	(6)(7)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	103	99	103	—%	(6)(7)(12)(26)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.65%, 5.3% Cash, 4.5% PIK	07/23	07/29	3,783	3,729	3,163	0.4%	(6)(7)(12)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.65%, 5.3% Cash, 4.5% PIK	07/23	07/29	676	667	565	0.1%	(6)(7)(12)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	3,218	3,179	3,183	0.4%	(6)(7)(13)(26)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(7)	(6)	—%	(6)(7)(13)(26)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/24	11/30	4,363	4,314	4,315	0.6%	(6)(7)(11)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/24	11/30	—	(5)	(7)	—%	(6)(7)(11)(26)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	4,070	4,047	4,034	0.6%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(4)	(7)	—%	(6)(7)(12)(26)
Subtotal Capital Equipment (4.5%)*					36,143	35,223	33,039
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/23	04/29	1,893	1,867	1,870	0.3%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/23	04/29	—	(6)	(6)	—%	(6)(7)(11)(26)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.3% Cash	11/21	11/28	883	919	874	0.1%	(3)(6)(7)(17)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.5% Cash	11/21	11/28	8,591	8,124	8,505	1.2%	(3)(6)(7)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	11/21	11/28	1,090	1,090	1,079	0.1%	(3)(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
G 3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	10/25	10/31	$2,958	$2,902	$2,903	0.4%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					15,415	14,896	15,225
Construction & Building
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	10/30	615	592	595	0.1%	(6)(7)(12)(26)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	10/29	32	32	32	—%	(6)(7)(12)(26)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/24	08/30	3,399	3,367	3,357	0.5%	(6)(7)(11)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/24	08/30	—	(11)	(16)	—%	(6)(7)(11)(26)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% PIK	12/21	12/27	7,674	7,620	5,732	0.8%	(6)(7)(12)(24)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% PIK	12/21	12/27	407	399	85	—%	(6)(7)(12)(24)(26)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	1,923	1,897	1,900	0.3%	(6)(7)(12)(26)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	51	48	48	—%	(6)(7)(12)(26)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/25	09/27	1,866	1,855	1,853	0.3%	(6)(7)(12)(26)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	05/25	09/27	—	(1)	(1)	—%	(6)(7)(12)(26)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(6)(7)(11)
Subtotal Construction & Building (1.9%)*					16,235	16,065	13,853
Consumer goods: Durable
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	10/23	10/28	2,282	2,243	2,397	0.3%	(6)(7)(12)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.3% Cash	07/22	05/26	5,545	5,541	5,434	0.7%	(6)(7)(12)(26)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.3% Cash	07/22	05/26	—	—	(7)	—%	(6)(7)(12)(26)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	2,198	2,181	2,180	0.3%	(6)(7)(12)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(2)	(2)	—%	(6)(7)(12)(26)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/27	7,371	7,319	7,371	1.0%	(6)(7)(12)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash, 2.0% PIK	05/23	05/28	812	803	755	0.1%	(6)
Terrybear, Inc.	Subordinated Term Loan	14.0% PIK	04/22	04/28	300	297	234	—%	(6)(24)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	8,511	8,509	8,187	1.1%	(3)(6)(7)(15)
Subtotal Consumer goods: Durable (3.6%)*					27,019	26,891	26,549
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	2,420	2,456	2,420	0.3%	(3)(6)(7)(10)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/24	02/30	3,500	3,441	3,474	0.5%	(6)(7)(12)(26)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	02/24	02/30	—	(8)	(4)	—%	(6)(7)(12)(26)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	907	861	849	0.1%	(3)(6)(7)(15)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	04/24	04/29	3,120	2,971	3,119	0.4%	(3)(7)(11)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	01/24	01/30	2,140	2,110	2,050	0.3%	(6)(7)(12)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.7% Cash	01/24	01/30	189	186	180	—%	(6)(7)(12)(26)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.9% Cash	12/20	12/26	2,118	2,229	2,118	0.3%	(3)(6)(7)(18)(26)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/20	12/28	5,828	5,813	5,828	0.8%	(6)(7)(12)
Subtotal Consumer goods: Non-durable (2.7%)*					20,222	20,059	20,034

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	$1,626	$1,607	$1,608	0.2%	(6)(7)(12)(26)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	100	96	97	—%	(6)(7)(12)(26)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,045	1,030	1,024	0.1%	(6)(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.9% Cash	05/22	05/30	7,143	7,058	7,143	1.0%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	1,193	1,184	1,193	0.2%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	2,396	2,417	2,396	0.3%	(6)(7)(14)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(3)	—	—%	(6)(7)(12)(26)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(4)	—	—%	(6)(7)(14)(26)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	03/25	03/31	1,826	1,807	1,806	0.2%	(6)(7)(11)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.5% Cash	03/25	03/31	478	471	470	0.1%	(6)(7)(12)(26)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	06/21	06/28	7,138	7,310	6,788	0.9%	(3)(6)(7)(9)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	03/22	03/28	7,070	7,007	6,434	0.9%	(6)(7)(11)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/23	03/28	2,000	1,973	1,820	0.2%	(6)(7)(11)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.5% Cash	03/22	03/28	—	(5)	(59)	—%	(6)(7)(11)(26)
Subtotal Containers, Packaging, & Glass (4.2%)*					32,015	31,948	30,720
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/22	10/28	6,353	6,264	6,312	0.9%	(6)(7)(12)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 8.7% Cash	10/22	10/28	—	(7)	(6)	—%	(6)(7)(12)(26)
Subtotal Energy: Electricity (0.9%)*					6,353	6,257	6,306
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/25	11/31	474	465	474	0.1%	(3)(6)(7)(12)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/21	01/27	3,768	3,759	3,768	0.5%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.1% Cash	12/24	12/30	4,258	4,217	4,258	0.6%	(6)(7)(12)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.1% Cash	12/24	12/30	—	(7)	—	—%	(6)(7)(12)(26)
Subtotal Environmental Industries (1.2%)*					8,500	8,434	8,500
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	10.4% Cash, 3.8% PIK	11/22	09/29	8,480	7,125	4,452	0.6%	(3)(6)(27)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	177	175	184	—%	(3)(6)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	3,418	2,995	3,503	0.5%	(3)(6)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/21	11/28	343	318	343	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	1,998	1,981	1,998	0.3%	(3)(6)(7)(15)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.3% Cash	11/21	11/27	1,244	1,270	1,244	0.2%	(3)(6)(7)(17)(26)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	17.0% PIK	04/24	12/26	101	99	275	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	2,038	1,782	145	—%	(3)(6)(7)(23)(24)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,149	3,019	3,116	0.4%	(3)(6)(7)(10)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	10/21	10/28	2,738	2,500	2,738	0.4%	(3)(6)(7)(10)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	$1,995	$1,947	$1,982	0.3%	(6)(7)(12)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	1,485	1,463	1,463	0.2%	(6)(7)(12)(26)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/33	—	(4)	(4)	—%	(6)(7)(12)(26)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/24	11/31	2,028	1,797	1,996	0.3%	(3)(6)(7)(9)(26)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 8.0% Cash	01/23	01/29	1,755	1,628	1,755	0.2%	(3)(6)(7)(9)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.3% PIK	03/22	03/29	5,385	5,076	4,922	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	6,052	5,985	5,768	0.8%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(5)	(14)	—%	(6)(7)(12)(26)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/24	08/30	614	608	609	0.1%	(6)(7)(12)
GCDL LLC	Revolver	SOFR + 6.00%, 9.7% Cash	08/24	08/30	—	(1)	(1)	—%	(6)(7)(12)(26)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.9% Cash	08/25	08/31	700	634	687	0.1%	(3)(6)(7)(17)(26)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	531	509	(12)	—%	(3)(6)(26)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% PIK	06/22	06/29	496	444	—	—%	(3)(6)(7)(8)(24)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.64%, 7.8% Cash	10/22	10/29	1,130	1,105	1,079	0.1%	(3)(6)(7)(9)(26)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	09/22	09/28	876	818	809	0.1%	(3)(6)(7)(17)(26)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	5,740	5,700	5,435	0.7%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/23	08/29	3,187	3,136	3,187	0.4%	(6)(7)(11)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/23	08/29	34	21	34	—%	(6)(7)(11)(26)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 1.0% PIK	03/21	09/27	4,504	4,439	3,851	0.5%	(6)(7)(12)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.6% Cash	07/25	03/27	2,129	2,521	2,109	0.3%	(3)(6)(7)(19)(26)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	08/24	08/31	914	864	878	0.1%	(3)(6)(7)(10)(26)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.4% Cash	08/24	05/31	10	9	8	—%	(3)(6)(7)(10)(26)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	12/21	12/28	4,327	4,145	4,141	0.6%	(3)(6)(7)(10)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,632	1,568	1,487	0.2%	(3)(6)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	2,052	1,993	2,052	0.3%	(3)(6)(7)(14)(26)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.0% Cash	03/22	03/28	7,146	7,438	7,146	1.0%	(3)(6)(7)(17)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.43%, 7.6% Cash	09/22	10/29	2,347	2,007	2,347	0.3%	(3)(6)(7)(9)(26)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	1,965	1,927	2,389	0.3%	(3)(6)(7)(11)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.20%, 9.2% Cash	06/21	06/28	1,399	1,479	1,296	0.2%	(3)(6)(7)(15)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.8% Cash	10/23	10/29	476	470	474	0.1%	(6)(7)(11)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 11.8% Cash	10/23	10/29	23	23	23	—%	(6)(7)(11)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.8% Cash	02/26	02/32	686	688	660	0.1%	(3)(6)(7)(17)(26)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/22	07/29	3,632	3,367	3,564	0.5%	(3)(6)(7)(9)(26)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	1,265	1,098	1,249	0.2%	(3)(6)(7)(20)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	$1,744	$1,722	$1,723	0.2%	(6)(7)(12)(26)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(2)	(2)	—%	(6)(7)(12)(26)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	2,258	2,233	2,237	0.3%	(6)(7)(12)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	32	30	30	—%	(6)(7)(12)(26)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	1,259	1,244	1,228	0.2%	(3)(6)(7)(14)(26)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.4% Cash	11/23	08/30	1,010	940	1,004	0.1%	(3)(6)(7)(15)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,288	1,280	1,288	0.2%	(6)(7)(11)(26)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(1)	—	—%	(6)(7)(11)(26)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	06/25	06/32	685	672	674	0.1%	(6)(7)(11)(26)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 7.9% Cash	06/25	06/32	—	(3)	(2)	—%	(6)(12)(26)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	796	787	790	0.1%	(6)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.3% Cash	06/22	06/29	1,046	958	1,046	0.1%	(3)(6)(7)(15)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.70%, 6.8% Cash	03/23	03/30	2,408	2,203	2,408	0.3%	(3)(6)(7)(9)(26)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	1,459	1,431	1,376	0.2%	(6)(7)(11)(26)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(4)	(13)	—%	(6)(7)(11)(26)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	03/25	04/30	13,919	13,468	13,474	1.8%	(6)(7)(12)
Subtotal Healthcare & Pharmaceuticals (14.8%)*					118,105	113,119	108,628
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	1,857	1,848	1,849	0.3%	(6)(7)(11)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(3)	(3)	—%	(6)(7)(11)(26)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.2% Cash	07/22	07/29	1,089	972	993	0.1%	(3)(6)(7)(10)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.70%, 7.1% Cash	07/22	07/29	69	68	63	—%	(3)(6)(7)(13)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.70%, 10.4% Cash	07/22	07/29	935	834	851	0.1%	(3)(6)(7)(15)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	560	494	497	0.1%	(3)(6)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	2,406	2,383	2,385	0.3%	(6)(7)(11)
Bitly, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(1)	(1)	—%	(6)(7)(11)(26)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/25	05/31	870	857	864	0.1%	(6)(7)(12)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	05/25	05/31	—	(1)	—	—%	(6)(7)(12)(26)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	1,073	916	1,073	0.1%	(3)(6)(7)(9)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/21	01/27	7,698	7,672	7,698	1.1%	(6)(7)(12)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/25	02/32	5,953	5,884	5,900	0.8%	(6)(7)(12)(26)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.7% Cash	02/25	02/32	125	119	120	—%	(6)(7)(12)(26)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/32	1,638	1,619	1,615	0.2%	(6)(7)(12)(26)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/32	—	(4)	(5)	—%	(6)(7)(12)(26)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	07/21	07/29	11,071	11,009	11,071	1.5%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash, 1.0% PIK	12/22	12/29	$457	$285	$377	0.1%	(3)(6)(7)(10)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.43%, 10.1% Cash, 1.0% PIK	12/22	12/29	228	143	188	—%	(3)(6)(7)(12)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.28%, 10.3% Cash, 1.0% PIK	12/22	12/29	719	434	591	0.1%	(3)(6)(7)(15)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.2% PIK	10/25	12/29	2,663	975	—	—%	(3)(6)(7)(9)(24)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	01/26	01/33	79	79	78	—%	(3)(6)(7)(9)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/33	673	665	664	0.1%	(3)(6)(7)(12)(26)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/33	—	(1)	(1)	—%	(3)(6)(7)(12)(26)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.6% Cash	04/25	04/32	287	286	282	—%	(3)(6)(7)(23)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	04/25	04/32	507	473	493	0.1%	(3)(6)(7)(10)(26)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.0% PIK	04/25	04/32	157	147	155	—%	(3)(6)(7)(9)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.1% Cash	03/26	04/33	43	43	43	—%	(3)(6)(7)(9)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	08/31	6,741	6,741	6,741	0.9%	(6)(7)(11)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	3,814	3,778	3,786	0.5%	(6)(7)(13)(26)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(3)	(3)	—%	(6)(7)(13)(26)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	02/26	02/33	233	236	231	—%	(3)(6)(7)(9)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	538	543	530	0.1%	(3)(6)(7)(14)(26)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	12/25	11/32	1,254	1,233	1,235	0.2%	(3)(6)(7)(12)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	431	419	414	0.1%	(3)(6)(7)(14)(26)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.0% Cash	12/25	11/32	—	—	(3)	—%	(3)(6)(7)(14)(26)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	3,745	3,674	3,728	0.5%	(6)(7)(12)(26)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(5)	(1)	—%	(6)(7)(12)(26)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	01/23	01/30	2,755	2,538	2,755	0.4%	(3)(6)(7)(10)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/23	11/30	2,209	2,202	2,203	0.3%	(6)(7)(12)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	11/23	11/29	—	(1)	—	—%	(6)(7)(12)(26)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,053	980	1,053	0.1%	(3)(6)(7)(9)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/21	12/29	6,716	6,665	6,666	0.9%	(6)(7)(12)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/21	12/29	218	213	214	—%	(6)(7)(12)(26)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	10/25	10/31	851	839	832	0.1%	(6)(7)(11)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	10/25	10/31	—	(2)	(3)	—%	(6)(7)(11)(26)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	10/32	12,332	12,245	12,098	1.7%	(6)(7)(12)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	2,748	2,748	2,733	0.4%	(6)(7)(12)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/28	1,421	1,411	1,400	0.2%	(6)(7)(11)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	$—	$(2)	$(5)	—%	(6)(7)(11)(26)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	09/24	09/30	7,638	7,554	7,623	1.0%	(6)(7)(11)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	09/24	09/30	—	(22)	(4)	—%	(6)(7)(11)(26)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	942	854	935	0.1%	(3)(6)(7)(9)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	05/22	05/29	1,411	1,398	1,401	0.2%	(3)(6)(7)(12)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	8,962	8,886	8,854	1.2%	(6)(7)(12)
Saab Purchaser, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(8)	(11)	—%	(6)(7)(12)(26)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	4,186	3,841	3,926	0.5%	(3)(6)(7)(10)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.7% Cash	05/22	05/29	508	508	477	0.1%	(3)(6)(7)(13)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	222	222	188	—%	(3)(6)(7)(10)(26)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	07/23	07/30	2,105	1,954	1,761	0.2%	(3)(6)(7)(9)(26)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	2,400	2,363	706	0.1%	(7)(12)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/25	10/32	1,617	1,592	1,595	0.2%	(6)(7)(11)(26)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	10/25	10/32	77	72	73	—%	(6)(7)(11)(26)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/23	10/30	1,132	1,111	1,119	0.2%	(3)(6)(7)(12)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	07/25	07/32	652	644	639	0.1%	(3)(6)(7)(10)(26)
Subtotal High Tech Industries (15.5%)*					120,100	115,648	113,756
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	11/25	05/31	441	441	441	0.1%	(3)(6)(7)(12)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	05/25	05/31	560	560	560	0.1%	(3)(6)(7)(15)
Subtotal Hotel, Gaming, & Leisure (0.1%)*					1,001	1,001	1,001
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/22	07/28	5,954	5,925	5,918	0.8%	(6)(7)(11)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	07/22	07/28	—	(3)	(4)	—%	(6)(7)(11)(26)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/21	05/30	2,214	2,198	2,197	0.3%	(6)(7)(12)
Superjet Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/21	05/30	—	(5)	(7)	—%	(6)(7)(12)(26)
Subtotal Media: Advertising, Printing, & Publishing (1.1%)*					8,168	8,115	8,104
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/20	08/26	5,031	5,021	4,991	0.7%	(6)(7)(12)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/24	03/29	3,548	3,548	3,391	0.5%	(7)(12)
Subtotal Media: Broadcasting & Subscription (1.1%)*					8,579	8,569	8,382
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/27	3,879	3,867	3,879	0.5%	(6)(7)(11)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/27	537	535	537	0.1%	(6)(7)(11)(26)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	04/22	04/29	243	223	233	—%	(3)(6)(7)(9)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,684	1,644	1,620	0.2%	(3)(6)(7)(14)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	06/28	3,847	3,838	3,849	0.5%	(7)(11)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.5% Cash	11/20	04/29	$1,934	$1,875	$1,652	0.2%	(3)(6)(7)(15)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	3,656	3,584	3,656	0.5%	(6)(7)(11)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(11)	—	—%	(6)(7)(11)(26)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/30	5,171	5,084	5,087	0.7%	(6)(7)(12)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/30	—	(10)	(10)	—%	(6)(7)(12)(26)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.2% Cash	04/25	04/30	4,802	4,637	4,646	0.6%	(6)(7)(12)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	11/29	13,157	12,954	12,749	1.7%	(6)(7)(12)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	479	465	442	0.1%	(6)(7)(12)(26)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/21	06/30	11,638	11,553	11,568	1.6%	(6)(7)(12)
Subtotal Media: Diversified & Production (6.8%)*					51,027	50,238	49,908
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/32	1,580	1,561	1,563	0.2%	(6)(7)(12)(26)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	08/25	08/32	—	(4)	(3)	—%	(6)(7)(12)(26)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/25	01/31	2,210	2,181	2,210	0.3%	(6)(7)(11)(26)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/25	01/31	189	183	189	—%	(6)(7)(11)(26)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.48%, 10.1% Cash	08/21	08/27	1,941	1,927	1,939	0.3%	(3)(6)(7)(11)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	3,426	3,231	1,011	0.1%	(3)(6)(7)(9)(24)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.1% Cash	05/23	05/30	2,331	2,213	2,292	0.3%	(3)(6)(7)(9)(26)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	03/23	03/30	5,405	4,943	5,405	0.7%	(3)(6)(7)(10)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	1,595	1,575	1,577	0.2%	(6)(7)(12)(26)
ARC Interco Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(3)	(3)	—%	(6)(7)(12)(26)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/24	11/31	630	578	619	0.1%	(3)(6)(7)(9)(26)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/21	11/27	3,150	3,131	3,150	0.4%	(6)(7)(11)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,402	1,395	1,402	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	2,239	2,212	2,217	0.3%	(6)(7)(13)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(3)	(3)	—%	(6)(7)(13)(26)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	2,593	2,419	2,593	0.4%	(6)(7)(8)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	08/29	7,852	7,813	7,820	1.1%	(6)(7)(11)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.7% Cash, 5.0% PIK	12/20	12/28	2,562	2,582	2,229	0.3%	(3)(6)(7)(15)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	434	426	427	0.1%	(6)(7)(12)(26)
Broadway Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	4	2	2	—%	(6)(7)(12)(26)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/24	09/30	12,943	12,838	12,843	1.8%	(6)(7)(12)(26)
Caldwell & Gregory LLC	Revolver	SOFR + 5.00%, 8.7% Cash	09/24	09/30	—	(11)	(11)	—%	(6)(7)(12)(26)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	5,727	5,678	5,698	0.8%	(6)(7)(12)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(11)	(8)	—%	(6)(7)(12)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	08/31	$2,044	$2,020	$2,024	0.3%	(6)(7)(12)
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	08/31	—	(5)	(4)	—%	(6)(7)(12)(26)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/22	12/29	6,527	6,476	6,496	0.9%	(6)(7)(12)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/22	12/29	148	144	145	—%	(6)(7)(12)(26)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.3% PIK	09/21	09/28	12,505	12,409	12,110	1.7%	(3)(6)(7)(10)(26)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	09/28	4,575	4,510	4,575	0.6%	(6)(7)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	09/28	133	129	133	—%	(6)(7)(12)(26)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	06/22	06/28	1,000	994	1,000	0.1%	(3)(6)(7)(12)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	739	725	733	0.1%	(6)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	730	717	715	0.1%	(6)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	03/22	03/28	1,704	1,835	1,567	0.2%	(3)(6)(7)(17)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	03/25	03/32	975	960	975	0.1%	(6)(7)(13)(26)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 7.9% Cash	03/25	03/32	—	(4)	—	—%	(6)(7)(13)(26)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	07/22	07/29	1,073	940	1,069	0.1%	(3)(6)(7)(9)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.3% Cash	10/22	10/29	5,397	4,531	5,397	0.7%	(3)(6)(7)(9)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/30	1,869	1,844	1,834	0.3%	(6)(7)(12)(26)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/30	93	91	90	—%	(6)(7)(12)(26)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	662	634	647	0.1%	(3)(6)(7)(14)(26)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/24	12/29	5,360	5,319	5,294	0.7%	(6)(7)(12)(26)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	09/24	12/29	503	497	494	0.1%	(6)(7)(12)(26)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	2,802	2,718	2,757	0.4%	(3)(6)(7)(10)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	1,799	1,632	1,642	0.2%	(3)(6)(7)(9)(26)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	5,751	4,862	5,686	0.8%	(3)(6)(7)(9)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	10,570	10,505	10,521	1.4%	(6)(7)(12)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(10)	(9)	—%	(6)(7)(12)(26)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	09/31	2,277	2,245	2,249	0.3%	(6)(7)(11)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	09/31	54	51	51	—%	(6)(7)(11)(26)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	04/22	09/27	5,289	5,255	5,062	0.7%	(6)(7)(12)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/24	01/30	1,786	1,762	1,767	0.2%	(6)(7)(11)(26)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/24	01/30	—	(3)	(2)	—%	(6)(7)(11)(26)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/21	06/27	4,540	4,516	4,422	0.6%	(6)(7)(12)(26)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/25	09/31	1,654	1,628	1,631	0.2%	(6)(7)(12)(26)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/25	09/31	25	22	22	—%	(6)(7)(12)(26)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	4,135	4,063	3,759	0.5%	(6)(7)(12)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	471	460	404	0.1%	(6)(7)(12)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	06/21	06/28	$341	$357	$338	—%	(3)(6)(7)(9)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	533	528	528	0.1%	(3)(6)(7)(12)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/31	1,730	1,705	1,705	0.2%	(6)(7)(12)(26)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/31	—	(1)	(1)	—%	(6)(7)(12)(26)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	07/25	07/32	814	793	797	0.1%	(3)(6)(7)(12)(26)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,892	1,884	1,885	0.3%	(6)(7)(12)(26)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(2)	(1)	—%	(6)(7)(12)(26)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	08/20	02/28	4,841	4,834	4,841	0.7%	(6)(7)(13)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/25	05/31	2,021	1,999	2,006	0.3%	(6)(7)(12)(26)
RKD Group, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	05/25	05/31	—	(1)	(2)	—%	(6)(7)(12)(26)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	11,206	11,037	10,952	1.5%	(6)(7)(12)(26)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(24)	(37)	—%	(6)(7)(12)(26)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	08/24	08/30	8,857	8,753	8,776	1.2%	(6)(7)(11)
RPX Corporation	Revolver	SOFR + 5.50%, 9.2% Cash	08/24	08/30	—	(11)	(9)	—%	(6)(7)(11)(26)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.5% Cash	12/25	12/32	770	726	748	0.1%	(3)(6)(7)(17)(26)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	09/24	09/31	1,056	1,020	1,042	0.1%	(3)(6)(7)(9)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	10/32	634	622	622	0.1%	(3)(6)(7)(9)(26)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	6,765	6,661	6,738	0.9%	(6)(7)(11)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(8)	(2)	—%	(6)(7)(11)(26)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,835	1,823	1,171	0.2%	(6)(7)(12)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	348	346	222	—%	(6)(7)(12)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/23	09/29	8,521	8,385	8,521	1.2%	(6)(7)(13)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	09/23	09/29	—	(16)	—	—%	(6)(7)(13)(26)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/22	05/28	2,272	2,259	2,272	0.3%	(6)(7)(12)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.2% Cash	11/22	05/28	—	(1)	—	—%	(6)(7)(12)(26)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	04/27	4,640	4,624	4,598	0.6%	(3)(6)(7)(13)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	440	420	424	0.1%	(3)(6)(7)(14)(26)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	1,548	1,541	1,548	0.2%	(6)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/22	11/29	1,789	1,532	1,765	0.2%	(3)(6)(7)(14)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.3% Cash	06/24	07/30	991	947	979	0.1%	(3)(6)(7)(17)(26)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/31	2,270	2,253	2,270	0.3%	(6)(7)(12)(26)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/31	—	(1)	—	—%	(6)(7)(12)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	07/21	03/28	$7,676	$7,664	$7,538	1.0%	(6)(7)(11)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	755	709	754	0.1%	(3)(6)(7)(9)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,682	1,495	1,681	0.2%	(3)(6)(7)(22)(26)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	7,584	7,511	7,584	1.0%	(6)(7)(12)(26)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	896	887	896	0.1%	(6)(7)(12)(26)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash, 2.4% PIK	09/20	09/27	841	869	841	0.1%	(3)(6)(7)(9)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash, 2.4% PIK	02/21	09/27	379	379	379	0.1%	(3)(6)(7)(12)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	4,662	4,594	4,662	0.6%	(6)(7)(13)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(3)	—	—%	(6)(7)(13)(26)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	05/29	246	233	246	—%	(3)(6)(7)(10)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	8,238	7,752	8,238	1.1%	(3)(6)(7)(15)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.0%, 14.8% PIK	05/22	05/29	3,492	3,303	3,446	0.5%	(3)(6)(15)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	03/29	1,324	1,060	1,324	0.2%	(3)(6)(7)(15)
Subtotal Services: Business (33.1%)*					249,292	242,764	242,697
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/31	810	800	812	0.1%	(6)(7)(12)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/31	—	(3)	—	—%	(6)(7)(12)(26)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	55	55	55	—%	(6)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.5% Cash	07/22	07/29	4,346	3,822	4,286	0.6%	(3)(6)(7)(10)(26)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash	10/20	10/27	7,859	7,550	7,458	1.0%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	2,650	2,548	—	—%	(3)(6)(7)(9)(24)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% PIK	12/25	12/30	115	117	115	—%	(3)(6)(7)(9)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	12/25	12/26	10	10	10	—%	(3)(6)(7)(9)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	2,292	2,256	2,130	0.3%	(6)(7)(12)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	99	97	88	—%	(6)(7)(12)(26)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	691	682	682	0.1%	(6)(7)(12)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	04/25	04/31	4,879	4,838	4,596	0.6%	(6)(7)(12)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	04/25	04/31	—	(2)	(17)	—%	(6)(7)(12)(26)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	12,297	12,279	12,297	1.7%	(6)(7)(11)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.8% Cash	07/22	07/27	1,847	1,849	1,847	0.3%	(3)(6)(7)(17)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	2,715	2,951	2,715	0.4%	(3)(6)(7)(19)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/23	11/29	1,186	1,169	1,176	0.2%	(6)(7)(11)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/23	11/29	$80	$77	$78	—%	(6)(7)(11)(26)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.0% Cash	03/26	11/29	887	831	881	0.1%	(3)(6)(7)(17)(26)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/21	10/29	18,287	18,175	18,256	2.5%	(6)(7)(13)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	210	185	101	—%	(3)(6)(7)(9)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	06/25	12/28	93	93	24	—%	(3)(6)(7)(10)(26)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	12/21	06/27	191	165	92	—%	(3)(6)(7)(9)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.3% Cash	03/26	12/29	821	816	803	0.1%	(3)(6)(7)(17)(26)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	11,426	11,389	11,426	1.6%	(6)(7)(12)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	09/21	09/29	2,627	2,748	2,577	0.4%	(3)(6)(7)(16)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.3% Cash	03/25	03/32	1,099	1,013	1,084	0.1%	(3)(6)(7)(10)
Subtotal Services: Consumer (10.0%)*					77,572	76,510	73,572
Structured Product
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	775	775	767	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	6,986	6,986	6,856	0.9%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	02/30	481	481	471	0.1%	(3)
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	1,011	1,011	987	0.1%	(6)
Subtotal Structured Product (1.3%)*					9,801	9,801	9,625
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 9.0% Cash	08/22	08/29	1,612	1,583	1,531	0.2%	(3)(6)(7)(21)(26)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.8% Cash	12/21	07/29	4,933	4,783	4,933	0.7%	(3)(6)(7)(17)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	09/20	09/27	1,131	1,094	1,091	0.1%	(3)(6)(7)(14)
Subtotal Telecommunications (1.0%)*					7,676	7,460	7,555
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/25	12/31	997	976	988	0.1%	(6)(7)(12)(26)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/25	12/31	164	161	163	—%	(6)(7)(12)(26)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/20	12/26	2,325	2,318	2,325	0.3%	(6)(7)(11)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	7,199	7,154	7,199	1.0%	(6)(7)(12)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	04/22	11/28	7,083	6,992	7,005	1.0%	(3)(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	12/21	12/27	5,498	5,430	5,498	0.8%	(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	791	786	791	0.1%	(6)(7)(12)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.3% Cash	12/21	12/27	116	110	116	—%	(6)(7)(12)(26)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	01/26	12/32	2,886	2,830	2,828	0.4%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	12/22	12/28	$5,441	$5,344	$5,278	0.7%	(6)(7)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.4% Cash	12/22	12/28	927	908	896	0.1%	(6)(7)(13)(26)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash	11/24	05/30	2,671	2,671	2,054	0.3%	(6)(7)(12)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.9% Cash, 9.5% PIK	11/25	11/29	278	278	278	—%	(6)(7)(12)(26)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.7% Cash	11/24	11/29	1,203	1,187	1,203	0.2%	(6)(7)(12)
Subtotal Transportation: Cargo (5.0%)*					37,579	37,145	36,622
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	466	466	453	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	471	471	458	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	471	471	458	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	—	—	—	—%	(6)(7)(12)(26)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	1,115	1,121	1,006	0.1%	(3)(6)(26)
Subtotal Transportation: Consumer (0.3%)*					2,523	2,529	2,375
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	08/31	3,920	3,866	3,696	0.5%	(6)(7)(12)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	08/31	119	113	93	—%	(6)(7)(12)(26)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,714	2,557	2,717	0.4%	(6)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	6,623	6,547	6,557	0.9%	(6)(7)(12)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(7)	(7)	—%	(6)(7)(12)(26)
Subtotal Utilities: Electric (1.8%)*					13,376	13,076	13,056
Subtotal Debt Investments (139.5%)*					1,064,754	1,040,688	1,021,035

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$146	—%	(6)(25)
Accurus Aerospace Corporation	LLC Units		04/25		12,206.3	12	10	—%	(6)(25)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	400	0.1%	(6)(25)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,779	0.2%	(6)(25)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(25)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	84	—%	(6)(25)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	704	0.1%	(6)(25)
Subtotal Aerospace & Defense (0.4%)*						1,244	3,123
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	206	—%	(6)(25)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	509	0.1%	(6)(25)
Recon Buyer LLC	LLC Units		11/25		38.7	39	40	—%	(6)(25)
SPATCO Energy Solutions, LLC	Common Stock		07/24		142,920.0	143	138	—%	(6)(25)
SVI International LLC	LLC Units		03/24		207,921	208	327	—%	(6)
Subtotal Automotive (0.2%)*						1,017	1,220

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		174,236	$2,091	$2,094	0.3%	(25)
Aegros Holdco 2 Ltd	Common Stock		05/25		425,396	6	284	—%	(3)(6)(25)
Bishop Street Underwriters, LLC	LLC Units		07/25		92,701.3	141	128	—%	(6)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		284,674	1,024	993	0.1%	(6)
Credit Key Funding II LLC	Warrants		12/25		335,516	—	2	—%	(6)(25)
ERS Holdings, LLC	LLC Units		01/26		33,244	33	33	—%	(6)(25)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		3,422,190	3,422	3,833	0.5%	(3)(6)(25)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	1,351	1,922	0.3%	(3)(6)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		17,838.8	3,313	3,295	0.5%	(6)
ICREDITWORKS LLC	Warrants		03/25		7,107.7	—	—	—%	(6)(25)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		288,816.1	289	289	—%	(3)(6)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	—	—%	(6)(25)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,358	0.3%	(3)(6)(25)
Subtotal Banking, Finance, Insurance, & Real Estate (2.1%)*						12,270	15,231
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,875	0.3%	(6)(25)
GMF Parent, Inc.	LLC Units		12/25		86	86	86	—%	(6)(25)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	834	0.1%	(6)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	255	270	—%	(6)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		39.6	63	63	—%	(6)
Subtotal Beverage, Food, & Tobacco (0.4%)*						1,181	3,128
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		94	94	120	—%	(6)(25)
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	952	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	5	—%	(6)(25)
Rapid Buyer LLC	LLC Units		10/24		318	318	265	—%	(6)(25)
TAPCO Buyer LLC	LLC Units		11/24		67	72	96	—%	(6)
Subtotal Capital Equipment (0.2%)*						1,042	1,438
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	104	—%	(6)(25)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(25)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	49	—%	(3)(6)(25)
Subtotal Chemicals, Plastics, & Rubber (—%)*						175	153
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	497	0.1%	(6)(25)
Subtotal Construction & Building (0.1%)*						424	497
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(25)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(6)(25)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Preferred Stock		03/25		9.5	$11	$—	—%	(6)(25)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	428	0.1%	(6)(25)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	459	0.1%	(25)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	105	—%	(6)(25)
Team Air Distributing, LLC	Preferred Stock	15.0% PIK	03/26		88,888.9	90	107	—%	(6)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(6)(25)
Subtotal Consumer goods: Durable (0.2%)*						2,263	1,099
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	148	—%	(6)(25)
Ice House America, L.L.C.	LLC Units		01/24		1,455.7	145	84	—%	(6)(25)
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	87	123	—%	(6)(25)
Subtotal Consumer goods: Non-durable (—%)*						367	355
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	534	0.1%	(6)
Five Star Holding LLC	LLC Units		05/22		504.5	504	409	0.1%	(6)(25)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	943
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	8,989	8,261	1.1%	(6)
Subtotal Environmental Industries (1.1%)*						8,989	8,261
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	1,161	0.2%	(3)(6)(25)
Amalfi Midco	Warrants		09/22		190,193	2	587	0.1%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(25)
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	122	143	—%	(6)
Forest Buyer, LLC	Class B LLC Units		03/24		121.7	—	2	—%	(6)(25)
GCDL LLC	Common Stock		08/24		243,243.24	243	340	—%	(6)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(25)
HemaSource, Inc.	Common Stock		08/23		50,540	51	76	—%	(6)(25)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	203	—%	(3)(6)(25)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	190	—%	(6)(25)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	11/25		983.3	11	31	—%	(6)
SCP Medical Products, LLC.	LLC Units		06/25		196.6	27	24	—%	(6)(25)
TA KHP Aggregator, L.P.	Common Stock		06/25		15,737	16	17	—%	(6)(25)
Unosquare, LLC	LLC Units		06/25		61,940.5	62	41	—%	(6)(25)
VB Spine Intermediary II LLC	LLC Units		04/25		230,301	—	—	—%	(6)(25)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						1,891	2,815

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	$—	$—	—%	(3)(6)(25)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	35	10	—%	(3)(6)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	35	11	—%	(3)(6)
CH Buyer, LLC	LLC Units		05/25		685	69	62	—%	(6)(25)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	1,189	0.2%	(6)(25)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		162,054	—	—	—%	(3)(6)(25)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		231,410.9	—	—	—%	(3)(6)(25)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,312	2,155	0.3%	(6)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	26	—%	(6)(25)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	115	—%	(6)(25)
NAW Buyer LLC	LLC Units		09/23		94,502	95	122	—%	(6)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	131	—%	(6)(25)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	80	—%	(6)(25)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	177	—%	(6)(25)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	324	—%	(6)(25)
Subtotal High Tech Industries (0.6%)*						6,536	4,402
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	97	92	—%	(6)(25)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	24	—%	(6)(25)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(25)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(25)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	581	0.1%	(6)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						452	697
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	1,181	0.2%	(6)(25)
Subtotal Media: Broadcasting & Subscription (0.2%)*						409	1,181
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	743	0.1%	(6)
Rock Labor LLC	LLC Units		09/23		132,475	709	736	0.1%	(6)(25)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	162	—%	(6)(25)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	502	0.1%	(6)
Subtotal Media: Diversified & Production (0.3%)*						1,779	2,143
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		60,770	61	54	—%	(6)(25)
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	211	—%	(6)(25)
Broadway Buyer, LLC	LLC Units		12/25		62,411	62	74	—%	(6)(25)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,833	0.3%	(6)(25)
Coyo Uprising GmbH	Class A Units		09/21		531	248	291	—%	(3)(6)(25)
Coyo Uprising GmbH	Class B Units		09/21		231	538	344	—%	(3)(6)(25)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	198	—%	(6)(25)
EFC International	Common Stock		03/23		145.5	205	193	—%	(6)(25)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	390	0.1%	(6)(25)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	142	—%	(6)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
MB Purchaser, LLC	LLC Units		01/24		22	$23	$29	—%	(6)(25)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	291	—%	(6)(25)
MIV Buyer, LLC	LLC Units		09/25		515	51	52	—%	(6)(25)
NF Holdco, LLC	LLC Units		03/23		426,340	439	56	—%	(6)(25)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	40	—%	(6)(25)
SmartShift Group, Inc.	Common Stock		09/23		183	183	353	—%	(6)(25)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	34	—%	(6)(25)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	39	—%	(6)(25)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	371	0.1%	(3)(6)(25)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	42	—%	(3)(6)(25)
Subtotal Services: Business (0.7%)*						3,811	5,037
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		156,501.2	157	197	—%	(6)
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,051	0.1%	(6)(25)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,745	—	—	—%	(3)(6)(25)
Subtotal Services: Consumer (0.2%)*						1,008	1,248
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	42	—%	(3)(6)(25)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	—	—%	(3)(6)(25)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,515	1.6%	(6)
Subtotal Telecommunications (1.6%)*						11,553	11,557
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		161.6	162	431	0.1%	(6)(25)
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	497	0.1%	(6)(25)
FragilePak LLC	Partnership Units		05/21		889.3	889	635	0.1%	(6)(25)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	488	0.1%	(6)(25)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,159	5,090	—	—%	(6)(25)
Subtotal Transportation: Cargo (0.3%)*						6,805	2,051
Subtotal Equity Investments (8.5%)*						66,796	69,609
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			632	733	0.1%	(6)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						632	733
Subtotal Royalty Rights (0.1%)*						632	733
Subtotal Non-Control / Non-Affiliate Investments (149.1%)*						1,108,116	1,091,377

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$3,229	$3,229	$3,229	0.4%	(6)(26)
Subtotal Aerospace & Defense (0.4%)*					3,229	3,229	3,229
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	07/21	02/29	6,693	6,671	6,693	0.9%	(6)(7)(11)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	$2,246	$2,237	$2,246	0.3%	(6)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	2,100	2,006	2,006	0.3%	(6)(7)(12)(26)
Subtotal Banking, Finance, Insurance, & Real Estate (1.5%)*					11,039	10,914	10,945
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	12/23	12/28	3,489	3,489	3,431	0.5%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (0.5%)*					3,489	3,489	3,431
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% PIK	12/22	12/29	5,334	4,547	2,422	0.3%	(3)(6)(7)(10)(24)
Subtotal Healthcare & Pharmaceuticals (0.3%)					5,334	4,547	2,422
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,910	7,986	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,685	3,681	0.5%	(6)
Subtotal Hotel, Gaming, & Leisure (1.6%)*					12,141	11,595	11,667
Subtotal Debt Investments (4.3%)*					35,232	33,774	31,694

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,076,261	$1,078	$1,819	0.2%	(6)(25)
Subtotal Aerospace & Defense (0.2%)*						1,078	1,819
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,978	68,948	9.4%	(6)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.7% PIK	02/23		50,500	64,403	64,403	8.8%	(6)(12)(26)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	3,108	0.4%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (18.6%)*						110,381	136,459
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		497,228	4,871	4,072	0.6%	(6)(25)
Subtotal Chemicals, Plastics, & Rubber (0.6%)*						4,871	4,072
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		42,639,499	—	—	—%	(3)(6)(25)
Subtotal Healthcare & Pharmaceuticals(—%)						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	10,080	1.4%	(6)(25)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						8,248	10,080
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			14,645	15,538	2.1%	(3)(28)
Thompson Rivers LLC	6.6% Member Interest		06/20			7,282	1,293	0.2%	(25)(28)
Waccamaw River LLC	20% Member Interest		02/21			13,239	619	0.1%	(3)(28)
Subtotal Investment Funds & Vehicles (2.4%)*						35,166	17,450
Subtotal Equity Investments (26.9%)*						159,744	169,880
Subtotal Affiliate Investments (29.8%)*						193,518	201,574
Total Investments, March 31, 2026 (176.6%)*						$1,301,634	$1,292,951

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$29,465	A$41,519	HSBC Bank USA	06/30/26	$1,044
Foreign currency forward contract (CAD)	$1,301	C$1,762	HSBC Bank USA	06/30/26	33
Foreign currency forward contract (DKK)	$746	4,806kr.	HSBC Bank USA	06/30/26	2
Foreign currency forward contract (EUR)	$29,171	€25,182	HSBC Bank USA	06/30/26	54
Foreign currency forward contract (GBP)	$35,324	£26,420	HSBC Bank USA	06/30/26	503
Foreign currency forward contract (NZD)	$7,001	NZ$11,868	BNP Paribas	06/30/26	205
Foreign currency forward contract (NOK)	$2,570	24,892kr	BNP Paribas	06/30/26	18
Foreign currency forward contract (SEK)	$2,112	19,580kr	HSBC Bank USA	06/30/26	50
Foreign currency forward contract (CHF)	$2,523	1,952Fr.	HSBC Bank USA	06/30/26	67
Total Foreign Currency Forward Contracts, March 31, 2026					$1,976
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2026 represented 176.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.0% of total investments at fair value as of March 31, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,357	$—	$—	$—	$(819)	$15,538	$1,000
		16,357	—	—	—	(819)	15,538	1,000

Biolam Group(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK)(e)	3,137	—	—	—	(715)	2,422	—
	Ordinary Shares (42,639,499 shares)	—	—	—	—	—	—	—
		3,137	—	—	—	(715)	2,422	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 11.7% Cash)	3,385	17	—	—	29	3,431	102
	Common Stock (497,228 shares)	3,570	—	—	—	502	4,072	—
		6,955	17	—	—	531	7,503	102

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,946	14	—	—	26	7,986	177
	Subordinated Term Loan (8.0% Cash)	3,663	5	—	—	13	3,681	81
	LLC Units (1,759,051 units)	9,992	—	—	—	88	10,080	—
		21,601	19	—	—	127	21,747	258

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.3% Cash)	$4,896	$3,551	$(1,752)	$—	$(2)	$6,693	$128
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	43
	LLC Units (44,197,541 units)	68,948	—	—	—	—	68,948	1,906
		76,090	3,552	(1,752)	—	(3)	77,887	2,077

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00% 11.7% Cash)	1,333	671	—	—	2	2,006	47
	Preferred LP Units (50,500 units) (SOFR + 6.00%, 9.7% PIK)	64,649	1,539	(1,786)	—	1	64,403	1,540
	Common LP Units (15.4 units)	2,327	—	—	—	781	3,108	—
		68,309	2,210	(1,786)	—	784	69,517	1,587

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,204	25	—	—	—	3,229	96
	LLC Units (1,076,261 units)	1,068	8	—	—	743	1,819	—
		4,272	33	—	—	743	5,048	96

Thompson Rivers LLC	6.6% Member Interest	1,782	—	(495)	—	6	1,293	—
		1,782	—	(495)	—	6	1,293	—

Waccamaw River LLC	20% Member Interest	4,409	—	(3,867)	—	77	619	133
		4,409	—	(3,867)	—	77	619	133

Total Affiliate Investments		$202,912	$5,831	$(7,900)	$—	$731	$201,574	$5,253
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
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2026 was 1.89300%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2026 was 2.07900%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2026 was 2.47500%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2026 was 3.66484%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2026 was 3.68223%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2026 was 3.70002%.
(14)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2026 was 3.84580%.
(15)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2026 was 4.03620%.
(16)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2026 was 4.05560%.
(17)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2026 was 4.30800%.
(18)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2026 was 4.78490%.
(19)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2026 was 2.51000%.
(20)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2026 was -0.05310%.
(21)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2026 was 4.03000%.
(22)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2026 was 2.18600%.
(23)The interest rate on these loans is subject to 3 Month CORRA, which as of March 31, 2026 was 2.27000%
(24)Non-accrual investment.
(25)Investment is non-income producing.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)
(26)Position or portion thereof is an unfunded loan or equity commitment.
(27)PIK non-accrual investment.
(28)Portfolio company does not issue shares or units; member interest is based on commitments.

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
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,494	$—	$—	$—	$(137)	$16,357	$1,000
		16,494	—	—	—	(137)	16,357	1,000

Biolam Group(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.5% PIK)(e)	—	2,358	(159)	112	826	3,137	14
	Ordinary Shares (42,639,499 shares)	—	—	—	—	—	—	—
		—	2,358	(159)	112	826	3,137	14

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 11.7% PIK)	2,566	906	—	—	(87)	3,385	395
	Common Stock (497,228 shares)	4,505	—	—	—	(935)	3,570	—
		7,071	906	—	—	(1,022)	6,955	395

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,885	52	—	—	9	7,946	716
	Subordinated Term Loan (8.0% Cash)	3,635	19	—	—	9	3,663	326
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	71	—	—	1,584	21,601	1,042

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.3% Cash)	$4,986	$4,052	$(4,132)	$—	$(10)	$4,896	$546
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	3	—	—	(3)	2,246	175
	LLC Units (44,197,541 units)	67,622	11	—	—	1,315	68,948	8,178
		74,854	4,066	(4,132)	—	1,302	76,090	8,899

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.9% Cash)	—	1,335	—	—	(2)	1,333	19
	Preferred LP Units (50,500 units) (SOFR + 6.00%, 9.9% PIK)	60,085	6,383	(1,810)	—	(9)	64,649	6,383
	Common LP Units (15.4 units)	157	—	—	—	2,170	2,327	200
		60,242	7,718	(1,810)	—	2,159	68,309	6,602

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	717	2,523	(36)	—	—	3,204	282
	LLC Units (1,068,037.3 units)	239	831	—	—	(2)	1,068	—
		956	3,354	(36)	—	(2)	4,272	282

Thompson Rivers LLC	6.6% Member Interest	2,979	—	(1,189)	—	(8)	1,782	—
		2,979	—	(1,189)	—	(8)	1,782	—

Waccamaw River LLC	20% Member Interest	10,730	—	(5,843)	—	(478)	4,409	907
		10,730	—	(5,843)	—	(478)	4,409	907

Total Affiliate Investments		$193,272	$18,473	$(13,169)	$112	$4,224	$202,912	$19,141
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
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2025 was 2.10700%.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser, a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
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
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For both the three months ended March 31, 2026 and 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million. As of March 31, 2026, the Base Management Fee of $0.5 million for the three months ended March 31, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $0.5 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the administration agreement between the Company and the Adviser (the “Administration Agreement”), and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount, debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
For the three months ended March 31, 2026 and 2025, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.7 million and $2.6 million, respectively. As of March 31, 2026, the Income-Based Fee of $2.7 million for the three months ended March 31, 2026 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Income-Based Fee of $3.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For both the three months ended March 31, 2026 and 2025, the Company did not accrue any Capital Gains Fees.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 7, 2026 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
For the three months ended March 31, 2026 and 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $0.2 million, respectively. As of March 31, 2026, the administrative expenses of $0.3 million incurred during the three months ended March 31, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the administrative expenses

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
of $0.2 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 7, 2026 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets as of March 31, 2026 and December 31, 2025 are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2026:
Senior debt and 1st lien notes	$989,803	76%	$969,341	75%	133%
Subordinated debt and 2nd lien notes	74,862	6	73,760	6	10
Structured products	9,801	1	9,625	1	1
Equity shares	191,367	15	221,453	17	30
Equity warrants	2	—	589	—	—
Royalty rights	632	—	733	—	—
Investment in joint ventures	35,167	2	17,450	1	3
	$1,301,634	100%	$1,292,951	100%	177%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%	137%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6	10
Structured products	19,208	1	19,666	1	3
Equity shares	191,329	14	220,229	16	30
Equity warrants	2	—	583	—	—
Royalty rights	646	—	743	—	—
Investment in joint ventures	39,529	3	22,548	2	3
	$1,335,077	100%	$1,336,960	100%	183%
During the three months ended March 31, 2026, the Company made 13 new portfolio company investments totaling $17.5 million and made additional investments in existing portfolio companies totaling $17.4 million.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2025, the Company made 13 new portfolio company investments totaling $35.2 million and made additional investments in existing portfolio companies totaling $16.5 million.
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2026, the Company held a 10.0% partnership interest in Banff. As of March 31, 2026, the cost and fair value of the Company’s investment in Banff was $14.6 million and $15.5 million, respectively.
For the three months ended March 31, 2026 and 2025, Banff declared $10.0 million and nil, respectively, in distributions, of which $1.0 million and nil, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Banff’s investment portfolio was $81.9 million as of March 31, 2026, as compared to $106.3 million as of December 31, 2025. As of March 31, 2026, Banff’s investments had an aggregate cost of $90.0 million, as compared to $113.4 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 8.5% and 8.8%, respectively. As of March 31, 2026 and December 31, 2025, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Senior debt and 1st lien notes	$89,019	99%	$81,899	100%
Equity shares	972	1	—	—
	$89,991	100%	$81,899	100%
December 31, 2025:
Senior debt and 1st lien notes	$112,466	99%	$106,250	100%
Equity shares	972	1	—	—
	$113,438	100%	$106,250	100%

The industry composition of Banff’s investments at fair value at March 31, 2026 and December 31, 2025 was as follows:

($ in thousands)	March 31, 2026		December 31, 2025
Aerospace & Defense	$9,566	12%	$9,750	9%
Banking, Finance, Insurance, & Real Estate	5,991	7	17,495	16
Beverage, Food, & Tobacco	—	—	8,737	8
Construction & Building	1,093	1	1,335	1
Consumer goods: Durable	1,925	2	1,908	2
Consumer goods: Non-durable	6,269	8	6,266	6
Containers, Packaging, & Glass	6,763	8	6,995	7
Healthcare & Pharmaceuticals	4,837	6	7,244	7
High Tech Industries	7,419	9	7,468	7
Media: Advertising, Printing, & Publishing	267	—	267	—
Media: Diversified & Production	2,117	3	2,253	2
Services: Business	18,542	23	19,106	18
Services: Consumer	12,149	15	12,532	12
Transportation: Cargo	4,961	6	4,894	5
Total	$81,899	100%	$106,250	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at March 31, 2026 and December 31, 2025 was as follows:

($ in thousands)	March 31, 2026		December 31, 2025
Australia	$2,351	3%	$2,289	2%
Belgium	—	—	8,736	8
Canada	253	—	271	—
France	25,797	31	26,848	25
Germany	4,585	6	4,660	4
Hong Kong	6,294	8	6,333	6
Netherlands	9,744	12	10,034	10
Singapore	3,964	5	3,960	4
United Kingdom	2,117	2	15,997	15
USA	26,794	33	27,122	26
Total	$81,899	100%	$106,250	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both March 31, 2026 and December 31, 2025, the Company had sold $187.9 million of its investments to Banff. As of both March 31, 2026 and December 31, 2025, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2026 and 2025, Thompson Rivers declared $7.5 million and $6.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $0.4 million, respectively, of the distributions as a return of capital.
As of March 31, 2026, Thompson Rivers had $72.2 million in Ginnie Mae early buyout loans and $2.3 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of March 31, 2026, Thompson Rivers had 459 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Federal Housing Administration (“FHA”) loans	$75,030	96%	$69,468	96%
Veterans Affairs (“VA”) loans	2,973	4	2,735	4
	$78,003	100%	$72,203	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $57.6 million and $68.5 million outstanding as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both March 31, 2026 and December 31, 2025, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the three months ended March 31, 2026 and 2025, Waccamaw River declared $20.0 million and $10.3 million, respectively, in distributions, of which $0.1 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026 and 2025, the Company recognized $3.9 million and $1.7 million, respectively, of the distributions as a return of capital.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of March 31, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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
As of March 31, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)    Includes $85.6 million of total contributed capital by related parties as of both March 31, 2026 and December 31, 2025.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of March 31, 2026 and December 31, 2025, $6.7 million and $4.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of March 31, 2026 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. On November 25, 2025, the Company made a second lien senior secured loan of $5.0 million, alongside other related party affiliates. As of March 31, 2026 and December 31, 2025, $2.1 million and $1.4 million, respectively, of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Valuation of Investments
The Adviser, as Valuation Designee (as defined below), conducts the valuation of the Company’s investments, upon which the Company’s net asset value (“NAV”) is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2026 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$833,182	Yield Analysis	Market Yield	6.4% – 27.0%	10.0%	Decrease
	54,366	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.7x	7.9x	Increase
	70,729	Recent Transaction	Transaction Price	97.5% – 99.5%	99.0%	Increase
Subordinated debt and 2nd lien notes	49,533	Yield Analysis	Market Yield	8.7% – 20.6%	13.2%	Decrease
	20,331	Market Approach	Adjusted EBITDA Multiple	0.7x – 10.0x	6.1x	Increase
	3,896	Recent Transaction	Transaction Price	98.0% – 98.5%	98.0%	Increase
Structured products(1)	7,400	Yield Analysis	Market Yield	5.4% – 13.0%	12.5%	Decrease
Equity shares(2)	29,715	Yield Analysis	Market Yield	11.2% – 22.9%	15.6%	Decrease
	173,161	Market Approach	Adjusted EBITDA Multiple	0.4x – 22.5x	6.8x	Increase
	670	Market Approach	Revenue Multiple	4.5x – 6.5x	4.6x	Increase
	10,079	Discounted Cash Flow Analysis	Discount Rate	13.2%	13.2%	Decrease
	1,922	Net Asset Approach	Liabilities	$(75,470.0)	$(75,470.0)	Decrease
	322	Recent Transaction	Transaction Price	$1.00	$1.00	Increase
Equity warrants	589	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.2x	Increase
Royalty rights	733	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $987, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the three months ended March 31, 2026, four senior debt and first lien note positions with an aggregate fair value of $27.5 million, one subordinated debt and second lien note position with a fair value of $0.2 million and one equity position with a fair value of $2.2 million transitioned from a yield analysis to a market approach valuation model. In addition, one equity position with a fair value of $3.8 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $7.4 million transitioned from a broker quote to a yield analysis valuation model. The change in approach was driven by considerations given to the financial performance of each portfolio company.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2025 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$813,850	Yield Analysis	Market Yield	6.6% – 27.0%	10.2%	Decrease
	29,957	Market Approach	Adjusted EBITDA Multiple	0.2x – 12.0x	9.2x	Increase
	138,193	Recent Transaction	Transaction Price	98.0% – 100.0%	99.1%	Increase
Subordinated debt and 2nd lien notes	57,760	Yield Analysis	Market Yield	8.0% – 22.5%	12.8%	Decrease
	15,977	Market Approach	Adjusted EBITDA Multiple	0.7x – 26.0x	16.8x	Increase
	1,333	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares(1)	25,716	Yield Analysis	Market Yield	11.0% – 32.8%	16.2%	Decrease
	170,379	Market Approach	Adjusted EBITDA Multiple	0.2x – 27.0x	16.8x	Increase
	844	Market Approach	Revenue Multiple	5.3x – 8.5x	5.4x	Increase
	9,992	Discounted Cash Flow Analysis	Discount Rate	12.4%	12.4%	Decrease
	4,840	Net Asset Approach	Liabilities	$(93,817.9) – $(117,319.9)	$(107,707.2)	Decrease
	2,310	Recent Transaction	Transaction Price	$0.00 – $1,000.00	$56.02	Increase
Equity warrants	583	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.3x	11.3x	Increase
Royalty rights	743	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $8,491, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$11,064	$958,277	$969,341
Subordinated debt and 2nd lien notes	—	—	73,760	73,760
Structured products	—	1,238	8,387	9,625
Equity shares	—	2,554	218,899	221,453
Equity warrants	—	—	589	589
Royalty rights	—	—	733	733
Investments subject to leveling	$—	$14,856	$1,260,645	$1,275,501
Investment in joint ventures (1)				17,450
				$1,292,951

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$16,121	$982,000	$998,121
Subordinated debt and 2nd lien notes	—	—	75,070	75,070
Structured products	—	11,175	8,491	19,666
Equity shares	—	3,118	217,111	220,229
Equity warrants	—	—	583	583
Royalty rights	—	—	743	743
Investments subject to leveling	$—	$30,414	$1,283,998	$1,314,412
Investment in joint ventures (1)				22,548
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$982,000	$75,070	$8,491	$217,111	$583	$743	$1,283,998
New investments	26,507	7,370	—	1,066	—	—	34,943
Proceeds from sales of investments / return of capital	(799)	—	—	(1,636)	—	(14)	(2,449)
Loan origination fees received	(242)	(63)	—	—	—	—	(305)
Principal repayments received	(41,492)	(9,718)	(82)	—	—	—	(51,292)
Payment-in-kind interest /dividends	1,034	981	—	(143)	—	—	1,872
Accretion of loan premium / discount	62	—	—	—	—	—	62
Accretion of deferred loan origination revenue	1,242	191	—	—	—	—	1,433
Realized gain (loss)	(572)	—	—	751	—	—	179
Unrealized appreciation (depreciation)	(9,463)	(71)	(22)	1,750	6	4	(7,796)
Fair value, end of period	$958,277	$73,760	$8,387	$218,899	$589	$733	$1,260,645

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
New investments	47,240	706	—	3,813	—	—	51,759
Transfers out of Level 3 (1)	—	(6,523)	—	(2,906)	—	—	(9,429)
Proceeds from sales of investments / return of capital	(111)	—	—	(574)	—	(42)	(727)
Loan origination fees received	(1,025)	(2)	—	—	—	—	(1,027)
Principal repayments received	(19,884)	(6,267)	(798)	—	—	—	(26,949)
Payment-in-kind interest /dividends	452	764	—	1,617	—	—	2,833
Accretion of loan premium / discount	61	—	—	—	—	—	61
Accretion of deferred loan origination revenue	1,167	168	—	—	—	—	1,335
Realized gain (loss)	(402)	(138)	—	188	—	—	(352)
Unrealized appreciation (depreciation)	7,232	389	308	2,715	42	314	11,000
Fair value, end of period	$1,001,987	$66,597	$15,001	$214,425	$1,259	$3,189	$1,302,458
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $7.7 million during the three months ended March 31, 2026 was related to portfolio company investments that were still held by the Company as of March 31, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $10.7 million during the three months ended March 31, 2025 was related to portfolio company investments that were still held by the Company as of March 31, 2025.
During the three months ended March 31, 2026, the Company made investments of approximately $20.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2026, the Company made investments of $14.6 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2026 and December 31, 2025, the Company had eight and five portfolio companies, respectively, with investments that were on non-accrual.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
PIK interest and dividend income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
PIK interest income	$2,264	$1,542
PIK interest income as a % of investment income	6.9%	4.4%
PIK dividend income	$807	$2,170
PIK dividend income as % of investment income	2.4%	6.3%
Total PIK income	$3,071	$3,712
Total PIK income as a % of investment income	9.3%	10.7%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both March 31, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$949	$1,042
Management, valuation and other fees	213	219
Royalty income	21	77
Total Recurring Fee and Other Income	1,183	1,338
Non-Recurring Fee and Other Income:
Prepayment fees	2	61
Acceleration of unamortized loan origination fees	400	294
Advisory, loan amendment and other fees	—	87
Total Non-Recurring Fee and Other Income	402	442
Total Fee and Other Income	$1,585	$1,780
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
Concentration of Credit Risk
As of March 31, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2026 and December 31, 2025, the Company’s largest single portfolio company investment represented approximately 6.0% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2026, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currencies
As of March 31, 2026 the Company held 15 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 61 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor and 27 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 61 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 27 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rate fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) on investments in the Company’s Unaudited Consolidated Statements of Operations.
In addition, during both the three months ended March 31, 2026 and March 31, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For both the three months ended March 31, 2026 and 2025, the Company recorded net expenses of $0.4 million for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2026 and December 31, 2025 was approximately $1,300.3 million and $1,333.6 million, respectively. As of March 31, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $5.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $69.4 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $0.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $64.5 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $1.6 million and $1.7 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Credit Facility:
January 15, 2021	June 30, 2028	5.336%	$530,319	$562,286
Total Credit Facility			$530,319	$562,286
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(45)	(57)
Total Notes			$99,955	$99,943

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Combined weighted average interest rate(1)	5.318%	6.133%
Combined weighted average debt outstanding	$641,701	$706,132
(1)Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 215.9% as of March 31, 2026.
ING Capital Credit Facility
On January 15, 2021, the Company entered into the ING Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the ING Credit Facility totaled $65.0 million.
On April 30, 2021, the Company amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, the Company entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, the Company had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. On April 25, 2022, the Company amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the London Interbank Offered Rate benchmark provisions under the ING Credit Facility with SOFR benchmark provisions. On October 13, 2022, the Company amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of March 31, 2026, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2026, the Company had U.S. dollar borrowings of $368.5 million under the ING Credit Facility with an interest rate of 5.769% (with term SOFR borrowings subject to one month SOFR of 3.669%), borrowings denominated in Canadian dollars of C$1.2 million ($0.9 million U.S. dollars) with an interest rate of 4.570% (one month CORRA of 2.570%), borrowings denominated in British pounds sterling of £24.2 million ($31.9 million U.S. dollars) with an interest rate of 5.760% (one month SONIA of 3.727%) and borrowings denominated in Euros of €112.0 million ($129.0 million U.S. dollars) with an interest rate of 4.000% (one month EURIBOR of 2.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of March 31, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the ING Credit Facility was $530.3 million and $562.3 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of March 31, 2026, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of March 31, 2026 and December 31, 2025, the fair values of the February 2027 Notes were $97.8 million and $98.4 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$29,465	A$41,519	06/30/26	$1,044	Derivative assets
Foreign currency forward contract (CAD)	$1,301	C$1,762	06/30/26	33	Derivative assets
Foreign currency forward contract (DKK)	$746	4,806kr.	06/30/26	2	Derivative assets
Foreign currency forward contract (EUR)	$29,171	€25,182	06/30/26	54	Derivative assets
Foreign currency forward contract (GBP)	$35,324	£26,420	06/30/26	503	Derivative assets
Foreign currency forward contract (NZD)	$7,001	NZ$11,868	06/30/26	205	Derivative assets
Foreign currency forward contract (NOK)	$2,570	24,892kr	06/30/26	18	Derivative assets
Foreign currency forward contract (SEK)	$2,112	19,580kr	06/30/26	50	Derivative assets
Foreign currency forward contract (CHF)	$2,523	1,952Fr.	06/30/26	67	Derivative assets
Total				$1,976

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$26,891	A$40,492	03/31/26	$(112)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,296	C$1,785	03/31/26	(10)	Derivative liabilities
Foreign currency forward contract (DKK)	$744	4,740kr.	03/31/26	(4)	Derivative liabilities
Foreign currency forward contract (EUR)	$650	€550	03/31/26	2	Derivative assets
Foreign currency forward contract (EUR)	$29,994	€25,611	03/31/26	(177)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,000	$1,346	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$35,247	£26,432	03/31/26	(283)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,803	NZ$11,712	03/31/26	44	Derivative assets
Foreign currency forward contract (NOK)	$2,433	24,673kr	03/31/26	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,084	19,285kr	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,437	1,934Fr.	03/31/26	(21)	Derivative liabilities
Total				$(592)
As of March 31, 2026 and December 31, 2025, the total fair value of the Company’s foreign currency forward contracts was $2.0 million and $(0.6) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
As of both March 31, 2026 and December 31, 2025, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both March 31, 2026 and December 31, 2025, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$475	$475
ABC Legal Holdings, LLC	Revolver	433	433

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Accelevation LLC	Delayed Draw Term Loan	239	239
Accelevation LLC	Revolver	378	473
Accurus Aerospace Corporation(2)	Revolver	807	807
AD Bidco, Inc.	Delayed Draw Term Loan	—	130
AD Bidco, Inc.	Revolver	—	434
Adhefin International(3)	Delayed Draw Term Loan	438	446
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	292	489
AirX Climate Solutions, Inc.(2)	Revolver	147	163
Americo Chemical Products, LLC	Revolver	471	471
Anthracite Buyer, Inc.	Revolver	643	643
Apex Service Partners, LLC	Delayed Draw Term Loan	1,816	2,047
Apex Service Partners, LLC	Revolver	38	51
Application Boot Camp LLC	Revolver	352	352
Arc Education(3)	Delayed Draw Term Loan	1,109	1,131
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	502	589
ARC Interco Purchaser, LLC(2)	Revolver	364	364
Argus Intermediate, LLC	Delayed Draw Term Loan	1,196	1,196
Argus Intermediate, LLC	Revolver	143	143
Artemis Bidco Limited(3)	Delayed Draw Term Loan	424	446
ASC Communications, LLC(2)	Revolver	658	658
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	986	960
Azalea Buyer, Inc.	Revolver	—	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	55
Basin Innovation Group, LLC	Revolver	255	255
Bitly, Inc.	Revolver	94	94
BKF Buyer, Inc.(2)	Revolver	1,253	1,253
BLI Buyer, Inc.	Delayed Draw Term Loan	474	474
BLI Buyer, Inc.	Revolver	300	400
Breeze Aviation Group Inc(2)	Delayed Draw Term Loan	1,500	—
BrightSign LLC	Revolver	179	179
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	239	290
Broadway Buyer, LLC	Delayed Draw Term Loan	330	330
Broadway Buyer, LLC	Revolver	190	193
Caldwell & Gregory LLC	Delayed Draw Term Loan	375	375
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	52	53
Cascade Residential Services LLC(2)	Revolver	66	165
CCFF Buyer, LLC	Delayed Draw Term Loan	705	730
CCFF Buyer, LLC	Revolver	608	608
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	55	55
CloudOne Digital Corp.	Revolver	451	451
Comply365, LLC	Revolver	407	407
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	545	556
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	2,671	2,841
Credit Key Funding II LLC(2)	Revolver	338	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Dane Street, LLC	Delayed Draw Term Loan	663	—
Dane Street, LLC	Revolver	353	—
DAWGS Intermediate Holdings Co.	Revolver	505	488
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Revolver	152	210
Discovery Buyer, L.P.	Delayed Draw Term Loan	922	922
Discovery Buyer, L.P.	Revolver	500	625
Durare Bidco, LLC(2)	Delayed Draw Term Loan	431	431
Durare Bidco, LLC(2)	Revolver	431	431
EB Development(3)	Capex / Acquisition Facility	237	242
EB Development(3)	Delayed Draw Term Loan	615	627
Eclipse Business Capital, LLC	Revolver	4,537	6,334
EMI Porta Holdco LLC(2)	Revolver	864	941
ERS Holdings, LLC	Delayed Draw Term Loan	344	—
ERS Holdings, LLC	Revolver	134	—
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	161	—
Everest Midco Limited(2)	Revolver	86	—
Expert Institute Group Inc.	Delayed Draw Term Loan	985	985
Expert Institute Group Inc.	Revolver	530	530
Express Wash Acquisition Company, LLC(2)	Revolver	289	289
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	463	200
Finaxy Holding(3)	Delayed Draw Term Loan	642	655
Forest Buyer, LLC(2)	Revolver	298	298
Forge Borrower, LLC	Delayed Draw Term Loan	1,316	—
Forge Borrower, LLC	Revolver	263	—
GB Eagle Buyer, Inc.	Revolver	1,406	1,737
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	350	341
GMES LLC	Delayed Draw Term Loan	313	313
GMES LLC	Revolver	204	229
GMF Parent, Inc.	Delayed Draw Term Loan	747	747
GMF Parent, Inc.	Revolver	282	292
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	46	51
Groupe Product Life(2)(3)	Delayed Draw Term Loan	20	21
Haystack Holdings LLC	Delayed Draw Term Loan	748	1,699
Haystack Holdings LLC	Revolver	412	412
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	73	113
HemaSource, Inc.	Revolver	868	902
High Street Buyer Inc.(2)	Delayed Draw Term Loan	2,124	2,250
HomeX Services Group LLC	Delayed Draw Term Loan	910	1,334
HomeX Services Group LLC	Revolver	320	360
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	217	217
HS Advisory Buyer LLC(2)	Revolver	107	200
HSL Compliance(4)	Delayed Draw Term Loan	358	429
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
HTI Technology & Industries(2)	Revolver	409	682
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	96	96
Hydratech Holdings, Inc.(2)	Revolver	215	311
Ice House America, L.L.C.(2)	Revolver	36	36
International Fleet Financing No.2 B.V.(2)(3)	Revolver	124	126
Interstellar Group B.V.(3)	Delayed Draw Term Loan	616	628
InvoCare Limited(5)	Delayed Draw Term Loan	122	119
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	100	157
KAMC Holdings Inc.(2)	Revolver	344	344
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	407	407
Kanawha Scales & Systems, LLC	Revolver	134	144
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	66	67
Keystone Bidco B.V.(2)(3)	Revolver	41	42
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	183
LeadsOnline, LLC	Revolver	1,952	1,952
LHS Borrower, LLC	Revolver	152	181
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	220	—
Lockmasters Security Intermediate, Inc.(2)	Delayed Draw Term Loan	411	411
Lockmasters Security Intermediate, Inc.(2)	Revolver	176	176
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	662	675
Maia Bidco Limited(2)(4)	Revolver	166	169
Marmoutier Holding B.V.(2)(3)	Term Loan	41	42
MB Purchaser, LLC	Delayed Draw Term Loan	393	393
MB Purchaser, LLC	Revolver	281	281
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	16	16
Media Recovery, Inc. (SpotSee)(2)	Revolver	433	433
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	533	544
Megawatt Acquisitionco, Inc.(2)	Revolver	332	332
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	403	389
MIV Buyer, LLC	Delayed Draw Term Loan	557	644
MIV Buyer, LLC	Revolver	225	159
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	416	405
Momentum Textiles, LLC(2)	Revolver	280	280
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	488	593
MSI Express Inc.(2)	Revolver	189	190
NAW Buyer LLC	Delayed Draw Term Loan	723	1,174
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC	Revolver	73	73
NF Holdco, LLC(2)	Revolver	265	420
Northstar Recycling, LLC	Revolver	705	705
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	250	255
OAC Holdings I Corp	Revolver	235	685
OSP AFS Buyer, LLC	Delayed Draw Term Loan	1,425	1,425
OSP AFS Buyer, LLC	Revolver	327	327
OSP Hamilton Purchaser, LLC(2)	Revolver	363	363
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	147	147

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	139	139
Owl Intermediate Holdings, LLC(2)	Revolver	366	454
Panther Bidco Pty Ltd(2)(5)	Capex / Acquisition Facility	141	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	349	—
Polara Enterprises, L.L.C.	Revolver	530	474
Premium Invest(3)	Capex / Acquisition Facility	447	455
Proceed Legal Inc.	Delayed Draw Term Loan	692	—
Proceed Legal Inc.	Revolver	79	—
ProfitOptics, LLC(2)	Revolver	316	194
Pro-Vision Solutions Holdings, LLC	Revolver	2,063	1,919
Qima Finance LTD	Capex / Acquisition Facility	186	186
R1 Holdings, LLC(2)	Revolver	110	110
Randys Holdings, Inc.	Delayed Draw Term Loan	114	611
Randys Holdings, Inc.	Revolver	1,329	1,399
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC(2)	Revolver	881	881
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	214	295
Real Chemistry Intermediate III, Inc.	Revolver	394	394
Recon Buyer LLC	Delayed Draw Term Loan	1,612	1,612
Recon Buyer LLC	Revolver	204	204
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	152	152
RKD Group, LLC(2)	Delayed Draw Term Loan	274	274
RKD Group, LLC(2)	Revolver	189	189
Rocade Holdings LLC	Delayed Draw Term Loan	2,900	3,567
Rocade Holdings LLC	Preferred Equity	4,500	4,500
Rock Labor LLC	Revolver	625	625
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC(2)	Revolver	1,940	1,940
RPX Corporation	Revolver	1,008	1,008
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	289	281
Saab Purchaser, Inc.(2)	Revolver	957	957
Sanoptis S.A.R.L.(3)	Term Loan	1,691	2,786
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	399	407
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	334	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	513	513
SCP CDH Buyer, Inc.	Revolver	243	243
SCP Medical Products, LLC.(2)	Revolver	181	213
Screenvision, LLC	Revolver	613	613
Sinari Invest(2)(3)	Delayed Draw Term Loan	499	509
Skyvault Holdings LLC	Delayed Draw Term Loan	521	546
Skyvault Holdings LLC	Equity	—	182
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	718	678
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	399	521
SPATCO Energy Solutions, LLC(2)	Revolver	594	594

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Spatial Business Systems LLC	Revolver	703	703
SRS Acquiom Holdings LLC(2)	Revolver	390	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	499	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	440	448
Superjet Buyer, LLC(2)	Revolver	876	876
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	909	909
Swoop Intermediate III, Inc.	Revolver	303	303
Syntax Midco 2 Inc.	Delayed Draw Term Loan	498	498
Syntax Midco 2 Inc.	Revolver	308	262
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	748	748
TA KHP Aggregator, L.P.	Revolver	299	299
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,217
TAPCO Buyer LLC(2)	Revolver	583	583
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(3)	Revolver	—	167
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	1,494	1,494
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039	1,039
THG Acquisition, LLC	Delayed Draw Term Loan	502	577
THG Acquisition, LLC	Revolver	404	465
Trintech, Inc.	Revolver	—	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	75	137
TSYL Corporate Buyer, Inc.	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	114	117
UHY Advisors, Inc.	Delayed Draw Term Loan	5,595	5,832
UHY Advisors, Inc.	Revolver	857	1,247
Unither (Uniholding)(3)	Delayed Draw Term Loan	275	509
Unosquare, LLC(2)	Delayed Draw Term Loan	666	666
Unosquare, LLC(2)	Revolver	323	323
Whitcraft Holdings, Inc.	Revolver	761	943
Woodland Foods, LLC(2)	Line of Credit	786	1,048
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp	Revolver	932	932
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	326	332
Total unused commitments to extend financing		$128,892	$135,806
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2026	March 31, 2025
Per share data:
Net asset value at beginning of period	$22.41	$22.57
Net investment income (1)	0.59	0.61
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)(2)	(0.04)	0.29
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.15)	(0.19)
Total increase from investment operations (1)	0.40	0.71
Dividends paid to stockholders from net investment income	(0.64)	(0.64)
Net asset value at end of period	$22.17	$22.64
Shares outstanding at end of period	33,024,526	31,169,306
Net assets at end of period	$732,183	$705,519
Average net assets	$739,114	$699,122
Ratio of total expenses to average net assets (annualized) (3)	7.42%	9.08%
Ratio of net investment income to average net assets (annualized) (3)	10.45%	10.76%
Portfolio turnover ratio (annualized)	2.54%	3.15%
Total return (4)	1.75%	3.15%
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
(3)Does not include expenses of underlying investment companies, including joint ventures.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On May 7, 2026, the Board declared a quarterly dividend of $0.64 per share payable on June 10, 2026 to holders of record as of May 27, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, government shutdowns and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption in our operations due to terrorism, geopolitical conflict or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Our primary investment objective is to provide consistently attractive returns. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses on this market segment. We source investments within our primary investment strategy primarily from the Barings Global Private Finance and Capital Solutions Team (“Barings GPF”). The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
As of both March 31, 2026 and December 31, 2025, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.2%. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.0% and 9.1% as of March 31, 2026 and December 31, 2025, respectively.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $383.8 billion (as of March 31, 2026) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Portfolio Composition
The total value of our investment portfolio was $1,293.0 million as of March 31, 2026, as compared to $1,337.0 million as of December 31, 2025. As of March 31, 2026, we had investments in 304 portfolio companies with an aggregate cost of $1,301.6 million. As of December 31, 2025, we had investments in 302 portfolio companies with an aggregate cost of $1,335.1 million. As of both March 31, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Senior debt and 1st lien notes	$989,803	76%	$969,341	75%
Subordinated debt and 2nd lien notes	74,862	6	73,760	6
Structured products	9,801	1	9,625	1
Equity shares	191,367	15	221,453	17
Equity warrants	2	—	589	—
Royalty rights	632	—	733	—
Investment in joint ventures	35,167	2	17,450	1
	$1,301,634	100%	$1,292,951	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6
Structured products	19,208	1	19,666	1
Equity shares	191,329	14	220,229	16
Equity warrants	2	—	583	—
Royalty rights	646	—	743	—
Investment in joint ventures	39,529	3	22,548	2
	$1,335,077	100%	$1,336,960	100%
Investment Activity
During the three months ended March 31, 2026, we made 13 new portfolio company investments totaling $17.5 million and made additional investments in existing portfolio companies totaling $17.4 million. We had 10 loans repaid totaling $40.1 million and received $26.1 million of portfolio company principal payments and sales proceeds. We received $4.9 million of return of capital from our joint ventures, royalty rights and equity investments. Lastly, we received proceeds related to the sale of equity investments totaling $1.1 million and recognized a net realized gain on such sales totaling $0.8 million.

During the three months ended March 31, 2025, we made 13 new portfolio company investments totaling $35.2 million and made investments in existing portfolio companies totaling $16.5 million. We had seven loans repaid totaling $21.4 million and recognized a net realized loss on these transactions of $0.4 million. We also received $18.6 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $2.8 million. We received $2.2 million of return of capital from our joint venture and royalty rights investments. Lastly, we received proceeds related to the sale of equity investments totaling $0.6 million and recognized a net realized loss on such sales totaling $15.0 thousand.
Total portfolio investment activity for the three months ended March 31, 2026 and 2025 was as follows:

Three Months Ended March 31, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$998,121	$75,070	$19,666	$220,229	$583	$743	$22,548	$1,336,960
New investments	26,507	7,370	—	1,066	—	—	—	34,943
Proceeds from sales of investments / return of capital	(799)	—	(10,000)	(1,636)	—	(14)	(4,362)	(16,811)
Loan origination fees received	(242)	(63)	—	—	—	—	—	(305)
Principal repayments received	(45,651)	(9,718)	(88)	—	—	—	—	(55,457)
Payment-in-kind interest /dividends	1,034	981	—	(143)	—	—	—	1,872
Accretion of loan premium /discount	135	—	4	—	—	—	—	139
Accretion of deferred loan origination revenue	1,243	191	—	—	—	—	—	1,434
Realized gain (loss)	(686)	—	677	751	—	—	—	742
Unrealized appreciation (depreciation)	(10,321)	(71)	(634)	1,186	6	4	(736)	(10,566)
Fair value, end of period	$969,341	$73,760	$9,625	$221,453	$589	$733	$17,450	$1,292,951

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956
New investments	47,239	706	—	3,813	—	—	—	51,758
Proceeds from sales of investments / return of capital	(7,872)	—	—	(574)	—	(42)	(2,145)	(10,633)
Loan origination fees received	(1,025)	(1)	—	—	—	—	—	(1,026)
Principal repayments received	(25,093)	(6,267)	(825)	—	—	—	—	(32,185)
Payment-in-kind interest / dividends	452	1,015	—	1,617	—	—	—	3,084
Accretion of loan premium / discount	507	30	4	—	—	—	—	541
Accretion of deferred loan origination revenue	1,168	168	—	—	—	—	—	1,336
Realized gain (loss)	(2,989)	(139)	—	(14)	—	—	—	(3,142)
Unrealized appreciation (depreciation)	10,361	900	613	3,134	42	314	(71)	15,293
Fair value, end of period	$1,030,540	$73,912	$27,189	$217,906	$1,259	$3,189	$27,987	$1,381,982

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table shows the classification of our investments by risk rating as of March 31, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	March 31, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$122,505	10%	$139,713	10%
Category 2	931,644	73	947,169	72
Category 3	161,573	13	154,704	12
Category 4	43,548	3	51,022	4
Category 5	18,143	1	27,995	2
Total	$1,277,413	100%	$1,320,603	100%

(1)Excludes 10% member interest in Banff Partners LP.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2026, we had eight portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $9.6 million, which comprised 0.7% of the total fair value our portfolio, and the aggregate cost of which was $21.8 million, which comprised 1.7% of the total cost of our portfolio. As of December 31, 2025, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.1 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.6 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2026 is provided below.
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Acogroup was $3.2 million and the fair value of such investments was $1.0 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our first lien EURIBOR + 4.00% debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 4.00% debt investment in Bariacum for financial reporting purposes. As of March 31, 2026, the cost of our first lien EURIBOR + 4.00% debt investment in Bariacum was $2.5 million and the fair value of such investment was nil.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Biolam was $4.5 million and the fair value of such investment was $2.4 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2026, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.1 million.
EMI Porta Holdco LLC
During the quarter ended March 31, 2026, we placed our debt investments in EMI Porta Holdco LLC, or EMI, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in EMI for financial reporting purposes. As of March 31, 2026, the cost of our debt investments in EMI was $8.0 million and the fair value of such investments was $5.8 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of March 31, 2026, the cost of our subordinated debt investment in Eurofins was $1.0 million and the fair value of such investment was nil.

GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of March 31, 2026, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Terrybear, Inc.
During the quarter ended March 31, 2026, we placed our debt investment in Terrybear, Inc., or Terrybear, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Terrybear for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Terrybear was $0.3 million and the fair value of such investments was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of March 31, 2026, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $4.5 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Total investment income	$33,013	$34,686
Total operating expenses	13,307	15,475
Net investment income before taxes	19,706	19,211
Income taxes, including excise tax expense	400	400
Net investment income after taxes	19,306	18,811
Net realized gains (losses)	(1,291)	8,810
Net unrealized appreciation (depreciation)	(4,932)	(5,778)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(6,223)	3,032
Net increase in net assets resulting from operations	$13,083	$21,843
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Investment income:
Total interest income	$23,228	$26,898
Total dividend income	5,121	2,291
Total fee and other income	1,585	1,780
Total payment-in-kind interest income	2,264	1,542
Total payment-in-kind dividend income	807	2,170
Interest income from cash	8	5
Total investment income	$33,013	$34,686
The change in total investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease in the weighted average yield on the portfolio, partially offset by an increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.2% as of March 31, 2026, as compared to 9.8% as of March 31, 2025. For the three months ended March 31, 2026, dividends from portfolio companies and joint venture investments were $5.1 million, as compared to $2.3 million for the three months ended March 31, 2025.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Operating expenses:
Interest and other financing fees	$9,131	$11,325
Base management fee	504	524
Incentive management fees	2,679	2,571
Other general and administrative expenses	993	1,055
Total operating expenses	$13,307	$15,475
Interest and Other Financing Fees
Interest and other financing fees during both the three months ended March 31, 2026 and 2025 were attributable to borrowings under the February 2027 Notes and the ING Credit Facility (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The decrease in interest and other financing fees for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily attributable to a lower weighted average interest rate on the ING Credit Facility and lower weighted average borrowings on the ING Credit Facility. The weighted average interest rate on the ING Credit Facility for the three months ended March 31, 2026 was 5.4%, as compared to 6.4% for the three months ended March 31, 2025. The weighted average borrowings on the ING Credit Facility for the three months ended March 31, 2026 was $541.7 million, as compared to $606.1 million for the three months ended March 31, 2025.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreement and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three months ended March 31, 2026 and 2025, the amount of Base Management Fees incurred were approximately $0.5 million.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2026 and 2025, the amount of Income-Based Fees incurred was $2.7 million and $2.6 million, respectively. The Incentive Fee for both the three months ended March 31, 2026 and March 31, 2025 was limited due to net capital losses under the incentive fee cap. The increase in the Income-Based Fees for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, relates predominantly to decreased trailing 12 quarter net capital losses as of March 31, 2026.
For both the three months ended March 31, 2026 and 2025, we did not accrue any Capital Gains Fees. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2026 and 2025, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.2 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$742	$(3,142)
Net realized gains (losses) on investments	742	(3,142)
Foreign currency transactions	(279)	534
Forward currency contracts	(1,754)	11,418
Net realized gains (losses)	$(1,291)	$8,810
During the three months ended March 31, 2026, we recognized net realized losses totaling $1.3 million, which consisted primarily of a net loss on our forward currency contracts of $1.8 million and a net loss on foreign currency transactions of $0.3 million, partially offset by a net gain on our investment portfolio of $0.7 million. The net gain on our investment portfolio predominantly related to a gain of $1.8 million on the exit of equity, structured product and debt investments, partially offset by a loss of $1.1 million on the sale of our debt investments in one portfolio company. The net gain of $0.7 million was predominantly reclassified from unrealized appreciation.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(11,208)	$14,400
Affiliate investments	731	368
Net unrealized appreciation (depreciation) on investments	(10,477)	14,768
Foreign currency transactions	2,977	(3,456)
Forward currency contracts	2,568	(17,090)
Net unrealized appreciation (depreciation)	$(4,932)	$(5,778)
During the three months ended March 31, 2026, we recorded net unrealized depreciation totaling $4.9 million, consisting of net unrealized depreciation on our current portfolio of $10.0 million and net unrealized depreciation reclassification adjustments of $0.6 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation related to foreign currency transactions of $3.0 million, net unrealized appreciation related to forward currency contracts of $2.6 million and a deferred tax asset of $0.1 million. The net unrealized depreciation on our current portfolio of $10.0 million was driven primarily by broad market moves for investments of $4.1 million, the credit or fundamental performance of investments of $2.5 million and the impact of foreign currency exchange rates on investments of $3.4 million.
During the three months ended March 31, 2025, we recorded net unrealized depreciation totaling $5.8 million, consisting of net unrealized depreciation related to forward currency contracts of $17.1 million, net unrealized depreciation related to foreign currency transactions of $3.5 million and deferred taxes of $0.5 million, partially offset by net unrealized appreciation on our current portfolio of $11.7 million and net unrealized appreciation reclassification adjustments of $3.5 million related to the net realized losses on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $11.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $8.6 million and broad market moves for investments of $4.3 million, partially offset by the credit or fundamental performance of investments of $1.2 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 215.9% as of March 31, 2026.
Cash Flows
For the three months ended March 31, 2026, we experienced a net increase in cash in the amount of $6.3 million. During that period, our operating activities provided $45.1 million in cash, with proceeds from sales or repayments of portfolio investments totaling $72.7 million and other cash collections from investments exceeding purchases of portfolio investments of $35.1 million. In addition, our financing activities used $38.9 million of cash, consisting of net repayments under the ING Credit Facility of $28.9 million and dividends paid in the amount of $10.0 million. As of March 31, 2026, we had $47.1 million of cash on hand, including foreign currencies.
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
On April 30, 2021, we amended and restated the credit agreement governing the ING Credit Facility to increase the total commitments under the facility to $325.0 million and include a $25.0 million letter of credit sub-facility. On July 22, 2021, we entered into an incremental commitment and assumption agreement to increase the aggregate commitments under the ING Credit Facility to $500.0 million. As amended as of March 31, 2022, we had aggregate commitments from lenders of $500.0 million under the ING Credit Facility, the maximum commitment then allowed under the ING Credit Facility. On April 25, 2022, we amended the ING Credit Facility to, among other things, (i) increase total commitments from lenders to $625.0 million from $500.0 million, (ii) upsize the accordion feature under the ING Credit Facility to allow for an increase in aggregate commitments thereunder from new and existing lenders on the same terms and conditions as the existing commitments up to a total of $800.0 million, subject to certain conditions and the satisfaction of specified financial covenants, and (iii) replace the London Interbank Offered Rate benchmark provisions under the ING Credit Facility with SOFR benchmark provisions. On October 13, 2022, we amended the ING Credit Facility to increase total commitments from lenders to $710.0 million from $625.0 million.
On November 15, 2024, we entered into a second amended and restated senior secured credit agreement (the “Amended ING Credit Agreement”), which amended and restated that certain amended and restated senior secured revolving credit agreement, dated as of April 30, 2021. The Amended ING Credit Agreement, among other changes, (a) extended the revolving period under the ING Credit Facility from April 30, 2025 to a scheduled end date of June 30, 2027 or, if earlier, the date the commitment period is terminated under the Amended ING Credit Agreement; (b) extended the stated maturity date from April 30, 2026 to the earliest of (i) June 30, 2028 or (ii) the date that is one year after the termination of the commitment period under the Amended ING Credit Agreement in connection with a Liquidity Event (as defined below) involving us; (c) adjusted the interest rate charged on borrowings under the ING Credit Facility from an applicable spread of either the term SOFR plus 2.15% plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months, to an applicable spread of 2.00% plus a credit spread adjustment of 0.10%; and (d) reallocated $300 million from revolving commitments to term loan commitments. For purposes of the Amended ING Credit Agreement, a “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, included an affiliated BDC), such as a strategic sale of Barings Capital Investment Corporation or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities).
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions.
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of March 31, 2026, we were in compliance with all covenants of the ING Credit Facility.
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
As of March 31, 2026, we had U.S. dollar borrowings of $368.5 million under the ING Credit Facility with an interest rate of 5.769% (with term SOFR borrowings subject to one month SOFR of 3.669%), borrowings denominated in Canadian dollars of C$1.2 million ($0.9 million U.S. dollars) with an interest rate of 4.570% (one month CORRA of 2.570%), borrowings denominated in British pounds sterling of £24.2 million ($31.9 million U.S. dollars) with an interest rate of 5.760% (one month SONIA of 3.727%) and borrowings denominated in Euros of €112.0 million ($129.0 million U.S. dollars) with an interest rate of 4.000% (one month EURIBOR of 2.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2026, the total fair value of the borrowings outstanding under the ING Credit Facility was $530.3 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2026, we were in compliance with all covenants under the February 2022 NPA.
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
As of March 31, 2026, the fair value of the outstanding February 2027 Notes was $97.8 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income (“ICTI”) as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
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
Recent Developments
Subsequent to March 31, 2026, we made approximately $38.3 million of new commitments, of which $26.6 million closed and funded. The $26.6 million of investments consists of $16.5 million of first lien senior secured debt investments, $10.0 million of second lien senior secured debt investments and $42.5 thousand of equity investments. The weighted average yield of the debt investments was 8.7%. In addition, we funded $5.0 million of previously committed revolvers and delayed draw term loans.
On May 7, 2026, the Board declared a quarterly dividend of $0.64 per share payable on June 10, 2026 to holders of record as of May 27, 2026.
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
Valuation of Investments
The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments, and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 177% of our total net assets, as compared to approximately 183% of our total net assets as of December 31, 2025.
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
Fee and other income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$949	$1,042
Management, valuation and other fees	213	219
Royalty income	21	77
Total Recurring Fee and Other Income	1,183	1,338
Non-Recurring Fee and Other Income:
Prepayment fees	2	61
Acceleration of unamortized loan origination fees	400	294
Advisory, loan amendment and other fees	—	87
Total Non-Recurring Fee and Other Income	402	442
Total Fee and Other Income	$1,585	$1,780
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
PIK interest and dividend income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
PIK interest income	$2,264	$1,542
PIK interest income as a % of investment income	6.9%	4.4%
PIK dividend income	$807	$2,170
PIK dividend income as % of investment income	2.4%	6.3%
Total PIK income	$3,071	$3,712
Total PIK income as a % of investment income	9.3%	10.7%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2026 and December 31, 2025 were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$61,055	$62,758
Total unfunded revolving loan commitments	61,263	65,429
Total unfunded capex and acquisition facility commitments	2,074	2,937
Total unfunded debt commitments	124,392	131,124
Unfunded Equity Commitments:
Total unfunded equity commitments	—	182
Total unfunded preferred equity commitments	4,500	4,500
Total unfunded equity commitments	4,500	4,682
Total unused commitments to extend financing	$128,892	$135,806

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2026, we were not a party to any interest rate hedging arrangements.
The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. Changes in interest rates may affect our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of March 31, 2026, approximately $1,041.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2026, approximately $530.3 million (principal amount) of our borrowings bore interest at variable rates (approximately 84.1% of our total borrowings as of March 31, 2026) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our March 31, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,246	$15,910	$15,336
Up 200 basis points	20,831	10,606	10,225
Up 100 basis points	10,415	5,303	5,112
Down 25 basis points	(2,604)	(1,326)	(1,278)
Down 50 basis points	(5,208)	(2,652)	(2,556)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of March 31, 2026, we had U.S. dollar borrowings of $368.5 million outstanding under the ING Credit Facility with an interest rate of 5.769% (with term SOFR borrowings subject to one month SOFR of 3.669%), borrowings denominated in Canadian dollars of C$1.2 million ($0.9 million U.S. dollars) with an interest rate of 4.570% (one month CORRA of 2.570%), borrowings denominated in British pounds sterling of £24.2 million ($31.9 million U.S. dollars) with an interest rate of 5.760% (one month SONIA of 3.727%) and borrowings denominated in Euros of €112.0 million ($129.0 million U.S. dollars) with an interest rate of 4.000% (one month EURIBOR of 2.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	May 7, 2026	/s/ Bryan High
Bryan High
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	May 7, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	May 7, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)