Form 10-Q
period 2026-06-30
Barings Capital Investment Corp
filed 2026-08-05
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 5, 2026 was 33,524,275.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,124,179 and $1,139,490 as of June 30, 2026 and December 31, 2025, respectively)	$1,104,946	$1,134,048
Affiliate investments (cost of $222,554 and $195,587 as of June 30, 2026 and December 31, 2025, respectively)	227,308	202,912
Total investments at fair value	1,332,254	1,336,960
Cash	17,585	30,704
Foreign currencies (cost of $7,337 and $10,151 as of June 30, 2026 and December 31, 2025, respectively)	7,337	10,118
Interest and fees receivable	19,426	19,920
Prepaid expenses and other assets	182	186
Derivative assets	832	46
Deferred financing fees	4,132	5,155
Receivable from unsettled transactions	462	981
Total assets	$1,382,210	$1,404,070
Liabilities:
Accounts payable and accrued liabilities	$3,043	$4,249
Interest payable	3,250	3,725
Administrative fees payable	239	233
Base management fees payable	503	519
Incentive management fees payable	2,574	3,040
Derivative liabilities	89	638
Payable from unsettled transactions	359	380
Borrowings under credit facility	535,498	562,286
Notes payable (net of deferred financing fees)	99,968	99,943
Total liabilities	645,523	675,013
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 33,524,275 and 32,539,522 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	34	33
Additional paid-in capital	730,602	708,655
Total distributable earnings	6,051	20,369
Total net assets	736,687	729,057
Total liabilities and net assets	$1,382,210	$1,404,070
Net asset value per share	$21.97	$22.41
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$21,824	$26,220	$44,416	$52,604
Affiliate investments	1,314	428	1,950	942
Total interest income	23,138	26,648	46,366	53,546
Dividend income:
Non-Control / Non-Affiliate investments	127	188	669	207
Affiliate investments	5,831	2,496	10,410	4,768
Total dividend income	5,958	2,684	11,079	4,975
Fee and other income:
Non-Control / Non-Affiliate investments	1,681	2,316	3,245	4,076
Affiliate investments	71	46	92	66
Total fee and other income	1,752	2,362	3,337	4,142
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,047	2,351	4,293	3,864
Affiliate investments	230	184	248	213
Total payment-in-kind interest income	2,277	2,535	4,541	4,077
Payment-in-kind dividend income:
Non-Control / Non-Affiliate investments	818	651	1,625	1,290
Affiliate investments	—	1,585	—	3,116
Total payment-in-kind dividend income	818	2,236	1,625	4,406
Interest income from cash	8	11	16	17
Total investment income	33,951	36,476	66,964	71,163
Operating expenses:
Interest and other financing fees	8,934	11,745	18,064	23,070
Base management fee (Note 2)	503	528	1,007	1,052
Incentive management fees (Note 2)	2,574	2,931	5,254	5,502
Other general and administrative expenses (Note 2)	925	748	1,918	1,804
Total operating expenses	12,936	15,952	26,243	31,428
Net investment income before taxes	21,015	20,524	40,721	39,735
Income taxes, including excise tax expense	251	407	651	806
Net investment income after taxes	$20,764	$20,117	$40,070	$38,929

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,075)	$3,456	$(333)	$314
Benefit from (provision for) taxes	—	(36)	—	(36)
Net realized gains (losses) on investments	(1,075)	3,420	(333)	278
Foreign currency transactions	504	1,520	226	2,054
Forward currency contracts	1,369	(11,999)	(385)	(581)
Net realized gains (losses)	798	(7,059)	(492)	1,751
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(4,620)	10,858	(15,828)	25,257
Affiliate investments	(1,236)	1,823	(505)	2,191
Net unrealized appreciation (depreciation) on investments	(5,856)	12,681	(16,333)	27,448
Foreign currency transactions	86	(7,757)	3,063	(11,212)
Forward currency contracts	(1,232)	(1,502)	1,335	(18,592)
Net unrealized appreciation (depreciation)	(7,002)	3,422	(11,935)	(2,356)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(6,204)	(3,637)	(12,427)	(605)
Net increase in net assets resulting from operations	$14,560	$16,480	$27,643	$38,324
Net investment income per share — basic and diluted	$0.63	$0.64	$1.22	$1.25
Net increase in net assets resulting from operations per share — basic and diluted	$0.44	$0.53	$0.84	$1.24
Dividends / distributions per share:
Total dividends / distributions	$0.64	$0.64	$1.28	$1.28
Weighted average shares outstanding — basic and diluted	33,134,361	31,261,613	32,892,176	31,045,905

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2026	33,024,526	$33	$719,523	$12,627	$732,183
Net investment income	—	—	—	20,764	20,764
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	798	798
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(7,002)	(7,002)
Dividends / distributions	499,749	1	11,079	(21,136)	(10,056)
Balance, June 30, 2026	33,524,275	$34	$730,602	$6,051	$736,687

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2025	31,169,306	$31	$676,573	$28,915	$705,519
Net investment income	—	—	—	20,117	20,117
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(7,059)	(7,059)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	3,422	3,422
Dividends / distributions	442,103	—	10,009	(19,948)	(9,939)
Balance, June 30, 2025	31,611,409	$31	$686,582	$25,447	$712,060

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2025	32,539,522	$33	$708,655	$20,369	$729,057
Net investment income	—	—	—	40,070	40,070
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(492)	(492)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(11,935)	(11,935)
Dividends / distributions	984,753	1	21,947	(41,961)	(20,013)
Balance, June 30, 2026	33,524,275	$34	$730,602	$6,051	$736,687

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
Net investment income	—	—	—	38,929	38,929
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	1,751	1,751
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,356)	(2,356)
Dividends / distributions	874,997	—	19,779	(39,620)	(19,841)
Balance, June 30, 2025	31,611,409	$31	$686,582	$25,447	$712,060

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$27,643	$38,324
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(125,389)	(111,878)
Repayments received / sales of portfolio investments	121,356	110,215
Loan origination and other fees received	1,245	1,978
Net realized (gain) loss on investments	333	(314)
Net realized (gain) loss on foreign currency transactions	(226)	(2,054)
Net realized (gain) loss on forward currency contracts	385	581
Net unrealized (appreciation) depreciation on investments	16,333	(27,448)
Net unrealized (appreciation) depreciation on foreign currency transactions	(3,063)	11,212
Net unrealized (appreciation) depreciation on forward currency contracts	(1,335)	18,592
Payment-in-kind interest / dividends	(5,576)	(5,444)
Amortization of deferred financing fees	1,048	1,043
Accretion of loan origination and other fees	(2,570)	(2,924)
Amortization / accretion of purchased loan premium / discount	(368)	(669)
Payments for derivative contracts	(2,407)	(16,493)
Proceeds from derivative contracts	2,022	15,912
Changes in operating assets and liabilities:
Interest and fees receivable	73	356
Prepaid expenses and other assets	4	98
Accounts payable and accrued liabilities	(1,655)	(571)
Interest payable	(473)	(254)
Net cash provided by (used in) operating activities	27,380	30,262
Cash flows from financing activities:
Borrowings under credit facility	44,862	31,500
Repayments of credit facility	(68,129)	(69,048)
Cash dividends / distributions paid	(20,013)	(19,841)
Net cash provided by (used in) financing activities	(43,280)	(57,389)
Net increase (decrease) in cash and foreign currencies	(15,900)	(27,127)
Cash and foreign currencies, beginning of period	40,822	53,842
Cash and foreign currencies, end of period	$24,922	$26,715
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,075	$22,046
Excise taxes paid during the period	$1,475	$1,863
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$21,948	$19,779
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/22	04/28	$9,356	$9,305	$9,337	1.3%	(6)(7)(12)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.6% Cash	04/22	04/28	599	595	597	0.1%	(6)(7)(12)(26)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.2% Cash	11/22	11/28	10,412	10,283	10,308	1.4%	(6)(7)(12)
ATL II MRO Holdings Inc.	Revolver	SOFR + 4.75%, 8.2% Cash	11/22	11/28	—	(22)	(19)	—%	(6)(7)(12)(26)
Balaena Maritime (UK) Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	06/26	06/31	5,003	4,905	4,878	0.7%	(3)(6)(7)(14)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	658	655	658	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/22	11/30	11,086	10,931	11,086	1.5%	(6)(7)(12)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	12/22	11/30	—	(26)	—	—%	(6)(7)(12)(26)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	10/24	09/31	3,430	3,229	3,430	0.5%	(3)(6)(7)(9)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	03/24	03/30	2,002	1,975	2,002	0.3%	(6)(7)(12)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	03/24	03/30	75	71	75	—%	(6)(7)(12)(26)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	02/26	03/33	505	491	505	0.1%	(3)(6)(7)(9)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	03/21	11/27	455	462	455	0.1%	(3)(6)(7)(9)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.8% Cash	03/21	11/26	776	798	776	0.1%	(3)(6)(7)(9)
Sisu Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	12/20	12/28	4,877	4,868	4,833	0.7%	(6)(7)(12)
Surface Finishing Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	1,424	1,403	1,402	0.2%	(6)(7)(13)(26)
Surface Finishing Technologies Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	—	(3)	(3)	—%	(6)(7)(13)(26)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash, 2.0% PIK	02/21	02/27	13,862	13,834	11,921	1.6%	(6)(7)(12)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/23	09/31	6,133	6,004	6,108	0.8%	(6)(7)(12)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	358	341	355	—%	(6)(7)(12)(26)
Subtotal Aerospace & Defense (9.3%)*					71,011	70,099	68,704
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.8% Cash	07/22	07/30	2,273	2,221	2,080	0.3%	(6)(7)(12)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/29	1,638	1,627	1,638	0.2%	(6)(7)(12)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	391	387	391	0.1%	(6)(7)(12)(26)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	11/22	11/29	12,852	12,670	12,746	1.7%	(6)(7)(11)(26)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	11/22	11/29	157	144	146	—%	(6)(7)(11)(26)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	1,037	1,012	1,015	0.1%	(6)(7)(12)(26)
Recon Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(2)	(2)	—%	(6)(7)(12)(26)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	07/24	07/30	3,834	3,773	3,711	0.5%	(6)(7)(12)(26)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	07/24	07/30	149	140	131	—%	(6)(7)(12)(26)
Subtotal Automotive (3.0%)*					22,331	21,972	21,856

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.30%, 12.0% PIK	05/25	05/32	$3,128	$3,086	$2,746	0.4%	(3)(6)(7)(14)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	07/25	07/31	2,360	2,339	2,339	0.3%	(6)(7)(11)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	02/32	714	670	701	0.1%	(3)(6)(7)(15)(26)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	2,232	2,189	2,189	0.3%	(6)(7)(11)(26)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	169	166	166	—%	(6)(7)(11)(26)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/31	1,416	1,394	1,396	0.2%	(6)(7)(11)(26)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/31	—	(2)	(2)	—%	(6)(7)(11)(26)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.1% Cash	11/23	12/31	5,469	5,101	5,416	0.7%	(3)(6)(7)(10)(26)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/26	01/33	921	900	902	0.1%	(6)(7)(12)(26)
Forge Borrower, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/26	01/33	—	(2)	(2)	—%	(6)(7)(12)(26)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.3% Cash	10/23	09/30	2,664	2,424	2,568	0.3%	(3)(6)(7)(10)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	07/25	07/32	375	362	362	—%	(6)(7)(12)(26)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	05/21	05/28	2,172	2,228	2,120	0.3%	(3)(6)(7)(9)(26)
Kite Topco Ltd	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	05/26	05/33	1,228	1,223	1,207	0.2%	(3)(6)(7)(15)(26)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.68%, 9.4% Cash	03/26	03/32	2,424	2,415	2,401	0.3%	(3)(6)(7)(14)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	08/31	2,470	2,438	2,448	0.3%	(6)(7)(12)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/25	10/31	744	720	723	0.1%	(6)(7)(12)(26)
OSP AFS Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/31	—	(4)	(3)	—%	(6)(7)(12)(26)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/32	1,893	1,873	1,683	0.2%	(6)(7)(12)(26)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/32	87	83	41	—%	(6)(7)(12)(26)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	06/21	12/30	2,415	2,235	2,415	0.3%	(3)(6)(7)(9)(26)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	17,010	16,942	16,946	2.3%	(3)(6)(7)(12)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/32	2,051	2,031	2,033	0.3%	(6)(7)(12)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/32	—	(4)	(4)	—%	(6)(7)(12)(26)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	10/21	12/28	4,557	4,519	4,520	0.6%	(6)(7)(11)(26)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.50%, 8.1% Cash	10/21	12/28	—	(5)	(7)	—%	(6)(7)(11)(26)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	4,206	4,174	4,186	0.6%	(6)(7)(11)(26)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/31	132	128	129	—%	(6)(7)(11)(26)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	1,966	1,951	1,966	0.3%	(6)(7)(12)
Subtotal Banking, Finance, Insurance, & Real Estate (8.4%)*					62,803	61,574	61,585
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.8% Cash	04/25	04/29	6,567	6,470	6,567	0.9%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	5,229	5,178	5,229	0.7%	(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	$2,577	$2,524	$2,577	0.3%	(6)(7)(12)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 10.9% PIK	02/24	04/29	932	932	932	0.1%	(6)(7)(12)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	730	730	730	0.1%	(6)(7)(12)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	1,393	1,376	1,378	0.2%	(6)(7)(12)(26)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	27	24	24	—%	(6)(7)(12)(26)
L.A. Specialty Produce Co., LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/26	04/33	1,768	1,746	1,747	0.2%	(6)(7)(12)(26)
L.A. Specialty Produce Co., LLC	Revolver	SOFR + 4.50%, 8.2% Cash	04/26	04/33	—	(3)	(3)	—%	(6)(7)(12)(26)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	12/21	12/28	2,371	2,279	2,371	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/28	3,566	3,545	3,539	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/28	524	518	516	0.1%	(6)(7)(12)(26)
Subtotal Beverage, Food, & Tobacco (3.5%)*					25,684	25,319	25,607
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/29	848	837	838	0.1%	(6)(7)(12)(26)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	11/23	11/29	653	642	653	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.4% Cash	11/23	11/29	31	29	31	—%	(6)(7)(12)(26)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	07/22	07/29	2,630	2,343	2,614	0.4%	(3)(6)(7)(9)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% PIK	03/23	07/29	9,893	9,580	7,717	1.0%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/21	11/28	1,995	1,982	1,995	0.3%	(3)(6)(7)(12)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	03/25	03/31	1,825	1,809	1,819	0.2%	(6)(7)(12)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.25%, 8.0% Cash	03/25	03/31	77	72	75	—%	(6)(7)(12)(26)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	11/32	451	444	445	0.1%	(6)(7)(12)(26)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	11/25	11/32	35	34	34	—%	(6)(7)(12)(26)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	12/21	12/27	1,602	1,593	1,602	0.2%	(6)(7)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.4% Cash	12/21	12/27	—	(3)	—	—%	(6)(7)(12)(26)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.25%, 5.3% Cash, 4.6% PIK	07/23	07/29	3,793	3,743	3,198	0.4%	(6)(7)(12)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.25%, 5.3% Cash, 4.6% PIK	07/23	07/29	341	332	234	—%	(6)(7)(12)(26)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	3,210	3,177	3,178	0.4%	(6)(7)(13)(26)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(6)	(6)	—%	(6)(7)(13)(26)
Tallman Equipment Co., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/26	06/32	1,618	1,590	1,590	0.2%	(6)(7)(12)(26)
Tallman Equipment Co., Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	06/26	06/32	—	(4)	(4)	—%	(6)(7)(12)(26)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/24	11/30	4,363	4,316	4,319	0.6%	(6)(7)(11)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/24	11/30	87	83	81	—%	(6)(7)(11)(26)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	4,059	4,039	4,029	0.5%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(3)	(6)	—%	(6)(7)(12)(26)
Subtotal Capital Equipment (4.7%)*					37,511	36,629	34,436

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/23	04/29	$1,866	$1,841	$1,847	0.3%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/23	04/29	—	(6)	(5)	—%	(6)(7)(11)(26)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.58%, 10.1% Cash	11/21	11/28	893	919	883	0.1%	(3)(6)(7)(17)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.58%, 7.8% Cash	11/21	11/28	7,490	7,187	7,408	1.0%	(3)(6)(7)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.58%, 9.4% Cash	11/21	11/28	1,090	1,090	1,078	0.1%	(3)(6)(7)(12)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.4% Cash	01/23	11/28	1,034	947	1,023	0.1%	(3)(6)(7)(10)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	10/25	10/31	2,939	2,885	2,887	0.4%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					15,312	14,863	15,121
Construction & Building
AMP Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/26	04/33	2,205	2,194	2,195	0.3%	(6)(7)(12)
AMP Purchaser, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	04/26	04/33	—	(1)	(1)	—%	(6)(7)(12)(26)
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	11/25	10/30	1,174	1,152	1,169	0.2%	(6)(7)(12)(26)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	11/25	10/29	32	32	32	—%	(6)(7)(12)(26)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	08/24	08/30	3,391	3,364	3,352	0.5%	(6)(7)(11)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	08/24	08/30	—	(9)	(14)	—%	(6)(7)(11)(26)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	05/26	12/29	2,893	2,893	2,893	0.4%	(6)(7)(12)
EMI Porta Holdco LLC	Revolver	SOFR + 5.50%, 9.1% Cash	05/26	11/29	—	—	—	—%	(6)(7)(12)(26)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/25	09/31	2,095	2,070	2,075	0.3%	(6)(7)(12)(26)
GMES LLC	Revolver	SOFR + 5.25%, 9.0% Cash	09/25	09/31	51	48	49	—%	(6)(7)(12)(26)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/25	09/27	1,861	1,852	1,857	0.3%	(6)(7)(12)(26)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	05/25	09/27	—	(1)	—	—%	(6)(7)(12)(26)
Subtotal Construction & Building (1.8%)*					13,702	13,594	13,607
Consumer goods: Durable
BCTS Parent, LLC	First Lien Senior Secured Term Loan	CORRA + 4.75%, 7.3% Cash	04/26	12/31	1,317	1,321	1,297	0.2%	(3)(6)(7)(18)(26)
BCTS Parent, LLC	Revolver	CORRA + 4.75%, 7.3% Cash	04/26	12/31	84	83	82	—%	(3)(6)(7)(18)(26)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.4% Cash	07/22	06/27	5,545	5,522	5,480	0.7%	(6)(7)(12)(26)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.4% Cash	07/22	06/27	—	(1)	(4)	—%	(6)(7)(12)(26)
Main Line Commercial Pools LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/26	04/33	409	399	398	0.1%	(6)(7)(12)(26)
Main Line Commercial Pools LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/26	04/33	—	(1)	(1)	—%	(6)(7)(12)(26)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	2,193	2,177	2,176	0.3%	(6)(7)(12)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(2)	(2)	—%	(6)(7)(12)(26)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/27	7,371	7,330	7,371	1.0%	(6)(7)(12)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% PIK	05/23	05/28	812	803	737	0.1%	(6)(24)
Terrybear, Inc.	Subordinated Term Loan	14.0% PIK	04/22	04/28	300	297	166	—%	(6)(24)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	8,566	8,519	8,197	1.1%	(3)(6)(7)(15)
Vista Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/26	05/33	3,966	3,923	3,922	0.5%	(6)(7)(11)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Vista Acquisition, LLC	Revolver	SOFR + 5.00%, 8.6% Cash	05/26	05/33	$—	$(4)	$(4)	—%	(6)(7)(11)(26)
Subtotal Consumer goods: Durable (4.0%)*					30,563	30,366	29,815
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	02/21	02/28	2,401	2,459	2,391	0.3%	(3)(6)(7)(10)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	02/24	02/30	3,497	3,442	3,479	0.5%	(6)(7)(12)(26)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.6% Cash	02/24	02/30	—	(7)	(3)	—%	(6)(7)(12)(26)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 11.00%, 14.7% Cash	04/24	04/29	944	896	872	0.1%	(3)(6)(7)(15)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	01/24	01/30	2,140	2,112	2,073	0.3%	(6)(7)(12)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.7% Cash	01/24	01/30	189	186	182	—%	(6)(7)(12)(26)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/20	12/28	5,697	5,688	5,697	0.8%	(6)(7)(12)
Subtotal Consumer goods: Non-durable (2.0%)*					14,868	14,776	14,691
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	1,622	1,603	1,606	0.2%	(6)(7)(12)(26)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	90	86	87	—%	(6)(7)(12)(26)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash	06/24	06/29	1,048	1,034	1,031	0.1%	(6)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.9% Cash	05/22	05/30	7,143	7,063	7,143	1.0%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	1,162	1,155	1,162	0.2%	(6)(7)(12)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	2,411	2,421	2,411	0.3%	(6)(7)(14)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(3)	—	—%	(6)(7)(12)(26)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(3)	—	—%	(6)(7)(14)(26)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/25	03/31	1,818	1,800	1,749	0.2%	(6)(7)(11)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.5% Cash	03/25	03/31	476	469	460	0.1%	(6)(7)(12)(26)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 7.9% Cash	06/21	06/28	7,082	7,317	6,778	0.9%	(3)(6)(7)(9)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	03/22	03/28	7,052	6,996	6,650	0.9%	(6)(7)(11)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	05/23	03/28	1,995	1,971	1,889	0.3%	(6)(7)(11)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.5% Cash	03/22	03/28	76	72	39	—%	(6)(7)(11)(26)
Subtotal Containers, Packaging, & Glass (4.2%)*					31,975	31,981	31,005
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/22	10/28	6,337	6,253	6,311	0.9%	(6)(7)(12)
WWEC Holdings III Corp	Revolver	SOFR + 5.25%, 9.0% Cash	10/22	10/28	—	(6)	(4)	—%	(6)(7)(12)(26)
Subtotal Energy: Electricity (0.9%)*					6,337	6,247	6,307
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/25	11/31	474	465	478	0.1%	(3)(6)(7)(12)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/21	01/27	3,672	3,666	3,672	0.5%	(6)(7)(12)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.1% Cash	12/24	12/30	4,237	4,198	4,237	0.6%	(6)(7)(12)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.1% Cash	12/24	12/30	—	(6)	—	—%	(6)(7)(12)(26)
Subtotal Environmental Industries (1.1%)*					8,383	8,323	8,387

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	1.9% Cash, 12.4% PIK	11/22	09/29	$8,792	$7,126	$4,475	0.6%	(3)(6)(27)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	192	189	192	—%	(3)(6)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,059	1,859	1,962	0.3%	(3)(6)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	11/21	11/28	341	318	341	—%	(3)(6)(7)(9)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	2,011	1,983	2,011	0.3%	(3)(6)(7)(15)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,258	1,282	1,258	0.2%	(3)(6)(7)(17)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	17.0% Cash	04/24	12/26	79	79	229	—%	(3)(6)(26)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	2,004	1,782	116	—%	(3)(6)(7)(19)(24)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/21	10/28	3,125	3,022	3,112	0.4%	(3)(6)(7)(10)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.0% Cash	10/21	10/28	2,717	2,503	2,717	0.4%	(3)(6)(7)(10)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	1,995	1,949	1,961	0.3%	(6)(7)(12)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	1,485	1,464	1,465	0.2%	(6)(7)(12)(26)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/33	—	(3)	(3)	—%	(6)(7)(12)(26)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	11/24	11/31	2,012	1,808	1,972	0.3%	(3)(6)(7)(9)
EB Development	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/26	11/31	849	849	832	0.1%	(3)(6)(7)(12)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.4% Cash	01/23	01/29	1,741	1,629	1,741	0.2%	(3)(6)(7)(9)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	03/22	03/29	5,343	5,082	4,894	0.7%	(3)(6)(7)(10)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	6,047	5,984	5,648	0.8%	(6)(7)(12)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(5)	(20)	—%	(6)(7)(12)(26)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/24	08/30	612	608	612	0.1%	(6)(7)(12)
GCDL LLC	Revolver	SOFR + 6.00%, 9.7% Cash	08/24	08/30	—	(1)	—	—%	(6)(7)(12)(26)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	08/25	08/31	708	635	695	0.1%	(6)(7)(17)(26)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	571	551	14	—%	(3)(6)(9)(26)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% PIK	06/22	06/29	492	444	—	—%	(3)(6)(7)(8)(24)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	10/22	10/29	1,121	1,105	1,074	0.1%	(3)(6)(7)(9)(26)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	09/22	09/28	886	819	870	0.1%	(3)(6)(7)(17)(26)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	5,899	5,863	5,628	0.8%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	08/23	08/29	3,085	3,039	3,085	0.4%	(6)(7)(11)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	08/23	08/29	68	56	68	—%	(6)(7)(11)(26)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 1.0% PIK	03/21	09/27	4,504	4,443	3,751	0.5%	(6)(7)(12)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.8% Cash	07/25	03/27	2,198	2,601	2,181	0.3%	(3)(6)(7)(20)(26)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	917	878	898	0.1%	(3)(6)(7)(10)(26)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	12/21	12/28	3,570	3,476	3,374	0.5%	(3)(6)(7)(10)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/21	12/28	723	674	683	0.1%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	$1,717	$1,668	$1,541	0.2%	(3)(6)
Matrix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	809	799	798	0.1%	(6)(7)(12)(26)
Matrix Buyer, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	24	22	22	—%	(6)(7)(12)(26)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	2,259	2,195	2,259	0.3%	(3)(6)(7)(14)(26)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/22	03/28	7,229	7,450	7,229	1.0%	(3)(6)(7)(17)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 7.7% Cash	09/22	10/29	2,329	2,009	2,329	0.3%	(3)(6)(7)(9)(26)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	1,965	1,930	2,313	0.3%	(3)(6)(7)(11)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.20%, 8.9% Cash	06/21	06/28	1,408	1,481	1,286	0.2%	(3)(6)(7)(15)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.8% Cash	10/23	10/29	499	493	498	0.1%	(6)(7)(11)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	02/26	02/32	714	709	691	0.1%	(3)(6)(7)(17)(26)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	06/22	07/29	4,028	3,807	3,970	0.5%	(3)(6)(7)(9)(26)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	06/22	07/29	1,948	1,785	1,924	0.3%	(3)(6)(7)(21)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	2,092	2,071	2,074	0.3%	(6)(7)(12)(26)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(2)	(2)	—%	(6)(7)(12)(26)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	2,253	2,228	2,234	0.3%	(6)(7)(12)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	85	83	83	—%	(6)(7)(12)(26)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	1,267	1,245	1,240	0.2%	(3)(6)(7)(14)(26)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.2% Cash	11/23	08/30	1,017	941	1,013	0.1%	(3)(6)(7)(15)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,894	1,886	1,894	0.3%	(6)(7)(11)(26)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(1)	—	—%	(6)(7)(11)(26)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	06/25	06/32	683	671	674	0.1%	(6)(7)(12)(26)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 8.0% Cash	06/25	06/32	—	(3)	(2)	—%	(6)(7)(12)(26)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	845	837	839	0.1%	(6)
UNA 658 Equity Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	06/26	05/33	590	590	580	0.1%	(3)(6)(7)(9)(26)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.0% Cash	06/22	06/29	1,053	959	1,053	0.1%	(3)(6)(7)(15)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 7.2% Cash	03/23	03/30	2,539	2,359	2,539	0.3%	(3)(6)(7)(9)(26)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	1,455	1,428	1,347	0.2%	(6)(7)(11)(26)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(4)	(16)	—%	(6)(7)(11)(26)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	03/25	04/30	14,039	13,614	13,618	1.8%	(6)(7)(12)
Subtotal Healthcare & Pharmaceuticals (15.2%)*					122,145	117,341	111,864
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	1,857	1,848	1,850	0.3%	(6)(7)(11)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(3)	(3)	—%	(6)(7)(11)(26)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.2% Cash	07/22	07/29	1,081	973	979	0.1%	(3)(6)(7)(10)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.70%, 10.3% Cash	07/22	07/29	69	68	63	—%	(3)(6)(7)(13)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.70%, 10.4% Cash	07/22	07/29	$760	$676	$688	0.1%	(3)(6)(7)(15)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	390	338	341	—%	(3)(6)
Argus Bidco Limited	Subordinated Loan	24.0% Cash	04/26	03/33	8	8	8	—%	(3)(6)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	2,400	2,378	2,381	0.3%	(6)(7)(11)
Bitly, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(1)	(1)	—%	(6)(7)(11)(26)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/25	05/31	870	857	870	0.1%	(6)(7)(12)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	05/25	05/31	—	(1)	—	—%	(6)(7)(12)(26)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	10/22	10/29	1,065	917	1,065	0.1%	(3)(6)(7)(9)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/21	07/27	7,678	7,660	7,678	1.0%	(6)(7)(12)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/25	02/32	5,934	5,870	5,888	0.8%	(6)(7)(12)(26)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.7% Cash	02/25	02/32	—	(6)	(4)	—%	(6)(7)(12)(26)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/32	1,821	1,803	1,797	0.2%	(6)(7)(12)(26)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/32	—	(4)	(5)	—%	(6)(7)(12)(26)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	07/21	07/29	11,043	10,993	11,043	1.5%	(6)(7)(12)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash, 1.0% PIK	12/22	12/29	470	302	389	0.1%	(3)(6)(7)(10)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 1.0% PIK	12/22	12/29	237	151	196	—%	(3)(6)(7)(12)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash, 1.0% PIK	12/22	12/29	748	460	620	0.1%	(3)(6)(7)(15)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.1% PIK	10/25	12/29	2,764	1,027	—	—%	(3)(6)(7)(9)(24)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	01/26	01/33	78	79	78	—%	(3)(6)(7)(9)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/26	01/33	673	665	666	0.1%	(3)(6)(7)(12)(26)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.5% Cash	01/26	01/33	—	(1)	(1)	—%	(3)(6)(7)(12)(26)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.3% Cash	04/25	04/32	282	286	278	—%	(3)(6)(7)(19)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.8% PIK	04/25	04/32	176	167	173	—%	(3)(6)(7)(10)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	04/25	04/32	503	478	495	0.1%	(3)(6)(7)(10)(26)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	03/26	04/32	—	(5)	(5)	—%	(3)(6)(7)(9)(26)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.3% Cash	03/26	04/33	44	44	44	—%	(3)(6)(7)(9)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	04/25	08/31	6,724	6,724	6,724	0.9%	(6)(7)(11)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	3,807	3,773	3,783	0.5%	(6)(7)(13)(26)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(3)	(2)	—%	(6)(7)(13)(26)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	02/26	02/33	231	237	229	—%	(3)(6)(7)(9)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	541	543	535	0.1%	(3)(6)(7)(14)(26)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	12/25	11/32	1,254	1,233	1,237	0.2%	(3)(6)(7)(12)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	434	420	418	0.1%	(3)(6)(7)(14)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.0% Cash	12/25	08/26	$—	$—	$(2)	—%	(3)(6)(7)(14)(26)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	3,805	3,739	3,797	0.5%	(6)(7)(12)(26)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(5)	(1)	—%	(6)(7)(12)(26)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	01/23	01/30	2,734	2,541	2,734	0.4%	(3)(6)(7)(10)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/23	11/30	2,204	2,196	2,200	0.3%	(6)(7)(12)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	11/23	11/29	—	(1)	—	—%	(6)(7)(12)(26)
ORTEC International Newco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	12/23	12/30	1,045	980	1,045	0.1%	(3)(6)(7)(9)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	12/21	12/29	6,699	6,655	6,632	0.9%	(6)(7)(12)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	12/21	12/29	218	214	212	—%	(6)(7)(12)(26)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	10/25	10/31	849	837	794	0.1%	(6)(7)(11)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.1% Cash	10/25	10/31	—	(2)	(9)	—%	(6)(7)(11)(26)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	10/32	12,287	12,209	12,127	1.6%	(6)(7)(12)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	2,801	2,770	2,728	0.4%	(6)(7)(12)(26)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	—	(2)	(2)	—%	(6)(7)(12)(26)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/22	03/28	1,419	1,411	1,411	0.2%	(6)(7)(11)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/22	03/28	—	(2)	(2)	—%	(6)(7)(11)(26)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	09/24	09/30	7,619	7,540	7,589	1.0%	(6)(7)(11)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	09/24	09/30	206	186	198	—%	(6)(7)(11)(26)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	05/22	05/29	934	855	930	0.1%	(3)(6)(7)(9)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/22	05/29	1,411	1,399	1,404	0.2%	(3)(6)(7)(12)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	8,939	8,867	8,850	1.2%	(6)(7)(12)
Saab Purchaser, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(7)	(10)	—%	(6)(7)(12)(26)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	05/22	05/29	4,154	3,845	4,008	0.5%	(3)(6)(7)(10)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.3% Cash	05/22	05/29	508	508	491	0.1%	(3)(6)(7)(13)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.8% Cash	05/22	05/29	221	222	201	—%	(3)(6)(7)(9)(26)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	07/23	07/30	2,089	1,956	1,717	0.2%	(3)(6)(7)(9)(26)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	2,394	2,361	918	0.1%	(7)(12)
Stage 3 Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	06/26	06/32	1,471	1,443	1,443	0.2%	(6)(7)(11)(26)
Stage 3 Holdco LLC	Revolver	SOFR + 5.50%, 9.1% Cash	06/26	06/32	—	(4)	(4)	—%	(6)(7)(11)(26)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	10/25	10/32	1,613	1,589	1,593	0.2%	(6)(7)(11)(26)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	10/25	10/32	77	73	73	—%	(6)(7)(11)(26)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/23	10/30	1,132	1,112	1,123	0.2%	(3)(6)(7)(12)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	07/25	03/32	647	644	635	0.1%	(3)(6)(7)(10)(26)
Subtotal High Tech Industries (15.7%)*					121,450	117,115	115,349

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	11/25	05/31	$441	$441	$441	0.1%	(3)(6)(7)(12)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	05/25	05/31	563	561	563	0.1%	(3)(6)(7)(15)
Subtotal Hotel, Gaming, & Leisure (0.1%)*					1,004	1,002	1,004
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	07/22	07/28	5,767	5,744	5,736	0.8%	(6)(7)(11)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.1% Cash	07/22	07/28	—	(2)	(4)	—%	(6)(7)(11)(26)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.05%, 8.7% Cash	12/21	05/30	2,208	2,195	2,175	0.3%	(6)(7)(12)
Superjet Buyer, LLC	Revolver	SOFR + 5.05%, 8.7% Cash	12/21	05/30	—	(5)	(13)	—%	(6)(7)(12)(26)
Subtotal Media: Advertising, Printing, & Publishing (1.1%)*					7,975	7,932	7,894
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/20	08/26	5,031	5,028	4,951	0.7%	(6)(7)(12)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/24	03/29	3,539	3,539	3,185	0.4%	(7)(12)
Subtotal Media: Broadcasting & Subscription (1.1%)*					8,570	8,567	8,136
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/28	3,869	3,859	3,811	0.5%	(6)(7)(11)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/28	—	(2)	(11)	—%	(6)(7)(11)(26)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	04/22	04/29	241	223	232	—%	(3)(6)(7)(9)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,695	1,646	1,634	0.2%	(3)(6)(7)(14)
London Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/26	07/33	1,915	1,893	1,893	0.3%	(6)(7)(12)(26)
London Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	06/26	07/33	—	(4)	(4)	—%	(6)(7)(12)(26)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.3% Cash	11/20	04/29	1,946	1,877	1,623	0.2%	(3)(6)(7)(15)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	3,647	3,579	3,647	0.5%	(6)(7)(11)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(10)	—	—%	(6)(7)(11)(26)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/30	5,158	5,076	5,079	0.7%	(6)(7)(12)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/30	—	(9)	(9)	—%	(6)(7)(12)(26)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.2% Cash	04/25	04/30	4,790	4,633	4,643	0.6%	(6)(7)(12)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	11/29	13,123	12,932	12,690	1.7%	(6)(7)(12)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	499	486	459	0.1%	(6)(7)(12)(26)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/21	06/30	11,571	11,496	11,503	1.6%	(6)(7)(12)
Subtotal Media: Diversified & Production (6.4%)*					48,454	47,675	47,190
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/32	1,580	1,562	1,565	0.2%	(6)(7)(12)(26)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	08/25	08/32	—	(4)	(3)	—%	(6)(7)(12)(26)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	01/25	01/31	2,204	2,177	2,165	0.3%	(6)(7)(11)(26)
Accelevation LLC	Revolver	SOFR + 5.00%, 8.6% Cash	01/25	01/31	—	(6)	(9)	—%	(6)(7)(11)(26)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	3,400	3,231	629	0.1%	(3)(6)(7)(9)(24)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.3% Cash	05/23	05/30	2,313	2,205	2,280	0.3%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	03/23	03/30	$5,364	$4,949	$5,229	0.7%	(3)(6)(7)(9)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/25	11/31	2,097	2,078	2,071	0.3%	(6)(7)(12)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/26	11/31	683	673	675	0.1%	(6)(7)(11)
ARC Interco Purchaser, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/25	11/31	—	(3)	(5)	—%	(6)(7)(12)(26)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	11/24	11/31	638	593	623	0.1%	(3)(6)(7)(9)(26)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.6% Cash, 3.3% PIK	04/26	12/32	2,132	2,116	2,116	0.3%	(6)(7)(11)
AWP Group Holdings, Inc.	Revolver	SOFR + 5.25%, 5.6% Cash, 3.3% PIK	04/26	12/32	99	96	96	—%	(6)(7)(11)(26)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/21	11/27	3,142	3,126	3,142	0.4%	(6)(7)(11)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	11/21	11/27	—	(2)	—	—%	(6)(7)(11)(26)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,444	1,438	1,444	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/24	12/30	2,234	2,208	2,213	0.3%	(6)(7)(11)(13)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/24	12/30	—	(3)	(2)	—%	(6)(7)(11)(26)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.7% Cash	02/24	05/27	2,567	2,419	2,567	0.3%	(6)(7)(8)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/21	08/29	7,832	7,800	7,803	1.1%	(6)(7)(12)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.7% Cash, 5.0% PIK	12/20	12/28	2,579	2,585	2,316	0.3%	(3)(6)(7)(15)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	12/25	12/32	433	426	426	0.1%	(6)(7)(12)(26)
Broadway Buyer, LLC	Revolver	SOFR + 4.25%, 8.0% Cash	12/25	12/32	23	21	22	—%	(6)(7)(12)(26)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/24	09/30	13,206	13,117	13,206	1.8%	(6)(7)(12)(26)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/24	09/30	—	(9)	—	—%	(6)(7)(12)(26)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	5,713	5,670	5,687	0.8%	(6)(7)(12)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(9)	(7)	—%	(6)(7)(12)(26)
Cherry Bekaert Advisory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/26	06/30	3,112	3,057	3,058	0.4%	(6)(7)(12)(26)
Cherry Bekaert Advisory LLC	Revolver	SOFR + 5.00%, 8.6% Cash	06/26	06/30	327	323	322	—%	(6)(7)(12)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/31	2,039	2,016	2,021	0.3%	(6)(7)(12)
CloudOne Digital Corp.	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/31	—	(5)	(4)	—%	(6)(7)(12)(26)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/22	12/29	6,527	6,482	6,506	0.9%	(6)(7)(12)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/22	12/29	148	145	146	—%	(6)(7)(12)(26)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.0% Cash, 0.3% PIK	09/21	09/28	12,423	12,434	12,108	1.6%	(3)(6)(7)(10)(26)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	09/28	4,563	4,504	4,517	0.6%	(6)(7)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	09/28	—	(4)	(3)	—%	(6)(7)(12)(26)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	06/22	06/28	1,000	994	1,000	0.1%	(3)(6)(7)(12)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	743	730	735	0.1%	(6)(7)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	$735	$723	$722	0.1%	(6)(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.6% Cash	03/22	03/28	1,723	1,837	1,585	0.2%	(3)(6)(7)(17)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	03/25	03/32	973	958	973	0.1%	(6)(7)(13)(26)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.0% Cash	03/25	03/32	—	(4)	—	—%	(6)(7)(13)(26)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.85%, 7.1% Cash	07/22	07/29	1,065	941	1,063	0.1%	(3)(6)(7)(9)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.3% Cash	10/22	10/29	5,355	4,536	5,136	0.7%	(3)(6)(7)(9)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	03/25	03/30	1,898	1,874	1,878	0.3%	(6)(7)(12)(26)
HS Advisory Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	03/25	03/30	93	91	91	—%	(6)(7)(12)(26)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	667	635	654	0.1%	(3)(6)(7)(14)(26)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/24	12/29	5,346	5,312	5,303	0.7%	(6)(7)(12)(26)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	09/24	12/29	479	474	473	0.1%	(6)(7)(12)(26)
IMS Services Enterprises, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	04/33	1,721	1,699	1,699	0.2%	(6)(7)(11)(26)
IMS Services Enterprises, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/26	04/33	26	23	23	—%	(6)(7)(11)(26)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	11/21	11/28	2,780	2,721	2,741	0.4%	(3)(6)(7)(10)
Integrated Precision Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	05/26	05/32	3,457	3,414	3,413	0.5%	(6)(7)(11)(26)
Integrated Precision Systems, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	05/26	05/32	185	179	179	—%	(6)(7)(11)(26)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.4% Cash	08/22	08/29	1,786	1,634	1,675	0.2%	(3)(6)(7)(9)(26)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	10/22	10/29	5,706	4,867	5,661	0.8%	(3)(6)(7)(9)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/30	10,542	10,487	10,494	1.4%	(6)(7)(12)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/30	—	(9)	(9)	—%	(6)(7)(12)(26)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	09/31	2,268	2,238	2,209	0.3%	(6)(7)(11)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	09/31	54	51	48	—%	(6)(7)(11)(26)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	04/22	09/27	5,277	5,247	4,998	0.7%	(6)(7)(12)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/24	01/30	1,782	1,758	1,765	0.2%	(6)(7)(11)(26)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/24	01/30	—	(3)	(2)	—%	(6)(7)(11)(26)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/21	06/27	4,528	4,509	4,238	0.6%	(6)(7)(12)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/25	09/31	1,696	1,671	1,675	0.2%	(6)(7)(12)(26)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/25	09/31	—	(3)	(2)	—%	(6)(7)(12)(26)
Nationwide Legal Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	05/26	05/32	3,090	3,038	3,038	0.4%	(6)(7)(12)(26)
Nationwide Legal Services, LLC	Revolver	SOFR + 4.50%, 8.1% Cash	05/26	05/32	—	(6)	(6)	—%	(6)(7)(12)(26)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	4,135	4,068	3,809	0.5%	(6)(7)(12)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	582	571	524	0.1%	(6)(7)(12)(26)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	06/21	06/28	339	357	339	—%	(3)(6)(7)(9)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	533	528	533	0.1%	(3)(6)(7)(12)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/32	$1,771	$1,748	$1,752	0.2%	(6)(7)(12)(26)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/32	—	(1)	(1)	—%	(6)(7)(12)(26)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	07/25	07/32	814	795	795	0.1%	(3)(6)(7)(12)(26)
Qima Finance LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	04/26	07/32	53	54	52	—%	(3)(6)(7)(9)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,892	1,885	1,871	0.3%	(6)(7)(12)(26)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(2)	(4)	—%	(6)(7)(12)(26)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	08/20	02/28	4,828	4,807	4,828	0.7%	(6)(7)(13)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/25	05/31	2,021	2,000	2,006	0.3%	(6)(7)(12)(26)
RKD Group, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	05/25	05/31	—	(2)	(1)	—%	(6)(7)(12)(26)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/24	10/29	11,072	10,916	9,973	1.4%	(6)(7)(12)(26)
ROI Solutions LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/24	10/29	—	(22)	(161)	—%	(6)(7)(12)(26)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	08/24	08/30	8,857	8,758	8,768	1.2%	(6)(7)(11)
RPX Corporation	Revolver	SOFR + 5.50%, 9.1% Cash	08/24	08/30	—	(10)	(10)	—%	(6)(7)(11)(26)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.8% Cash	12/25	12/32	779	728	757	0.1%	(3)(6)(7)(17)(26)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	09/24	09/31	1,048	1,022	1,048	0.1%	(3)(6)(7)(9)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	10/25	10/32	630	623	619	0.1%	(3)(6)(7)(9)(26)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/26	10/32	17	17	17	—%	(3)(6)(7)(12)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	03/23	03/28	6,747	6,658	6,747	0.9%	(6)(7)(11)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.6% Cash	03/23	03/28	—	(7)	—	—%	(6)(7)(11)(26)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% PIK	12/21	12/28	1,835	1,825	796	0.1%	(6)(7)(13)(24)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.3% PIK	12/21	12/28	349	347	152	—%	(6)(7)(13)(24)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/23	09/29	8,521	8,393	8,521	1.2%	(6)(7)(13)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	09/23	09/29	—	(15)	—	—%	(6)(7)(13)(26)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/22	05/28	2,228	2,219	2,228	0.3%	(6)(7)(12)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.2% Cash	11/22	05/28	—	(1)	—	—%	(6)(7)(12)(26)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/28	4,640	4,628	4,603	0.6%	(3)(6)(7)(13)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	610	589	596	0.1%	(3)(6)(7)(14)(26)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	1,548	1,542	1,548	0.2%	(6)(7)(13)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/22	11/29	1,801	1,534	1,780	0.2%	(3)(6)(7)(14)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	06/24	07/30	1,003	948	993	0.1%	(3)(6)(7)(17)(26)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/31	2,264	2,249	2,260	0.3%	(6)(7)(12)(26)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/31	—	(1)	—	—%	(6)(7)(12)(26)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	07/21	03/28	7,656	7,618	7,526	1.0%	(6)(7)(11)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	12/23	12/30	749	709	749	0.1%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.3% Cash	12/23	12/30	$1,656	$1,497	$1,656	0.2%	(3)(6)(7)(23)(26)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	10,939	10,877	10,939	1.5%	(6)(7)(12)(26)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	370	362	370	0.1%	(6)(7)(12)(26)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.90%, 8.2% Cash	09/20	09/27	834	870	834	0.1%	(3)(6)(7)(9)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.90%, 9.6% Cash	02/21	09/27	379	379	379	0.1%	(3)(6)(7)(12)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	4,633	4,569	4,633	0.6%	(6)(7)(13)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(3)	—	—%	(6)(7)(13)(26)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	05/22	05/29	244	233	244	—%	(3)(6)(7)(10)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	05/22	05/29	8,292	7,760	8,292	1.1%	(3)(6)(7)(15)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.7% PIK	05/22	05/29	3,514	3,306	3,483	0.5%	(3)(6)(15)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	03/29	1,332	1,061	1,331	0.2%	(3)(6)(7)(15)
Subtotal Services: Business (34.8%)*					265,312	259,008	256,544
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/31	810	800	812	0.1%	(6)(7)(12)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/31	—	(3)	—	—%	(6)(7)(12)(26)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	55	55	55	—%	(6)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.5% Cash, 2.2% PIK	07/22	07/29	4,312	3,827	4,258	0.6%	(3)(6)(7)(10)(26)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.3% Cash	10/20	10/27	7,798	7,559	7,042	1.0%	(3)(6)(7)(9)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	2,630	2,548	—	—%	(3)(6)(7)(9)(24)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	2,286	2,252	2,106	0.3%	(6)(7)(11)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	99	97	86	—%	(6)(7)(11)(26)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	687	678	678	0.1%	(6)(7)(12)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	04/25	04/31	4,867	4,828	4,556	0.6%	(6)(7)(12)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	04/25	04/31	—	(2)	(19)	—%	(6)(7)(12)(26)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	12,266	12,251	12,266	1.7%	(6)(7)(13)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.2% Cash	07/22	07/27	1,868	1,852	1,868	0.3%	(3)(6)(7)(17)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	2,708	2,956	2,708	0.4%	(3)(6)(7)(20)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	11/23	11/29	1,205	1,189	1,154	0.2%	(6)(7)(11)(26)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.1% Cash	11/23	11/29	85	82	75	—%	(6)(7)(11)(26)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/26	11/29	897	833	893	0.1%	(3)(6)(7)(17)(26)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/21	10/29	18,239	18,135	18,239	2.5%	(6)(7)(12)
Lido Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	04/33	3,889	3,865	3,864	0.5%	(6)(7)(12)(26)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	03/24	12/28	209	185	85	—%	(3)(6)(7)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	06/25	12/28	$251	$255	$170	—%	(3)(6)(7)(10)(26)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 8.1% Cash	12/21	06/27	197	173	80	—%	(3)(6)(7)(10)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/26	12/29	830	817	814	0.1%	(3)(6)(7)(17)(26)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	11,396	11,371	11,309	1.5%	(6)(7)(12)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.1% Cash	09/21	09/29	2,657	2,751	2,567	0.3%	(3)(6)(7)(16)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.3% Cash	03/25	03/32	1,091	1,014	1,086	0.1%	(3)(6)(7)(10)
Subtotal Services: Consumer (10.4%)*					81,332	80,368	76,752
Structured Product
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	664	664	646	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	6,986	6,986	6,883	0.9%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	02/30	481	481	469	0.1%
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	930	930	907	0.1%	(6)
Subtotal Structured Product (1.3%)*					9,609	9,609	9,449
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.25%, 9.6% Cash	08/22	08/29	1,587	1,585	1,496	0.2%	(3)(6)(7)(22)(26)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	12/21	07/29	4,990	4,788	4,990	0.7%	(3)(6)(7)(17)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	09/20	09/27	1,138	1,095	1,096	0.1%	(3)(6)(7)(14)
Subtotal Telecommunications (1.0%)*					7,715	7,468	7,582
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/25	12/31	994	974	994	0.1%	(6)(7)(12)(26)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/25	12/31	164	161	164	—%	(6)(7)(12)(26)
Armstrong Transport Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/26	05/33	2,896	2,843	2,843	0.4%	(6)(7)(12)(26)
Armstrong Transport Group, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/26	05/33	188	179	179	—%	(6)(7)(12)(26)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/20	12/26	2,325	2,320	2,325	0.3%	(6)(7)(11)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/28	7,180	7,145	7,180	1.0%	(6)(7)(12)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.35%, 8.8% Cash	04/22	11/28	7,083	7,001	6,793	0.9%	(3)(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	12/21	12/27	5,441	5,382	5,441	0.7%	(6)(7)(12)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	12/21	12/27	782	778	782	0.1%	(6)(7)(12)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.3% Cash	12/21	12/27	116	111	116	—%	(6)(7)(12)(26)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	01/26	12/32	2,886	2,831	2,833	0.4%	(6)(7)(12)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	12/22	12/28	5,427	5,338	5,151	0.7%	(6)(7)(12)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.4% Cash	12/22	12/28	927	910	874	0.1%	(6)(7)(12)(26)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% PIK	11/24	05/30	$2,743	$2,743	$1,687	0.2%	(6)(7)(12)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.7% Cash, 9.5% PIK	11/25	11/29	403	403	403	0.1%	(6)(7)(12)(26)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.7% PIK	11/24	11/29	1,244	1,229	1,244	0.2%	(6)(7)(12)
Subtotal Transportation: Cargo (5.3%)*					40,799	40,348	39,009
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	08/25	08/30	451	451	446	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	08/25	09/30	456	456	451	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	08/25	09/30	456	456	451	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	495	492	486	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	495	492	486	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	495	492	486	0.1%	(6)(7)(12)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	1,180	1,195	1,175	0.2%	(3)(6)(26)
Subtotal Transportation: Consumer (0.5%)*					4,028	4,034	3,981
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	08/31	3,910	3,858	3,761	0.5%	(6)(7)(12)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	08/31	119	113	102	—%	(6)(7)(12)(26)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,714	2,567	2,709	0.4%	(6)
Prime Power Solutions, LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/26	10/31	10,000	9,805	9,800	1.3%	(6)(7)(12)
Subtotal Utilities: Electric (2.2%)*					16,743	16,343	16,372
Subtotal Debt Investments (140.1%)*					1,075,616	1,052,553	1,032,247

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$152	—%	(6)(25)
Accurus Aerospace Corporation	LLC Units		04/25		12,206.3	12	11	—%	(6)(25)
Balaena Maritime (UK) Limited	Warrants		06/26		52,356.9	—	—	—%	(3)(6)(25)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	393	0.1%	(6)(25)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	4,776	0.6%	(25)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(25)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	101	—%	(6)(25)
Surface Finishing Technologies Inc.	Common Stock		04/26		38,014	38	38	—%	(6)(25)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	763	0.1%	(6)(25)
Subtotal Aerospace & Defense (0.8%)*						1,282	6,234
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	204	—%	(6)(25)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	491	0.1%	(6)(25)
Recon Buyer LLC	LLC Units		11/25		38.7	39	41	—%	(6)(25)
SPATCO Energy Solutions, LLC	Common Stock		07/24		142,919.9	143	124	—%	(6)(25)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
SVI International LLC	LLC Units		03/24		207,921	$208	$356	—%	(6)
Subtotal Automotive (0.2%)*						1,017	1,216
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		174,236	2,091	1,838	0.2%	(25)
Aegros Holdco 2 Ltd	Common Stock		05/25		425,396	6	282	—%	(3)(6)(25)
Bishop Street Underwriters, LLC	LLC Units		07/25		92,701.3	141	133	—%	(6)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		284,674	1,050	1,048	0.1%	(6)
Credit Key Funding II LLC	Warrants		12/25		335,516	—	7	—%	(6)(25)
ERS Holdings, LLC	LLC Units		01/26		33,244	33	30	—%	(6)(25)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		3,422,190	3,422	4,004	0.5%	(3)(6)(25)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	688	1,018	0.1%	(3)(6)
ICREDITWORKS LLC	Preferred Stock	17.5% PIK	03/25		17,838.8	3,544	3,451	0.5%	(6)
ICREDITWORKS LLC	Warrants		03/25		7,107.7	—	—	—%	(6)(25)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		288,816.1	289	289	—%	(3)(6)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,346	0.3%	(3)(6)(25)
Subtotal Banking, Finance, Insurance, & Real Estate (2.0%)*						11,864	14,446
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,779	0.2%	(6)(25)
GMF Parent, Inc.	LLC Units		12/25		86	86	70	—%	(6)(25)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	917	0.1%	(6)(25)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	267	310	—%	(6)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		39.6	66	66	—%	(6)
Subtotal Beverage, Food, & Tobacco (0.4%)*						1,196	3,142
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		94	94	125	—%	(6)(25)
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	969	0.1%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	—	—%	(6)(25)
Process Insights Acquisition, Inc.	Common Stock	12.0% PIK	05/26		19.3	11	11	—%	(6)
Rapid Buyer LLC	LLC Units		10/24		318	318	316	—%	(6)(25)
TAPCO Buyer LLC	LLC Units		11/24		67	72	87	—%	(6)(25)
Subtotal Capital Equipment (0.2%)*						1,053	1,508
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	103	—%	(6)(25)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(25)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	40	—%	(3)(6)(25)
Subtotal Chemicals, Plastics, & Rubber (—%)*						175	143
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	509	0.1%	(6)(25)
EMI Porta Holdco LLC	Preferred Stock	12.0% PIK	05/26		1,443,123	1,443	1,472	0.2%	(6)
EMI Porta Holdco LLC	Common Stock		05/26		3,738,661	1,866	1,832	0.2%	(6)(25)
Subtotal Construction & Building (0.5%)*						3,733	3,813
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(25)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(6)(25)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Preferred Stock		03/25		9.5	$11	$—	—%	(6)(25)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	457	0.1%	(6)(25)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	468	0.1%	(25)
Team Air Distributing, LLC	Preferred Stock		06/26		48,431	48	48	—%	(6)(25)
Team Air Distributing, LLC	Partnership Equity		05/23		526,326.5	523	—	—%	(6)(25)
Team Air Distributing, LLC	Preferred Stock		03/26		88,888.9	93	—	—%	(6)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(6)(25)
Subtotal Consumer goods: Durable (0.1%)*						2,314	973
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	155	—%	(6)(25)
Ice House America, L.L.C.	LLC Units		01/24		1,455.7	145	97	—%	(6)(25)
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	87	137	—%	(6)(25)
Subtotal Consumer goods: Non-durable (0.1%)*						367	389
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	550	0.1%	(6)
Five Star Holding LLC	LLC Units		05/22		504.5	504	376	0.1%	(6)(25)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	926
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	9,316	8,492	1.2%	(6)
Subtotal Environmental Industries (1.2%)*						9,316	8,492
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	1,313	0.2%	(3)(6)(25)
Amalfi Midco	Warrants		09/22		190,193	2	624	0.1%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(25)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(25)
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	122	124	—%	(6)(25)
Forest Buyer, LLC	Class B LLC Units		03/24		121.7	—	54	—%	(6)(25)
GCDL LLC	Common Stock		08/24		243,243.24	243	306	—%	(6)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(25)
HemaSource, Inc.	Common Stock		08/23		50,540	51	78	—%	(6)(25)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	204	—%	(3)(6)(25)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	164	—%	(6)(25)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	11/25		983.3	11	31	—%	(6)
SCP Medical Products, LLC.	LLC Units		06/25		196.6	27	22	—%	(6)(25)
TA KHP Aggregator, L.P.	Common Stock		06/25		17,145	17	26	—%	(6)(25)
Unosquare, LLC	LLC Units		06/25		61,940.5	62	34	—%	(6)(25)
VB Spine Intermediary II LLC	LLC Units		04/25		230,301	—	—	—%	(6)(25)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						1,892	2,980

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	$—	$—	—%	(3)(6)(25)
Argus Bidco Limited	Class B Common Stock		04/26		1,263.7	2	2	—%	(3)(6)(25)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	35	9	—%	(3)(6)
Argus Bidco Limited	Ordinary Shares		04/26		15.0	—	—	—%	(3)(6)(25)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	35	9	—%	(3)(6)
CH Buyer, LLC	LLC Units		05/25		685	69	72	—%	(6)(25)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	1,218	0.2%	(6)(25)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		162,054.0	—	—	—%	(3)(6)(25)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		234,318.0	—	—	—%	(3)(6)(25)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock		03/22		3,188.5	5,541	235	—%	(6)(25)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	24	—%	(6)(25)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	107	—%	(6)(25)
NAW Buyer LLC	LLC Units		09/23		94,502	95	133	—%	(6)(25)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	147	—%	(6)(25)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	83	—%	(6)(25)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	179	—%	(6)(25)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	328	—%	(6)(25)
Subtotal High Tech Industries (0.3%)*						6,767	2,546
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	97	82	—%	(6)(25)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	21	—%	(6)(25)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(25)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(25)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	587	0.1%	(6)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						452	690
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	966	0.1%	(6)(25)
Subtotal Media: Broadcasting & Subscription (0.1%)*						409	966
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	799	0.1%	(6)
Rock Labor LLC	LLC Units		09/23		132,475	709	599	0.1%	(6)(25)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	149	—%	(6)(25)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	594	0.1%	(6)(25)
Subtotal Media: Diversified & Production (0.3%)*						1,779	2,141
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		64,003	64	65	—%	(6)(25)
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	227	—%	(6)(25)
Broadway Buyer, LLC	LLC Units		12/25		62,411	62	77	—%	(6)(25)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,647	0.2%	(6)(25)
Coyo Uprising GmbH	Class A Units		09/21		531	248	292	—%	(3)(6)(25)
Coyo Uprising GmbH	Class B Units		09/21		231	538	363	—%	(3)(6)(25)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	237	—%	(6)(25)
EFC International	Common Stock		03/23		145.5	205	188	—%	(6)(25)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	$188	$356	—%	(6)(25)
IMS Services Enterprises, LLC	LLC Units		04/26		66	66	66	—%	(6)(25)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	133	—%	(6)
MB Purchaser, LLC	LLC Units		01/24		22	23	28	—%	(6)(25)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	217	—%	(6)(25)
MIV Buyer, LLC	LLC Units		09/25		515	51	49	—%	(6)(25)
NF Holdco, LLC	LLC Units		03/23		426,340	439	77	—%	(6)(25)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	49	—%	(6)(25)
SmartShift Group, Inc.	Common Stock		09/23		183	183	374	0.1%	(6)(25)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	36	—%	(6)(25)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	40	—%	(6)(25)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	485	0.1%	(3)(6)(25)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	—	—%	(3)(6)(25)
Subtotal Services: Business (0.7%)*						3,880	5,006
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		156,501.2	157	200	—%	(6)
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,148	0.2%	(6)(25)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,745	—	—	—%	(3)(6)(25)
Subtotal Services: Consumer (0.2%)*						1,008	1,348
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	36	—%	(3)(6)(25)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	—	—%	(3)(6)(25)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	12,225	10,303	1.4%	(6)
Subtotal Telecommunications (1.5%)*						12,281	10,339
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	526	0.1%	(6)(25)
FragilePak LLC	Partnership Units		05/21		889.3	889	641	0.1%	(6)(25)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	474	0.1%	(6)(25)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,159	5,090	—	—%	(6)(25)
Subtotal Transportation: Cargo (0.2%)*						6,643	1,641
Subtotal Equity Investments (9.8%)*						71,008	71,969
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			618	730	0.1%	(6)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						618	730
Subtotal Royalty Rights (0.1%)*						618	730
Subtotal Non-Control / Non-Affiliate Investments (150.0%)*						1,124,179	1,104,946

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$3,229	$3,229	$3,229	0.4%	(6)
Subtotal Aerospace & Defense (0.4%)*					3,229	3,229	3,229

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.2% Cash	05/26	02/29	$3,333	$3,333	$3,333	0.5%	(6)(7)(11)(26)
Eclipse Business Capital, LLC	Revolver	SOFR + 6.60%, 10.2% Cash	07/21	02/29	6,364	6,344	6,364	0.9%	(6)(11)(26)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,238	2,246	0.3%	(6)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 4.0% PIK	12/21	06/28	23,209	23,047	20,888	2.8%	(6)(7)(12)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	6,460	6,332	6,319	0.9%	(6)(7)(12)(26)
Subtotal Banking, Finance, Insurance, & Real Estate (5.3%)*					41,612	41,294	39,150
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	12/23	12/28	3,489	3,489	3,431	0.5%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (0.5%)*					3,489	3,489	3,431
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% PIK	12/22	12/29	5,420	4,547	2,374	0.3%	(3)(6)(7)(10)(24)
Subtotal Healthcare & Pharmaceuticals (0.3%)					5,420	4,547	2,374
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,924	8,000	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,690	3,688	0.5%	(6)
Subtotal Hotel, Gaming, & Leisure (1.6%)*					12,141	11,614	11,688
Subtotal Debt Investments (8.1%)*					65,891	64,173	59,872

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,076,261	$650	$1,002	0.1%	(6)
Subtotal Aerospace & Defense (0.1%)*						650	1,002
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,977	68,948	9.4%	(6)
Policy Services Company, LLC	Class A Units		04/26		105.3	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class A		12/21		1.0710	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class B		12/21		0.3614	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0372	—	—	—%	(6)(25)
Policy Services Company, LLC	Warrants - Class D		12/21		0.1035	—	—	—%	(6)(25)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.7% Cash	02/23		50,500	64,172	64,173	8.7%	(6)(12)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	3,033	0.4%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (18.4%)*						110,149	136,154
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		497,228	4,871	4,142	0.6%	(6)(25)
Subtotal Chemicals, Plastics, & Rubber (0.6%)*						4,871	4,142
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		42,639,499	—	—	—%	(3)(6)(25)
Subtotal Healthcare & Pharmaceuticals(—%)						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	10,273	1.4%	(6)(25)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						8,248	10,273

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			$14,646	$14,670	2.0%	(3)(28)
Thompson Rivers LLC	6.6% Member Interest		06/20			7,117	1,120	0.2%	(25)(28)
Waccamaw River LLC	20% Member Interest		02/21			12,700	75	—%	(3)(28)
Subtotal Investment Funds & Vehicles (2.2%)*						34,463	15,865
Subtotal Equity Investments (22.7%)*						158,381	167,436
Subtotal Affiliate Investments (30.8%)*						222,554	227,308
Total Investments, June 30, 2026 (180.8%)*						$1,346,733	$1,332,254

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$3,000	$2,096	HSBC Bank USA	09/29/26	$(25)
Foreign currency forward contract (AUD)	$29,812	A$42,529	HSBC Bank USA	09/29/26	451
Foreign currency forward contract (CAD)	$1,322	C$1,859	HSBC Bank USA	09/29/26	8
Foreign currency forward contract (DKK)	$749	4,855kr.	HSBC Bank USA	09/29/26	4
Foreign currency forward contract (EUR)	$29,891	€25,954	HSBC Bank USA	09/29/26	151
Foreign currency forward contract (EUR)	$861	€750	BNP Paribas SA	09/29/26	1
Foreign currency forward contract (GBP)	£500	$663	BNP Paribas SA	09/29/26	—
Foreign currency forward contract (GBP)	$41,568	£31,397	HSBC Bank USA	09/29/26	(56)
Foreign currency forward contract (NZD)	NZ$2,000	$1,146	HSBC Bank USA	09/29/26	(8)
Foreign currency forward contract (NZD)	$6,966	NZ$12,034	HSBC Bank USA	09/29/26	117
Foreign currency forward contract (NOK)	$2,521	24,519kr	HSBC Bank USA	09/29/26	49
Foreign currency forward contract (SEK)	$2,093	19,888kr	BNP Paribas SA	09/29/26	33
Foreign currency forward contract (CHF)	$2,475	1,967Fr.	HSBC Bank USA	09/29/26	18
Total Foreign Currency Forward Contracts, June 30, 2026					$743
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2026 represented 180.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.5% of total investments at fair value as of June 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2026 were as follows:

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,357	$—	$—	$—	$(1,687)	$14,670	$2,000
		16,357	—	—	—	(1,687)	14,670	2,000

Biolam Group(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK)(e)	3,137	—	—	—	(763)	2,374	—
	Ordinary Shares (42,639,499 shares)	—	—	—	—	—	—	—
		3,137	—	—	—	(763)	2,374	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 11.7% Cash)	3,385	17	—	—	29	3,431	206
	Common Stock (497,228 shares)	3,570	—	—	—	572	4,142	—
		6,955	17	—	—	601	7,573	206

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,946	27	—	—	27	8,000	357
	Subordinated Term Loan (8.0% Cash)	3,663	10	—	—	15	3,688	162
	LLC Units (1,759,051 units)	9,992	—	—	—	281	10,273	—
		21,601	37	—	—	323	21,961	519

Eclipse Business Capital, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.60%, 10.2% Cash)	—	3,333	—	—	—	3,333	33
	Revolver (SOFR + 6.60%, 10.2% Cash)	4,896	13,705	(12,233)	—	(4)	6,364	247
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	1	—	—	(1)	2,246	87
	LLC Units (44,197,541 units)	68,948	—	—	—	—	68,948	3,986
		76,090	17,039	(12,233)	—	(5)	80,891	4,353

Policy Services Company, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.00%, 9.9% Cash, 4.0% PIK)	—	20,982	—	—	(94)	20,888	835
	Class A Units (105.3 shares)	—	—	—	—	—	—	—
	Warrants - Class A (1.0710 units)	—	—	—	—	—	—	—
	Warrants - Class B (0.3614 units)	—	—	—	—	—	—	—
	Warrants - Class CC (0.0372 units)	—	—	—	—	—	—	—
	Warrants - Class D (0.1035 units)	—	—	—	—	—	—	—
		—	20,982	—	—	(94)	20,888	835

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00% 11.7% Cash)	$1,333	$4,996	$—	$—	$(10)	$6,319	$168
	Preferred LP Units (50,500 units) (SOFR + 6.00%, 9.7% Cash)	64,649	3,084	(3,561)	—	1	64,173	3,084
	Common LP Units (15.4 units)	2,327	—	—	—	706	3,033	800
		68,309	8,080	(3,561)	—	697	73,525	4,052

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,204	25	—	—	—	3,229	194
	LLC Units (1,076,261 units)	1,068	8	(427)	—	353	1,002	380
		4,272	33	(427)	—	353	4,231	574

Thompson Rivers LLC	6.6% Member Interest	1,782	—	(660)	—	(2)	1,120	—
		1,782	—	(660)	—	(2)	1,120	—

Waccamaw River LLC	20% Member Interest	4,409	—	(4,406)	—	72	75	161
		4,409	—	(4,406)	—	72	75	161

Total Affiliate Investments		$202,912	$46,188	$(21,287)	$—	$(505)	$227,308	$12,700
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
(8)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2026 was 2.20100%.
(9)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2026 was 2.32400%.
(10)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2026 was 2.56800%.
(11)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2026 was 3.65197%.
(12)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2026 was 3.73372%.
(13)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2026 was 3.84940%.
(14)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2026 was 3.74700%.
(15)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2026 was 3.76300%.
(16)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2026 was 4.31030%.
(17)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2026 was 4.46150%.
(18)The interest rate on these loans is subject to 1 Month CORRA, which as of June 30, 2026 was 2.27952%.
(19)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2026 was 2.34000%
(20)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2026 was 2.68000%.
(21)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2026 was -0.04220%.
(22)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2026 was 4.36000%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2026 was 1.97200%.
(24)Non-accrual investment.
(25)Investment is non-income producing.
(26)Position or portion thereof is an unfunded loan or equity commitment.
(27)Payment-in-kind (“PIK”) non-accrual investment.
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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	04/21	04/28	$4,784	$4,720	$4,784	0.7%	(3)(6)(7)(9)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	765	673	765	0.1%	(3)(6)(7)(21)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,436	2,274	2,146	0.3%	(3)(6)(7)(9)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	3,575	3,548	3,540	0.5%	(6)(7)(12)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	—	(8)	(10)	—%	(6)(7)(12)(28)
Subtotal Beverage, Food, & Tobacco (3.8%)*					28,398	27,806	28,039
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/23	11/29	654	648	644	0.1%	(6)(7)(12)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	11/23	11/29	655	641	650	0.1%	(6)(7)(12)(28)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.6% Cash	11/23	11/29	—	(2)	—	—%	(6)(7)(12)(28)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,701	2,336	2,701	0.4%	(3)(6)(7)(9)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash, 5.0% PIK	03/23	07/29	9,698	9,336	7,564	1.0%	(6)(7)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/21	11/28	1,995	1,978	1,995	0.3%	(3)(6)(7)(12)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	1,834	1,817	1,830	0.3%	(6)(7)(12)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	93	88	92	—%	(6)(7)(12)(28)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	11/25	10/32	424	416	415	0.1%	(6)(7)(12)(28)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	11/25	10/32	26	24	24	—%	(6)(7)(12)(28)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	1,612	1,601	1,612	0.2%	(6)(7)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	158	154	158	—%	(6)(7)(12)(28)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	07/23	07/29	3,792	3,734	3,348	0.5%	(6)(7)(12)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.1% Cash	07/23	07/29	676	666	597	0.1%	(6)(7)(12)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/30	3,234	3,189	2,920	0.4%	(6)(7)(13)(28)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/30	—	(8)	(56)	—%	(6)(7)(13)(28)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/30	4,368	4,315	4,320	0.6%	(6)(7)(11)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/30	—	(5)	(6)	—%	(6)(7)(11)(28)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	4,081	4,054	4,048	0.6%	(6)(7)(12)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(4)	(6)	—%	(6)(7)(12)(28)
Subtotal Capital Equipment (4.5%)*					36,001	34,978	32,850
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/23	04/29	1,911	1,882	1,887	0.3%	(6)(7)(11)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/23	04/29	—	(7)	(6)	—%	(6)(7)(11)(28)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.0% Cash	11/21	10/28	860	919	854	0.1%	(3)(6)(7)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.3% Cash	11/21	10/28	8,757	8,116	8,696	1.2%	(3)(6)(7)(9)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	11/21	10/28	1,090	1,090	1,082	0.1%	(3)(6)(7)(12)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	2,976	2,918	2,917	0.4%	(6)(7)(12)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					15,594	14,918	15,430

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
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

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
For the three and six months ended June 30, 2026, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.1 million, respectively. As of June 30, 2026, the Base Management Fee of $0.5 million for the three months ended June 30, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $0.5 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
• “Pre-Incentive Fee Net Investment Income” in respect of a period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus operating expenses for the quarter (including the Base Management Fee, any expenses payable under the administration agreement between the Company and the Adviser (the “Administration Agreement”), and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, original issue discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.
For the three and six months ended June 30, 2026, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.6 million and $5.3 million, respectively. For the three and six months ended June 30, 2025, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were $2.9 million and $5.5 million, respectively. As of June 30, 2026, the Income-Based Fee of $2.6 million for the three months ended June 30, 2026 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Income-Based Fee of $3.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For both the three and six months ended June 30, 2026 and 2025, the Company did not accrue any Capital Gains Fees.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2026, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.4 million, respectively. As of June 30, 2026, the administrative expenses of $0.2 million incurred during the three months ended June 30, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of June 30, 2026 and December 31, 2025 are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2026:
Senior debt and 1st lien notes	$1,017,130	76%	$994,181	75%	135%
Subordinated debt and 2nd lien notes	89,989	7	88,485	6	12
Structured products	9,608	1	9,450	1	1
Equity shares	194,923	14	222,912	17	31
Equity warrants	2	—	630	—	—
Royalty rights	618	—	730	—	—
Investment in joint ventures	34,463	2	15,866	1	2
	$1,346,733	100%	$1,332,254	100%	181%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%	137%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6	10
Structured products	19,208	1	19,666	1	3
Equity shares	191,329	14	220,229	16	30
Equity warrants	2	—	583	—	—
Royalty rights	646	—	743	—	—
Investment in joint ventures	39,529	3	22,548	2	3
	$1,335,077	100%	$1,336,960	100%	183%
During the three months ended June 30, 2026, the Company made 21 new portfolio company investments totaling $55.5 million and made additional investments in existing portfolio companies totaling $35.0 million. During the six months ended June 30, 2026, the Company made 34 new portfolio company investments totaling $73.2 million and made additional investments in existing portfolio companies totaling $52.2 million.
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
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2026, the Company held a 10.0% partnership interest in Banff. As of June 30, 2026, the cost and fair value of the Company’s investment in Banff was $14.6 million and $14.7 million, respectively.
For the three and six months ended June 30, 2026, Banff declared $10.0 million and $20.0 million, respectively, in distributions, of which $1.0 million and $2.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. Banff did not declare any distributions for both the three and six months ended June 30, 2025.
The total value of Banff’s investment portfolio was $72.1 million as of June 30, 2026, as compared to $106.3 million as of December 31, 2025. As of June 30, 2026, Banff’s investments had an aggregate cost of $80.7 million, as compared to $113.4 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 8.3% and 8.8%, respectively. As of June 30, 2026 and December 31, 2025, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Senior debt and 1st lien notes	$79,133	98%	$71,531	99%
Equity shares	1,570	2	597	1
	$80,703	100%	$72,128	100%
December 31, 2025:
Senior debt and 1st lien notes	$112,466	99%	$106,250	100%
Equity shares	972	1	—	—
	$113,438	100%	$106,250	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Banff’s investments at fair value at June 30, 2026 and December 31, 2025 was as follows:

($ in thousands)	June 30, 2026		December 31, 2025
Aerospace & Defense	$8,568	12%	$9,750	9%
Banking, Finance, Insurance, & Real Estate	3,509	5	17,495	16
Beverage, Food, & Tobacco	—	—	8,737	8
Construction & Building	1,120	2	1,335	1
Consumer goods: Durable	1,925	3	1,908	2
Consumer goods: Non-durable	3,872	5	6,266	6
Containers, Packaging, & Glass	6,753	9	6,995	7
Healthcare & Pharmaceuticals	4,758	7	7,244	7
High Tech Industries	7,409	10	7,468	7
Media: Advertising, Printing, & Publishing	264	—	267	—
Media: Diversified & Production	2,093	3	2,253	2
Services: Business	15,465	21	19,106	18
Services: Consumer	11,605	16	12,532	12
Transportation: Cargo	4,787	7	4,894	5
Total	$72,128	100%	$106,250	100%
The geographic composition of Banff’s investments at fair value at June 30, 2026 and December 31, 2025 was as follows:

($ in thousands)	June 30, 2026		December 31, 2025
Australia	$—	—%	$2,289	2%
Belgium	—	—	8,736	8
Canada	203	—	271	—
France	22,660	31	26,848	25
Germany	4,555	6	4,660	4
Hong Kong	3,197	4	6,333	6
Netherlands	9,712	14	10,034	10
Singapore	3,968	6	3,960	4
United Kingdom	2,093	3	15,997	15
USA	25,740	36	27,122	26
Total	$72,128	100%	$106,250	100%
The Company may sell portions of its investments via assignment to Banff. Since inception, as of both June 30, 2026 and December 31, 2025, the Company had sold $187.9 million of its investments to Banff. As of both June 30, 2026 and December 31, 2025, the Company did not have any unsettled receivables due from Banff. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2026, Thompson Rivers declared $2.5 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.7 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2025, Thompson Rivers declared $4.0 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.7 million, respectively, of the distributions as a return of capital.
As of June 30, 2026, Thompson Rivers had $65.6 million in Ginnie Mae early buyout loans and $1.6 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of June 30, 2026, Thompson Rivers had 419 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of June 30, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Federal Housing Administration (“FHA”) loans	$68,543	96%	$63,005	96%
Veterans Affairs (“VA”) loans	2,860	4	2,615	4
	$71,403	100%	$65,620	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $53.1 million and $68.5 million outstanding as of June 30, 2026 and December 31, 2025, respectively.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both June 30, 2026 and December 31, 2025, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.
For the three and six months ended June 30, 2026, Waccamaw River declared $2.8 million and $22.8 million, respectively, in distributions, of which $28.0 thousand and $0.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.5 million and $4.4 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2025, Waccamaw River declared $9.1 million and $19.4 million, respectively, in distributions, of which $0.2 million and $0.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $1.6 million and $3.3 million, respectively, of the distributions as a return of capital.
During the six months ended June 30, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of June 30, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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
As of June 30, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)    Includes $85.6 million of total contributed capital by related parties as of both June 30, 2026 and December 31, 2025.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $44.4 million, a second lien senior secured loan of $2.2 million and unfunded revolver of $6.7 million, alongside other related

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $11.2 million. As of June 30, 2026 and December 31, 2025, $6.4 million and $4.9 million, respectively, of the revolver was funded. On May 27, 2026, the Company made a first lien senior secured loan of $5.0 million, alongside other related party affiliates. As of June 30, 2026, $3.3 million of the first lien senior secured loan was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $5.5 million. The total equity invested in Rocade as of June 30, 2026 was $50.5 million (excluding preferred dividends) and the Company had $4.5 million of unfunded preferred equity commitments. Pursuant to the terms of the equity investment, the Company is entitled to quarterly preferred dividends. Such dividends may be paid in cash or through PIK distributions, subject to the discretion of the Rocade board of directors. On November 25, 2025, the Company made a second lien senior secured loan of $5.0 million, and made an additional investment on May 20, 2026 of $2.0 million alongside other related party affiliates. As of June 30, 2026 and December 31, 2025, $6.5 million and $1.4 million, respectively, of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2026 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$840,079	Yield Analysis	Market Yield	6.2% – 30.0%	10.5%	Decrease
	55,853	Market Approach	Adjusted EBITDA Multiple	0.4x – 12.0x	8.3x	Increase
	94,147	Recent Transaction	Transaction Price	91.7% – 99.5%	98.8%	Increase
Subordinated debt and 2nd lien notes	54,120	Yield Analysis	Market Yield	8.7% – 26.9%	13.1%	Decrease
	18,245	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.0x	6.7x	Increase
	16,120	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	7,428	Yield Analysis	Market Yield	5.6% – 12.9%	12.4%	Decrease
Equity shares(2)	28,301	Yield Analysis	Market Yield	11.2% – 35.4%	17.7%	Decrease
	172,550	Market Approach	Adjusted EBITDA Multiple	0.4x – 22.5x	7.1x	Increase
	36	Market Approach	Revenue Multiple	6.5x	6.5x	Increase
	235	Black-Scholes	Volatility	60.0%	60.0%	Increase
	10,273	Discounted Cash Flow Analysis	Discount Rate	13.2%	13.2%	Decrease
	1,018	Net Asset Approach	Liabilities	$(64,808.1)	$(64,808.1)	Decrease
	387	Recent Transaction	Transaction Price	$1.00 – $587.00	$18.17	Increase
Equity warrants	630	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.2x	Increase
Royalty rights	730	Yield Analysis	Market Yield	26.0% – 28.0%	27.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $907, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the six months ended June 30, 2026, three senior debt and first lien note positions with an aggregate fair value of $23.5 million and one subordinated debt and second lien note position with a fair value of $0.2 million transitioned from a yield analysis to a market approach valuation model. Also, one equity position with a fair value of $0.2 million transitioned from a yield analysis to a Black-Scholes valuation model. In addition, one equity position with a fair value of $4.0 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $7.4 million transitioned from a broker quote to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company and changes in the observability of significant inputs.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$4,102	$990,079	$994,181
Subordinated debt and 2nd lien notes	—	—	88,485	88,485
Structured products	—	1,115	8,335	9,450
Equity shares	—	7,082	215,830	222,912
Equity warrants	—	—	630	630
Royalty rights	—	—	730	730
Investments subject to leveling	$—	$12,299	$1,304,089	$1,316,388
Investment in joint ventures (1)				15,866
				$1,332,254

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$16,121	$982,000	$998,121
Subordinated debt and 2nd lien notes	—	—	75,070	75,070
Structured products	—	11,175	8,491	19,666
Equity shares	—	3,118	217,111	220,229
Equity warrants	—	—	583	583
Royalty rights	—	—	743	743
Investments subject to leveling	$—	$30,414	$1,283,998	$1,314,412
Investment in joint ventures (1)				22,548
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$982,000	$75,070	$8,491	$217,111	$583	$743	$1,283,998
New investments	90,742	33,389	—	1,237	—	—	125,368
Investment restructuring	(3,345)	35	—	3,310	—	—	—
Transfers out of Level 3 (1)	—	—	—	(1,779)	—	—	(1,779)
Proceeds from sales of investments / return of capital	(925)	—	—	(3,398)	—	(28)	(4,351)
Loan origination fees received	(931)	(314)	—	—	—	—	(1,245)
Principal repayments received	(67,990)	(22,011)	(163)	—	—	—	(90,164)
Payment-in-kind interest /dividends	2,302	2,280	—	1,186	—	—	5,768
Accretion of loan premium / discount	139	—	—	—	—	—	139
Accretion of deferred loan origination revenue	2,335	224	—	—	—	—	2,559
Realized gain (loss)	(2,439)	283	—	1,260	—	—	(896)
Unrealized appreciation (depreciation)	(11,809)	(471)	7	(3,097)	47	15	(15,308)
Fair value, end of period	$990,079	$88,485	$8,335	$215,830	$630	$730	$1,304,089

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
New investments	97,111	10,195	—	7,035	—	—	114,341
Transfers out of Level 3 (1)	—	(6,523)	(6,121)	(2,906)	—	—	(15,550)
Proceeds from sales of investments / return of capital	(3,823)	—	—	(2,947)	—	(2,376)	(9,146)
Loan origination fees received	(1,672)	(306)	—	—	—	—	(1,978)
Principal repayments received	(65,218)	(10,417)	(907)	—	—	—	(76,542)
Payment-in-kind interest /dividends	1,787	1,175	—	4,472	—	—	7,434
Accretion of loan premium / discount	100	—	—	—	—	—	100
Accretion of deferred loan origination revenue	2,636	286	—	—	—	—	2,922
Realized gain (loss)	(2,431)	(138)	—	2,069	—	1,233	733
Unrealized appreciation (depreciation)	22,886	656	308	3,035	(675)	(1,003)	25,207
Fair value, end of period	$1,018,633	$72,428	$8,771	$220,330	$542	$771	$1,321,475

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the six months ended June 30, 2026 and 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $17.1 million during the six months ended June 30, 2026 was related to portfolio company investments that were still held by the Company as of June 30, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $24.5 million during the six months ended June 30, 2025 was related to portfolio company investments that were still held by the Company as of June 30, 2025.
During the six months ended June 30, 2026, the Company made investments of approximately $85.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2026, the Company made investments of $39.9 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
As required by the 1940 Act, the Company classifies its investments by level of affiliation.
•“Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.
•“Affiliate Investments” are investments in companies the Company owns at least 5.0% but not more than 25.0% of the outstanding voting securities and does not otherwise control.
•“Control Investments” are investments in companies that the Company is deemed to control by virtue of owning more than 25.0% of the outstanding voting securities of the portfolio companies or otherwise having the power to exercise control over their management or policies (including through a management agreement).
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2026 and December 31, 2025, the Company had nine and five portfolio companies, respectively, with investments that were on non-accrual.
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
The Company has certain preferred equity securities in its portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected upon redemption of the equity.
PIK interest and dividend income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PIK interest income	$2,277	$2,535	$4,541	$4,077
PIK interest income as a % of investment income	6.7%	6.9%	6.8%	5.7%
PIK dividend income	$818	$2,236	$1,625	$4,406
PIK dividend income as % of investment income	2.4%	6.1%	2.4%	6.2%
Total PIK income	$3,095	$4,771	$6,166	$8,483
Total PIK income as a % of investment income	9.1%	13.1%	9.2%	11.9%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both June 30, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$920	$1,092	$1,870	$2,134
Management, valuation and other fees	220	223	432	442
Royalty income	13	74	34	151
Total Recurring Fee and Other Income	1,153	1,389	2,336	2,727
Non-Recurring Fee and Other Income:
Prepayment fees	114	23	116	84
Acceleration of unamortized loan origination fees	216	497	616	790
Advisory, loan amendment and other fees	269	453	269	541
Total Non-Recurring Fee and Other Income	599	973	1,001	1,415
Total Fee and Other Income	$1,752	$2,362	$3,337	$4,142
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
Concentration of Credit Risk
As of June 30, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2026 and December 31, 2025, the Company’s largest single portfolio company investment represented approximately 6.1% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2026, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currencies
As of June 30, 2026 the Company held 14 investments that were denominated in Australian dollars, three investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 63 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor and 29 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 61 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated Swedish kronor and 27 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2026 and June 30, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2026, the Company recorded net expenses of $0.3 million and $0.7 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company recorded net expenses of $0.4 million and $0.8 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2026 and December 31, 2025 was approximately $1,345.3 million and $1,333.6 million, respectively. As of June 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $12.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $62.9 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $75.6 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $0.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $64.5 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both June 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $1.7 million, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Credit Facility:
January 15, 2021	June 30, 2028	5.359%	$535,498	$562,286
Total Credit Facility			$535,498	$562,286
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(32)	(57)
Total Notes			$99,968	$99,943

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Combined weighted average interest rate(1)	5.301%	6.090%	5.310%	6.110%
Combined weighted average debt outstanding	$619,258	$732,999	$630,418	$719,817
(1)Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 215.8% as of June 30, 2026.
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
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for us at any time and (iv) maintaining our status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of June 30, 2026, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2026, the Company had U.S. dollar borrowings of $387.5 million under the ING Credit Facility with an interest rate of 5.725% (with term SOFR borrowings subject to one month SOFR of 3.625%), borrowings denominated in Canadian dollars of C$1.2 million ($0.8 million U.S. dollars) with an interest rate of 4.576% (one month CORRA of 2.576%), borrowings denominated in British pounds sterling of £18.7 million ($24.8 million U.S. dollars) with an interest rate of 5.763% (one month SONIA of 3.731%) and borrowings denominated in Euros of €107.0 million ($122.3 million U.S. dollars) with an interest rate of 4.125% (one month EURIBOR of 2.125%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the ING Credit Facility was $535.5 million and $562.3 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of June 30, 2026, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2026 and December 31, 2025, the fair values of the February 2027 Notes were $98.0 million and $98.4 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$3,000	$2,096	09/29/26	$(25)	Derivative liabilities
Foreign currency forward contract (AUD)	$29,812	A$42,529	09/29/26	451	Derivative assets
Foreign currency forward contract (CAD)	$1,322	C$1,859	09/29/26	8	Derivative assets
Foreign currency forward contract (DKK)	$749	4,855kr.	09/29/26	4	Derivative assets
Foreign currency forward contract (EUR)	$29,891	€25,954	09/29/26	151	Derivative assets
Foreign currency forward contract (EUR)	$861	€750	09/29/26	1	Derivative assets
Foreign currency forward contract (GBP)	£500	$663	09/29/26	—	Derivative assets
Foreign currency forward contract (GBP)	$41,568	£31,397	09/29/26	(56)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$2,000	$1,146	09/29/26	(8)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,966	NZ$12,034	09/29/26	117	Derivative assets
Foreign currency forward contract (NOK)	$2,521	24,519kr	09/29/26	49	Derivative assets
Foreign currency forward contract (SEK)	$2,093	19,888kr	09/29/26	33	Derivative assets
Foreign currency forward contract (CHF)	$2,475	1,967Fr.	09/29/26	18	Derivative assets
Total				$743

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$26,891	A$40,492	03/31/26	$(112)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,296	C$1,785	03/31/26	(10)	Derivative liabilities
Foreign currency forward contract (DKK)	$744	4,740kr.	03/31/26	(4)	Derivative liabilities
Foreign currency forward contract (EUR)	$650	€550	03/31/26	2	Derivative assets
Foreign currency forward contract (EUR)	$29,994	€25,611	03/31/26	(177)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,000	$1,346	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$35,247	£26,432	03/31/26	(283)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,803	NZ$11,712	03/31/26	44	Derivative assets
Foreign currency forward contract (NOK)	$2,433	24,673kr	03/31/26	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,084	19,285kr	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,437	1,934Fr.	03/31/26	(21)	Derivative liabilities
Total				$(592)
As of June 30, 2026 and December 31, 2025, the total fair value of the Company’s foreign currency forward contracts was $0.7 million and $(0.6) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of both June 30, 2026 and December 31, 2025, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both June 30, 2026 and December 31, 2025, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$475	$475
ABC Legal Holdings, LLC	Revolver	433	433
Accelevation LLC(2)	Delayed Draw Term Loan	239	239
Accelevation LLC(2)	Revolver	567	473
Accurus Aerospace Corporation(2)	Revolver	323	807
AD Bidco, Inc.	Delayed Draw Term Loan	—	130
AD Bidco, Inc.	Revolver	—	434
Adhefin International(3)	Delayed Draw Term Loan	—	446
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	292	489
AirX Climate Solutions, Inc.	Revolver	132	163
Americo Chemical Products, LLC	Revolver	471	471
AMP Purchaser, LLC	Revolver	295	—
Anthracite Buyer, Inc.	Revolver	643	643
Apex Service Partners, LLC	Delayed Draw Term Loan	1,256	2,047
Apex Service Partners, LLC	Revolver	38	51
Application Boot Camp LLC	Revolver	352	352
Arc Education(3)	Delayed Draw Term Loan	1,101	1,131
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	—	589
ARC Interco Purchaser, LLC(2)	Revolver	364	364
Argus Intermediate, LLC	Delayed Draw Term Loan	1,196	1,196
Argus Intermediate, LLC	Revolver	143	143
Armstrong Transport Group, LLC	Delayed Draw Term Loan	1,379	—
Armstrong Transport Group, LLC	Revolver	536	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	408	446
ASC Communications, LLC(2)	Revolver	658	658
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	—	960
AWP Group Holdings, Inc.	Revolver	275	—
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	55
Basin Innovation Group, LLC	Revolver	255	255
BCTS Parent, LLC(2)(6)	Delayed Draw Term Loan	848	—
BCTS Parent, LLC(2)(6)	Revolver	145	—
Bitly, Inc.	Revolver	94	94
BKF Buyer, Inc.(2)	Revolver	1,253	1,253
BLI Buyer, Inc.	Delayed Draw Term Loan	474	474
BLI Buyer, Inc.	Revolver	310	400

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
BrightSign LLC(2)	Revolver	715	179
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	240	290
Broadway Buyer, LLC	Delayed Draw Term Loan	330	330
Broadway Buyer, LLC	Revolver	170	193
Caldwell & Gregory LLC	Delayed Draw Term Loan	112	375
Caldwell & Gregory LLC	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	52	53
Cascade Residential Services LLC(2)	Revolver	66	165
CCFF Buyer, LLC	Delayed Draw Term Loan	705	730
CCFF Buyer, LLC	Revolver	608	608
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	55	55
Cherry Bekaert Advisory LLC(2)	Delayed Draw Term Loan	1,562	—
CloudOne Digital Corp.	Revolver	451	451
Comply365, LLC	Revolver	407	407
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	541	556
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	2,502	2,841
Credit Key Funding II LLC(2)	Revolver	169	—
Dane Street, LLC	Delayed Draw Term Loan	663	—
Dane Street, LLC	Revolver	353	—
DAWGS Intermediate Holdings Co.	Revolver	505	488
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Revolver	286	210
Discovery Buyer, L.P.	Delayed Draw Term Loan	922	922
Discovery Buyer, L.P.	Revolver	625	625
Durare Bidco, LLC(2)	Delayed Draw Term Loan	247	431
Durare Bidco, LLC(2)	Revolver	431	431
EB Development(2)(3)	Capex / Acquisition Facility	—	242
EB Development(2)(3)	Delayed Draw Term Loan	—	627
Eclipse Business Capital, LLC	Delayed Draw Term Loan	1,667	—
Eclipse Business Capital, LLC	Revolver	4,866	6,334
EMI Porta Holdco LLC(2)	Revolver	526	941
ERS Holdings, LLC(2)	Delayed Draw Term Loan	182	—
ERS Holdings, LLC(2)	Revolver	134	—
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	161	—
Everest Midco Limited(2)	Revolver	86	—
Expert Institute Group Inc.	Delayed Draw Term Loan	985	985
Expert Institute Group Inc.	Revolver	530	530
Express Wash Acquisition Company, LLC(2)	Revolver	289	289
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	460	200
Finaxy Holding(3)	Delayed Draw Term Loan	—	655
Forest Buyer, LLC(2)	Revolver	298	298
Forge Borrower, LLC	Delayed Draw Term Loan	1,316	—
Forge Borrower, LLC	Revolver	263	—
GB Eagle Buyer, Inc.	Revolver	2,227	1,737
GCDL LLC	Delayed Draw Term Loan	—	108

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	354	341
GMES LLC	Delayed Draw Term Loan	136	313
GMES LLC	Revolver	204	229
GMF Parent, Inc.(2)	Delayed Draw Term Loan	393	747
GMF Parent, Inc.(2)	Revolver	266	292
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	5	51
Groupe Product Life(2)(3)	Delayed Draw Term Loan	20	21
Haystack Holdings LLC	Delayed Draw Term Loan	748	1,699
Haystack Holdings LLC	Revolver	412	412
HeartHealth Bidco Pty Ltd(5)	Delayed Draw Term Loan	74	113
HemaSource, Inc.	Revolver	835	902
High Street Buyer Inc.	Delayed Draw Term Loan	2,124	2,250
HomeX Services Group LLC(2)	Delayed Draw Term Loan	889	1,334
HomeX Services Group LLC(2)	Revolver	315	360
HS Advisory Buyer LLC	Delayed Draw Term Loan	184	217
HS Advisory Buyer LLC	Revolver	107	200
HSL Compliance(4)	Delayed Draw Term Loan	361	429
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	409	682
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	96	96
Hydratech Holdings, Inc.(2)	Revolver	239	311
Ice House America, L.L.C.(2)	Revolver	36	36
IM Square(2)(3)	Capex / Acquisition Facility	3,087	—
IMS Services Enterprises, LLC	Delayed Draw Term Loan	479	—
IMS Services Enterprises, LLC	Revolver	233	—
Integrated Precision Systems, LLC(2)	Delayed Draw Term Loan	926	—
Integrated Precision Systems, LLC(2)	Revolver	432	—
International Fleet Financing No.2 B.V.(2)(3)	Revolver	49	126
Interstellar Group B.V.(3)	Delayed Draw Term Loan	612	628
InvoCare Limited(5)	Delayed Draw Term Loan	123	119
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	24	157
KAMC Holdings Inc.(2)	Revolver	344	344
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	377	407
Kanawha Scales & Systems, LLC	Revolver	134	144
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	96	67
Keystone Bidco B.V.(3)	Revolver	—	42
Kite Topco Ltd(2)(4)	Capex / Acquisition Facility	199	—
L.A. Specialty Produce Co., LLC	Delayed Draw Term Loan	442	—
L.A. Specialty Produce Co., LLC	Revolver	291	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	183
LeadsOnline, LLC	Revolver	1,952	1,952
LHS Borrower, LLC(2)	Revolver	152	181
Lido Purchaser, Inc.(2)	Delayed Draw Term Loan	1,111	—
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	221	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	411	411

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Lockmasters Security Intermediate, Inc.	Revolver	176	176
London Buyer, LLC	Delayed Draw Term Loan	213	—
London Buyer, LLC	Revolver	373	—
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	666	675
Maia Bidco Limited(2)(4)	Revolver	167	169
Main Line Commercial Pools LLC(2)	Delayed Draw Term Loan	472	—
Main Line Commercial Pools LLC(2)	Revolver	118	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	33	—
Marmoutier Holding B.V.(2)(3)	Term Loan	—	42
Matrix Buyer, LLC(2)	Delayed Draw Term Loan	214	—
Matrix Buyer, LLC(2)	Revolver	156	—
MB Purchaser, LLC	Delayed Draw Term Loan	393	393
MB Purchaser, LLC	Revolver	281	281
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	—	16
Media Recovery, Inc. (SpotSee)(2)	Revolver	433	433
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	537	544
Megawatt Acquisitionco, Inc.(2)	Revolver	258	332
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	397	389
MIV Buyer, LLC(2)	Delayed Draw Term Loan	511	644
MIV Buyer, LLC(2)	Revolver	250	159
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	—	330
Modern Star Holdings Bidco Pty Limited(5)	Term Loan	—	75
Momentum Textiles, LLC(2)	Revolver	280	280
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	297	593
MSI Express Inc.(2)	Revolver	191	190
Nationwide Legal Services, LLC	Delayed Draw Term Loan	2,104	—
Nationwide Legal Services, LLC	Revolver	588	—
NAW Buyer LLC	Delayed Draw Term Loan	655	1,174
NAW Buyer LLC	Revolver	379	379
Next Holdco, LLC	Revolver	73	73
NF Holdco, LLC(2)	Revolver	155	420
Northstar Recycling, LLC	Revolver	705	705
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	248	255
OAC Holdings I Corp	Revolver	294	685
OSP AFS Buyer, LLC	Delayed Draw Term Loan	1,425	1,425
OSP AFS Buyer, LLC	Revolver	327	327
OSP Hamilton Purchaser, LLC(2)	Revolver	363	363
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	147	147
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	139	139
Owl Intermediate Holdings, LLC(2)	Revolver	366	454
Panther Bidco Pty Ltd(2)(5)	Capex / Acquisition Facility	142	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	333	—
Polara Enterprises, L.L.C.	Revolver	632	474
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	2,083	—
PowerGEM Buyer, Inc.(2)	Revolver	116	—
Premium Invest(3)	Capex / Acquisition Facility	443	455
Proceed Legal Inc.	Delayed Draw Term Loan	650	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Proceed Legal Inc.	Revolver	79	—
Process Insights Acquisition, Inc.(2)	Revolver	338	—
ProfitOptics, LLC(2)	Revolver	316	194
Pro-Vision Solutions Holdings, LLC	Revolver	1,857	1,919
Qima Finance LTD(2)	Capex / Acquisition Facility	131	186
R1 Holdings, LLC(2)	Revolver	110	110
Randys Holdings, Inc.	Delayed Draw Term Loan	31	611
Randys Holdings, Inc.	Revolver	1,241	1,399
Rapid Buyer LLC(2)	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC(2)	Revolver	881	881
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	214	295
Real Chemistry Intermediate III, Inc.(2)	Revolver	394	394
Recon Buyer LLC	Delayed Draw Term Loan	1,227	1,612
Recon Buyer LLC	Revolver	204	204
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	34	152
RKD Group, LLC(2)	Delayed Draw Term Loan	274	274
RKD Group, LLC(2)|	Revolver	189	189
Rocade Holdings LLC(2)	Delayed Draw Term Loan	540	3,567
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC(2)	Revolver	1,940	1,940
RPX Corporation	Revolver	1,008	1,008
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	292	281
Saab Purchaser, Inc.(2)	Revolver	957	957
Sanoptis S.A.R.L.(3)	Term Loan	564	2,786
Sapphire Bidco S.A.R.L.(2)(3)	Delayed Draw Term Loan	380	407
SBP Holdings LP	Revolver	532	532
Scout Bidco B.V.(2)(3)	Revolver	331	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	164	513
SCP CDH Buyer, Inc.	Revolver	243	243
SCP Medical Products, LLC. (2)	Revolver	128	213
Screenvision, LLC	Revolver	613	613
Sinari Invest(2)(3)	Delayed Draw Term Loan	495	509
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	—	546
Skyvault Holdings LLC(2)	Equity	—	182
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	698	678
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	399	521
SPATCO Energy Solutions, LLC(2)	Revolver	446	594
Spatial Business Systems LLC	Revolver	—	703
SRS Acquiom Holdings LLC	Revolver	449	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	502	—
Stage 3 Holdco LLC	Delayed Draw Term Loan	735	—
Stage 3 Holdco LLC	Revolver	294	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	274	448

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Superjet Buyer, LLC(2)	Revolver	876	876
Surface Finishing Technologies Inc.(2)	Delayed Draw Term Loan	694	—
Surface Finishing Technologies Inc.(2)	Revolver	347	—
SVI International LLC	Revolver	—	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	303	909
Swoop Intermediate III, Inc.	Revolver	303	303
Syntax Midco 2 Inc.	Delayed Draw Term Loan	498	498
Syntax Midco 2 Inc.	Revolver	308	262
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	748	748
TA KHP Aggregator, L.P.	Revolver	299	299
Tallman Equipment Co., Inc.	Delayed Draw Term Loan	588	—
Tallman Equipment Co., Inc.	Revolver	294	—
Tank Holding Corp(2)	Revolver	578	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,217
TAPCO Buyer LLC(2)	Revolver	496	583
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(3)	Revolver	—	167
Tencarva Machinery Company, LLC(2)	Revolver	752	752
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	1,345	1,494
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039	1,039
THG Acquisition, LLC	Delayed Draw Term Loan	210	577
THG Acquisition, LLC	Revolver	404	465
Trintech, Inc.	Revolver	—	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	75	137
TSYL Corporate Buyer, Inc.	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	112	117
UHY Advisors, Inc.	Delayed Draw Term Loan	2,221	5,832
UHY Advisors, Inc.	Revolver	1,383	1,247
UNA 658 Equity Management GmbH(2)(3)	Capex / Acquisition Facility	95	—
Unither (Uniholding)(3)	Delayed Draw Term Loan	124	509
Unosquare, LLC(2)	Delayed Draw Term Loan	666	666
Unosquare, LLC(2)	Revolver	323	323
Vista Acquisition, LLC(2)	Delayed Draw Term Loan	467	—
Vista Acquisition, LLC(2)	Revolver	414	—
Whitcraft Holdings, Inc.	Revolver	585	943
Woodland Foods, LLC(2)	Revolver	524	1,048
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp	Revolver	932	932
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	324	332
Total unused commitments to extend financing		$135,941	$135,806
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2026	June 30, 2025
Per share data:
Net asset value at beginning of period	$22.41	$22.57
Net investment income (1)	1.22	1.25
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)(2)	(0.02)	0.07
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.36)	(0.08)
Total increase from investment operations (1)	0.84	1.24
Dividends paid to stockholders from net investment income	(1.28)	(1.28)
Net asset value at end of period	$21.97	$22.53
Shares outstanding at end of period	33,524,275	31,611,409
Net assets at end of period	$736,687	$712,060
Average net assets	$740,695	$705,913
Ratio of total expenses to average net assets (annualized) (3)	7.26%	9.13%
Ratio of net investment income to average net assets (annualized) (3)	10.82%	11.03%
Portfolio turnover ratio (annualized)	8.98%	8.17%
Total return (4)	3.75%	5.56%
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
9. SUBSEQUENT EVENTS
On August 5, 2026, the Board declared a quarterly dividend of $0.62 per share payable on September 9, 2026 to holders of record as of August 26, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
The weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Debt investments other than non-accrual debt investments (1)	9.1%	9.2%
Total debt investments (2)	9.0%	9.1%
Debt investments other than non-accrual debt investments and other income producing securities (3)	9.5%	9.6%
Total debt investments and other income producing securities (4)	9.4%	9.5%
(1)Weighted average yield on debt investments other than non-accrual debt investments is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments, divided by (b) the principal amount of our outstanding debt investments, other than non-accrual debt investments.
(2)Weighted average yield on total debt investments is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments, divided by (b) the principal amount of our outstanding debt investments, including non-accrual debt investments.
(3)Weighted average yield on debt investments other than non-accrual debt investments and other income producing securities is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments and other income producing securities divided by (b) the sum of the principal amount of our outstanding debt investments, other than non-accrual debt investments, and the fair value of other income producing securities. Other income producing securities represent annualized amounts of the regular dividend received by us related to our equity investments in Banff Partners LP (“Banff”), Rocade Holdings LLC (“Rocade”) and Eclipse Business Capital, LLC (“Eclipse”) during the most recent quarter end.
(4)Weighted average yield on total debt investments and other income producing securities is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments and other income producing securities divided by (b) the sum of the principal amount of our outstanding debt investments, including non-accrual debt investments, and the fair value of other income producing securities. Other income producing securities represent annualized amounts of the regular dividend received by us related to our equity investments in Banff, Rocade and Eclipse during the most recent quarter end.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $392.1 billion (as of June 30, 2026) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Portfolio Composition
The total value of our investment portfolio was $1,332.3 million as of June 30, 2026, as compared to $1,337.0 million as of December 31, 2025. As of June 30, 2026, we had investments in 317 portfolio companies with an aggregate cost of $1,346.7 million. As of December 31, 2025, we had investments in 302 portfolio companies with an aggregate cost of $1,335.1 million. As of both June 30, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Senior debt and 1st lien notes	$1,017,130	76%	$994,181	75%
Subordinated debt and 2nd lien notes	89,989	7	88,485	6
Structured products	9,608	1	9,450	1
Equity shares	194,923	14	222,912	17
Equity warrants	2	—	630	—
Royalty rights	618	—	730	—
Investment in joint ventures	34,463	2	15,866	1
	$1,346,733	100%	$1,332,254	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6
Structured products	19,208	1	19,666	1
Equity shares	191,329	14	220,229	16
Equity warrants	2	—	583	—
Royalty rights	646	—	743	—
Investment in joint ventures	39,529	3	22,548	2
	$1,335,077	100%	$1,336,960	100%
Investment Activity
During the six months ended June 30, 2026, we made 34 new portfolio company investments totaling $73.2 million and made additional investments in existing portfolio companies totaling $52.2 million. We had 17 loans repaid totaling $60.3 million and received $52.1 million of portfolio company principal payments and sales proceeds, and recognized a net realized gain on these transactions of $0.3 million. Our investments in one portfolio company were restructured, which resulted in a net realized loss of $1.9 million. We received $6.7 million of return of capital from our joint ventures, royalty rights and equity investments. Lastly, we received proceeds related to the sale of equity investments totaling $1.8 million and recognized a net realized gain on such sales totaling $1.3 million.
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

Total portfolio investment activity for the six months ended June 30, 2026 and 2025 was as follows:

Six Months Ended June 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$998,121	$75,070	$19,666	$220,229	$583	$743	$22,548	$1,336,960
New investments	90,742	33,389	—	1,237	—	—	—	125,368
Investment restructuring	(3,345)	35	—	3,310	—	—	—	—
Proceeds from sales of investments / return of capital	(925)	—	(10,000)	(3,398)	—	(28)	(5,066)	(19,417)
Loan origination fees received	(931)	(314)	—	—	—	—	—	(1,245)
Principal repayments received	(79,131)	(22,011)	(281)	—	—	—	—	(101,423)
Payment-in-kind interest /dividends	2,302	2,280	—	1,186	—	—	—	5,768
Accretion of loan premium /discount	364	—	4	—	—	—	—	368
Accretion of deferred loan origination revenue	2,346	224	—	—	—	—	—	2,570
Realized gain (loss)	(2,553)	283	677	1,260	—	—	—	(333)
Unrealized appreciation (depreciation)	(12,809)	(471)	(616)	(912)	47	15	(1,616)	(16,362)
Fair value, end of period	$994,181	$88,485	$9,450	$222,912	$630	$730	$15,866	$1,332,254

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956
New investments	99,468	10,195	—	7,035	—	—	—	116,698
Proceeds from sales of investments / return of capital	(11,584)	—	—	(6,481)	—	(2,376)	(3,990)	(24,431)
Loan origination fees received	(1,672)	(306)	—	—	—	—	—	(1,978)
Principal repayments received	(70,489)	(15,917)	(1,262)	—	—	—	—	(87,668)
Payment-in-kind interest / dividends	1,787	(654)	—	4,472	—	—	—	5,605
Accretion of loan premium / discount	564	97	8	—	—	—	—	669
Accretion of deferred loan origination revenue	2,638	286	—	—	—	—	—	2,924
Realized gain (loss)	(5,018)	(138)	—	4,237	—	1,233	—	314
Unrealized appreciation (depreciation)	26,260	1,365	402	1,621	(675)	(1,003)	23	27,993
Fair value, end of period	$1,049,746	$72,428	$26,545	$220,814	$542	$771	$26,236	$1,397,082

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

The following table shows the classification of our investments by risk rating as of June 30, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$125,972	10%	$139,713	10%
Category 2	967,021	73	947,169	72
Category 3	161,399	12	154,704	12
Category 4	51,137	4	51,022	4
Category 5	12,055	1	27,995	2
Total	$1,317,584	100%	$1,320,603	100%

(1)Excludes 10% member interest in Banff.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026, we had nine portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.0 million, which comprised 0.4% of the total fair value our portfolio, and the aggregate cost of which was $16.9 million, which comprised 1.3% of the total cost of our portfolio. As of December 31, 2025, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.1 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.6 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2026 is provided below.
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Acogroup was $3.2 million and the fair value of such investments was $0.6 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Bariacum for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Bariacum was $2.5 million and the fair value of such investment was nil.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Biolam was $4.5 million and the fair value of such investment was $2.4 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2026, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.1 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of June 30, 2026, the cost of our subordinated debt investment in Eurofins was $1.0 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2026, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Scaled Agile, Inc.
During the quarter ended June 30, 2026, we placed our debt investments in Scaled Agile, Inc., or Scaled Agile, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Scaled Agile for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in Scaled Agile was $2.2 million and the fair value of such investments was $0.9 million.
Team Air Distributing, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Team Air Distributing, LLC, or Team Air, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Team Air for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Team Air was $0.8 million and the fair value of such investments was $0.7 million.
Terrybear, Inc.
During the quarter ended March 31, 2026, we placed our debt investment in Terrybear, Inc., or Terrybear, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Terrybear for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Terrybear was $0.3 million and the fair value of such investments was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of June 30, 2026, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $4.5 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$33,951	$36,476	$66,964	$71,163
Total operating expenses	12,936	15,952	26,243	31,428
Net investment income before taxes	21,015	20,524	40,721	39,735
Income taxes, including excise tax expense	251	407	651	806
Net investment income after taxes	20,764	20,117	40,070	38,929
Net realized gains (losses)	798	(7,059)	(492)	1,751
Net unrealized appreciation (depreciation)	(7,002)	3,422	(11,935)	(2,356)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(6,204)	(3,637)	(12,427)	(605)
Net increase in net assets resulting from operations	$14,560	$16,480	$27,643	$38,324
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Total interest income	$23,138	$26,648	$46,366	$53,546
Total dividend income	5,958	2,684	11,079	4,975
Total fee and other income	1,752	2,362	3,337	4,142
Total payment-in-kind interest income	2,277	2,535	4,541	4,077
Total payment-in-kind dividend income	818	2,236	1,625	4,406
Interest income from cash	8	11	16	17
Total investment income	$33,951	$36,476	$66,964	$71,163
The decrease in total investment income for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to a decrease in the weighted average yield on the portfolio and decreased PIK dividend income, partially offset by an increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.1% as of June 30, 2026, as compared to 9.6% as of June 30, 2025. For the three and six months ended June 30, 2026, PIK dividend income from our preferred equity securities were $0.8 million and $1.6 million, respectively, as compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, dividends from portfolio companies and joint venture investments were $6.0 million and $11.1 million, respectively, as compared to $2.7 million and $5.0 million for the three and six months ended June 30, 2025, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
Interest and other financing fees	$8,934	$11,745	$18,064	$23,070
Base management fee	503	528	1,007	1,052
Incentive management fees	2,574	2,931	5,254	5,502
Other general and administrative expenses	925	748	1,918	1,804
Total operating expenses	$12,936	$15,952	$26,243	$31,428
Interest and Other Financing Fees
The decrease in interest and other financing fees for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, was primarily attributable to a lower weighted average interest rate on the ING Credit Facility and lower weighted average borrowings on the ING Credit Facility. The weighted average interest rate on the ING Credit Facility for both the three and six months ended June 30, 2026 was 5.4%, as compared to 6.3% for both the three and six months ended June 30, 2025. The weighted average borrowings on the ING Credit Facility for the three and six months ended June 30, 2026 was $519.3 million and $530.4 million, respectively, as compared to $633.0 million and $619.8 million for the three and six months ended June 30, 2025, respectively.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters (including the quarter for which such fees are being calculated) and appropriately adjusted for any share issuances or repurchases during the quarter. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For both the three months ended June 30, 2026 and 2025, the amount of Base Management Fees incurred were approximately $0.5 million. For the six months ended June 30, 2026 and 2025, the amount of Base Management Fees incurred were approximately $1.0 million and $1.1 million, respectively.

Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). The Incentive Fee consists of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”) and (ii) an incentive fee based on the net capital gains received on our portfolio of securities on a cumulative basis through the end of each calendar year, net of all realized capital losses and all unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains (the “Capital Gains Fee”). The Income-Based Fee is subject to a floating “hurdle rate” based on SOFR, a “catch-up” feature and a cap. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2026, the amount of Income-Based Fees incurred was $2.6 million and $5.3 million, respectively, as compared to $2.9 million and $5.5 million for the three and six months ended June 30, 2025, respectively. The decrease in Income-Based Fees was primarily attributable to the Incentive Fee Cap. Although we generated sufficient Pre-Incentive Fee Net Investment Income to earn a higher Income-Based Fee under the standard fee calculation, cumulative net capital losses within the trailing twelve-quarter lookback period reduced our Cumulative Pre-Incentive Fee Net Return, thereby limiting the amount of Income-Based Fee payable during 2026.
For both the three and six months ended June 30, 2026 and 2025, we did not accrue any Capital Gains Fees. As required by U.S. GAAP, we accrue the Capital Gains Fee on unrealized gains. This accrual reflects the Incentive Fees that would be payable to the Adviser if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an Incentive Fee with respect to unrealized gains unless and until such gains are actually realized. There can be no assurance that such unrealized capital appreciation will be realized in the future.
Other General and Administrative Expenses
We have entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2026 the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.4 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,075)	$3,456	$(333)	$314
Benefit from (provision for) taxes	—	(36)	—	(36)
Net realized gains (losses) on investments	(1,075)	3,420	(333)	278
Foreign currency transactions	504	1,520	226	2,054
Forward currency contracts	1,369	(11,999)	(385)	(581)
Net realized gains (losses)	$798	$(7,059)	$(492)	$1,751
During the three months ended June 30, 2026, we recognized net realized gains totaling $0.8 million, which consisted primarily of a net gain on our forward currency contracts of $1.4 million and a net gain on foreign currency transactions of $0.5 million, partially offset by a net loss on our investment portfolio of $1.1 million. The net loss on our investment portfolio predominantly related to a $1.9 million loss on the restructuring of investments in one portfolio company, partially offset by a $0.5 million gain on the sale of one equity investment, which were both predominantly reclassified from net unrealized depreciation. During the six months ended June 30, 2026 we recognized net realized losses totaling $0.5 million, which consisted primarily of a net loss on our forward currency contracts of $0.4 million and a net loss on our investment portfolio of

$0.3 million, partially offset by a net gain on foreign currency transactions of $0.2 million. The net loss on our investment portfolio predominantly related to a $1.9 million loss on the restructuring of investments in one portfolio company and a $1.1 million loss on the sale of our debt investments in one portfolio company, partially offset by a gain of $2.8 million on the exit of investments, which were all predominantly reclassified from net unrealized depreciation.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(4,620)	$10,858	$(15,828)	$25,257
Affiliate investments	(1,236)	1,823	(505)	2,191
Net unrealized appreciation (depreciation) on investments	(5,856)	12,681	(16,333)	27,448
Foreign currency transactions	86	(7,757)	3,063	(11,212)
Forward currency contracts	(1,232)	(1,502)	1,335	(18,592)
Net unrealized appreciation (depreciation)	$(7,002)	$3,422	$(11,935)	$(2,356)
During the three months ended June 30, 2026, we recorded net unrealized depreciation totaling $7.0 million, consisting of net unrealized depreciation on our current portfolio of $7.5 million, net unrealized depreciation related to forward currency contracts of $1.2 million and deferred taxes of $0.1 million, partially offset by net unrealized appreciation reclassification adjustments of $1.7 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $0.1 million. The net unrealized depreciation on our current portfolio of $7.5 million was driven primarily by broad market moves for investments of $4.0 million, the credit or fundamental performance of investments of $3.1 million and the impact of foreign currency exchange rates on investments of $0.4 million.
During the six months ended June 30, 2026, we recorded net unrealized depreciation totaling $11.9 million, consisting of net unrealized depreciation on our current portfolio of $17.5 million, partially offset by net unrealized appreciation related to foreign currency transactions of $3.1 million, net unrealized appreciation related to forward currency contracts of $1.3 million and net unrealized appreciation reclassification adjustments of $1.1 million related to the net realized losses on the sales / repayments of certain investments. The net unrealized depreciation on our current portfolio of $17.5 million was driven primarily by broad market moves for investments of $8.1 million, the credit or fundamental performance of investments of $5.6 million and the impact of foreign currency exchange rates on investments of $3.8 million.
During the three months ended June 30, 2025, we recorded net unrealized appreciation totaling $3.4 million, consisting of net unrealized appreciation on our current portfolio of $14.0 million, partially offset by net unrealized depreciation related to foreign currency transactions of $7.8 million, net unrealized depreciation related to forward currency contracts of $1.5 million, and net unrealized depreciation reclassification adjustments of $1.3 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $14.0 million was driven primarily by the impact of foreign currency exchange rates on investments of $18.9 million, partially offset by the credit or fundamental performance of investments of $4.7 million and broad market moves for investments of $0.2 million.
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, in accordance with the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 215.8% as of June 30, 2026.
Cash Flows
For the six months ended June 30, 2026, we experienced a net decrease in cash in the amount of $15.9 million. During that period, our operating activities provided $27.4 million in cash, with proceeds from sales or repayments of portfolio investments totaling $121.4 million and other cash collections from investments exceeding purchases of portfolio investments of $125.4 million. In addition, our financing activities used $43.3 million of cash, consisting of net repayments under the ING Credit Facility of $23.3 million and dividends paid in the amount of $20.0 million. As of June 30, 2026, we had $24.9 million of cash on hand, including foreign currencies.
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
On November 15, 2024, we entered into a second amended and restated senior secured credit agreement (the “Amended ING Credit Agreement”), which amended and restated that certain amended and restated senior secured revolving credit agreement, dated as of April 30, 2021. The Amended ING Credit Agreement, among other changes, (a) extended the revolving period under the ING Credit Facility from April 30, 2025 to a scheduled end date of June 30, 2027 or, if earlier, the date the commitment period is terminated under the Amended ING Credit Agreement; (b) extended the stated maturity date from April 30, 2026 to the earliest of (i) June 30, 2028 or (ii) the date that is one year after the termination of the commitment period under the Amended ING Credit Agreement in connection with a Liquidity Event (as defined below) involving us; (c) adjusted the interest rate charged on borrowings under the ING Credit Facility from an applicable spread of either the term SOFR plus 2.15% plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months, to an applicable spread of 2.00% plus a credit spread adjustment of 0.10%; and (d) reallocated $300 million from revolving commitments to term loan commitments. For purposes of the Amended ING Credit Agreement, a “Liquidity Event” means a corporate control transaction or similar event (which may include a transaction with an affiliated entity, including an affiliated BDC), such as a strategic sale of Barings Capital Investment Corporation or all or substantially all of our assets to, or a merger with, another entity, for consideration payable to our stockholders of cash or publicly listed securities of such other entity (or a combination of cash and such publicly listed securities).
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of June 30, 2026, we were in compliance with all covenants of the ING Credit Facility.
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
As of June 30, 2026, we had U.S. dollar borrowings of $387.5 million under the ING Credit Facility with an interest rate of 5.725% (with term SOFR borrowings subject to one month SOFR of 3.625%), borrowings denominated in Canadian dollars of C$1.2 million ($0.8 million U.S. dollars) with an interest rate of 4.576% (one month CORRA of 2.576%), borrowings denominated in British pounds sterling of £18.7 million ($24.8 million U.S. dollars) with an interest rate of 5.763% (one month SONIA of 3.731%) and borrowings denominated in Euros of €107.0 million ($122.3 million U.S. dollars) with an interest rate of 4.125% (one month EURIBOR of 2.125%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.

The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2026, the total fair value of the borrowings outstanding under the ING Credit Facility was $535.5 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2026, we were in compliance with all covenants under the February 2022 NPA.
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
As of June 30, 2026, the fair value of the outstanding February 2027 Notes was $98.0 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Recent Developments
Subsequent to June 30, 2026, we made approximately $42.6 million of new commitments, of which $31.8 million closed and funded. The $31.8 million of investments consists of $30.5 million of first lien senior secured debt investments and $1.3 million of equity investments. The weighted average yield of the debt investments was 9.3%. In addition, we funded $9.9 million of previously committed revolvers and delayed draw term loans.
On August 5, 2026, the Board declared a quarterly dividend of $0.62 per share payable on September 9, 2026 to holders of record as of August 26, 2026.
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
As of June 30, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 181% of our total net assets, as compared to approximately 183% of our total net assets as of December 31, 2025.
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
Fee and other income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$920	$1,092	$1,870	$2,134
Management, valuation and other fees	220	223	432	442
Royalty income	13	74	34	151
Total Recurring Fee and Other Income	1,153	1,389	2,336	2,727
Non-Recurring Fee and Other Income:
Prepayment fees	114	23	116	84
Acceleration of unamortized loan origination fees	216	497	616	790
Advisory, loan amendment and other fees	269	453	269	541
Total Non-Recurring Fee and Other Income	599	973	1,001	1,415
Total Fee and Other Income	$1,752	$2,362	$3,337	$4,142
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
We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected upon redemption of the equity.
PIK interest and dividend income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PIK interest income	$2,277	$2,535	$4,541	$4,077
PIK interest income as a % of investment income	6.7%	6.9%	6.8%	5.7%
PIK dividend income	$818	$2,236	$1,625	$4,406
PIK dividend income as % of investment income	2.4%	6.1%	2.4%	6.2%
Total PIK income	$3,095	$4,771	$6,166	$8,483
Total PIK income as a % of investment income	9.1%	13.1%	9.2%	11.9%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$59,954	$62,758
Total unfunded revolving loan commitments	66,498	65,429
Total unfunded capex and acquisition facility commitments	4,989	2,937
Total unfunded debt commitments	131,441	131,124
Unfunded Equity Commitments:
Total unfunded equity commitments	—	182
Total unfunded preferred equity commitments	4,500	4,500
Total unfunded equity commitments	4,500	4,682
Total unused commitments to extend financing	$135,941	$135,806

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2026, we were not a party to any interest rate hedging arrangements.
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
As of June 30, 2026, approximately $1,084.0 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2026, approximately $535.5 million (principal amount) of our borrowings bore interest at variable rates (approximately 84.3% of our total borrowings as of June 30, 2026) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our June 30, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$32,520	$16,065	$16,455
Up 200 basis points	21,680	10,710	10,970
Up 100 basis points	10,840	5,355	5,485
Down 25 basis points	(2,710)	(1,339)	(1,371)
Down 50 basis points	(5,420)	(2,677)	(2,743)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of Income-Based Fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the Income-Based Fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of June 30, 2026, we had U.S. dollar borrowings of $387.5 million outstanding under the ING Credit Facility with an interest rate of 5.725% (with term SOFR borrowings subject to one month SOFR of 3.625%), borrowings denominated in Canadian dollars of C$1.2 million ($0.8 million U.S. dollars) with an interest rate of 4.576% (one month CORRA of 2.576%), borrowings denominated in British pounds sterling of £18.7 million ($24.8 million U.S. dollars) with an interest rate of 5.763% (one month SONIA of 3.731%) and borrowings denominated in Euros of €107.0 million ($122.3 million U.S. dollars) with an interest rate of 4.125% (one month EURIBOR of 2.125%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	August 5, 2026	/s/ Bryan High
Bryan High
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 5, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 5, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)