Form 10-Q
period 2026-09-30
Barings Capital Investment Corp
filed 2026-11-05
CIK 1811972

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 5, 2026 was 34,018,951.

BARINGS CAPITAL INVESTMENT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Capital Investment Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,116,778 and $1,139,490 as of September 30, 2026 and December 31, 2025, respectively)	$1,097,448	$1,134,048
Affiliate investments (cost of $206,137 and $195,587 as of September 30, 2026 and December 31, 2025, respectively)	210,983	202,912
Total investments at fair value	1,308,431	1,336,960
Cash	16,680	30,704
Foreign currencies (cost of $6,804 and $10,151 as of September 30, 2026 and December 31, 2025, respectively)	6,802	10,118
Interest and fees receivable	19,249	19,920
Prepaid expenses and other assets	358	186
Derivative assets	1,463	46
Deferred financing fees	3,612	5,155
Receivable from unsettled transactions	6,822	981
Total assets	$1,363,417	$1,404,070
Liabilities:
Accounts payable and accrued liabilities	$3,342	$4,249
Interest payable	1,803	3,725
Administrative fees payable	249	233
Base management fees payable	506	519
Incentive management fees payable	1,881	3,040
Derivative liabilities	—	638
Payable from unsettled transactions	63	380
Borrowings under credit facility	511,427	562,286
Notes payable (net of deferred financing fees)	99,980	99,943
Total liabilities	619,251	675,013
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (500,000,000 shares authorized, 34,018,951 and 32,539,522 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	34	33
Additional paid-in capital	741,470	708,655
Total distributable earnings	2,662	20,369
Total net assets	744,166	729,057
Total liabilities and net assets	$1,363,417	$1,404,070
Net asset value per share	$21.88	$22.41
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$22,512	$25,763	$66,928	$78,368
Affiliate investments	832	273	2,782	1,215
Total interest income	23,344	26,036	69,710	79,583
Dividend income:
Non-Control / Non-Affiliate investments	206	1,961	875	2,167
Affiliate investments	4,819	2,264	15,229	7,033
Total dividend income	5,025	4,225	16,104	9,200
Fee and other income:
Non-Control / Non-Affiliate investments	2,047	1,981	5,292	6,057
Affiliate investments	85	1	177	67
Total fee and other income	2,132	1,982	5,469	6,124
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,011	2,365	6,304	6,229
Affiliate investments	840	290	1,088	503
Total payment-in-kind interest income	2,851	2,655	7,392	6,732
Payment-in-kind dividend income:
Non-Control / Non-Affiliate investments	842	797	2,467	2,087
Affiliate investments	—	1,645	—	4,760
Total payment-in-kind dividend income	842	2,442	2,467	6,847
Interest income from cash	5	4	21	21
Total investment income	34,199	37,344	101,163	108,507
Operating expenses:
Interest and other financing fees	9,354	11,065	27,419	34,135
Base management fee (Note 2)	506	529	1,513	1,581
Incentive management fees (Note 2)	1,881	3,119	7,135	8,622
Other general and administrative expenses (Note 2)	995	791	2,912	2,594
Total operating expenses	12,736	15,504	38,979	46,932
Net investment income before taxes	21,463	21,840	62,184	61,575
Income taxes, including excise tax expense	350	231	1,001	1,037
Net investment income after taxes	$21,113	$21,609	$61,183	$60,538

Barings Capital Investment Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,462)	$(68)	$(2,795)	$245
Affiliate investments	(2,186)	3	(2,186)	3
Benefit from (provision for) taxes	—	—	—	(36)
Net realized gains (losses) on investments	(4,648)	(65)	(4,981)	212
Foreign currency transactions	202	(124)	428	1,930
Forward currency contracts	(340)	(2,145)	(725)	(2,725)
Net realized gains (losses)	(4,786)	(2,334)	(5,278)	(583)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	679	(5,928)	(15,150)	19,328
Affiliate investments	(695)	803	(1,200)	2,995
Net unrealized appreciation (depreciation) on investments	(16)	(5,125)	(16,350)	22,323
Foreign currency transactions	365	(736)	3,429	(11,948)
Forward currency contracts	720	5,080	2,055	(13,512)
Net unrealized appreciation (depreciation)	1,069	(781)	(10,866)	(3,137)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(3,717)	(3,115)	(16,144)	(3,720)
Net increase in net assets resulting from operations	$17,396	$18,494	$45,039	$56,818
Net investment income per share — basic and diluted	$0.63	$0.68	$1.85	$1.94
Net increase in net assets resulting from operations per share — basic and diluted	$0.52	$0.58	$1.37	$1.82
Dividends / distributions per share:
Total dividends / distributions	$0.62	$0.64	$1.90	$1.92
Weighted average shares outstanding — basic and diluted	33,637,190	31,710,744	33,143,243	31,269,954

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2026	33,524,275	$34	$730,602	$6,051	$736,687
Net investment income	—	—	—	21,113	21,113
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,786)	(4,786)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	1,069	1,069
Dividends / distributions	494,676	—	10,868	(20,785)	(9,917)
Balance, September 30, 2026	34,018,951	$34	$741,470	$2,662	$744,166

Three Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2025	31,611,409	$31	$686,582	$25,447	$712,060
Net investment income	—	—	—	21,609	21,609
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,334)	(2,334)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(781)	(781)
Dividends / distributions	456,939	1	10,294	(20,231)	(9,936)
Balance, September 30, 2025	32,068,348	$32	$696,876	$23,710	$720,618

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2025	32,539,522	$33	$708,655	$20,369	$729,057
Net investment income	—	—	—	61,183	61,183
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(5,278)	(5,278)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,866)	(10,866)
Dividends / distributions	1,479,429	1	32,815	(62,746)	(29,930)
Balance, September 30, 2026	34,018,951	$34	$741,470	$2,662	$744,166

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	30,736,412	$31	$666,803	$26,743	$693,577
Net investment income	—	—	—	60,538	60,538
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(583)	(583)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(3,137)	(3,137)
Dividends / distributions	1,331,936	1	30,073	(59,851)	(29,777)
Balance, September 30, 2025	32,068,348	$32	$696,876	$23,710	$720,618

See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$45,039	$56,818
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(199,217)	(153,734)
Repayments received / sales of portfolio investments	210,911	175,968
Loan origination and other fees received	2,403	2,344
Net realized (gain) loss on investments	4,981	(248)
Net realized (gain) loss on foreign currency transactions	(428)	(1,930)
Net realized (gain) loss on forward currency contracts	725	2,725
Net unrealized (appreciation) depreciation on investments	16,350	(22,323)
Net unrealized (appreciation) depreciation on foreign currency transactions	(3,429)	11,948
Net unrealized (appreciation) depreciation on forward currency contracts	(2,055)	13,512
Payment-in-kind interest / dividends	(9,074)	(10,499)
Amortization of deferred financing fees	1,581	1,574
Accretion of loan origination and other fees	(3,965)	(4,387)
Amortization / accretion of purchased loan premium / discount	(418)	(758)
Payments for derivative contracts	(3,579)	(20,585)
Proceeds from derivative contracts	2,854	17,860
Changes in operating assets and liabilities:
Interest and fees receivable	693	206
Prepaid expenses and other assets	(172)	(301)
Accounts payable and accrued liabilities	(2,046)	(125)
Interest payable	(1,919)	(481)
Net cash provided by (used in) operating activities	59,235	67,584
Cash flows from financing activities:
Borrowings under credit facility	63,862	164,452
Repayments of credit facility	(110,507)	(230,222)
Financing fees paid	—	(26)
Cash dividends / distributions paid	(29,930)	(29,777)
Net cash provided by (used in) financing activities	(76,575)	(95,573)
Net increase (decrease) in cash and foreign currencies	(17,340)	(27,989)
Cash and foreign currencies, beginning of period	40,822	53,842
Cash and foreign currencies, end of period	$23,482	$25,853
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,138	$32,670
Excise taxes paid during the period	$1,475	$1,904
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$32,816	$30,074
See accompanying notes.

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
AFT Fastener Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	07/26	07/32	$3,053	$2,998	$2,997	0.4%	(6)(7)(10)(17)
AFT Fastener Holdings, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	07/26	07/32	—	(5)	(5)	—%	(6)(7)(10)(17)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	11/22	11/28	10,386	10,265	10,297	1.4%	(6)(7)(17)
ATL II MRO Holdings Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	11/22	11/28	—	(20)	(16)	—%	(6)(7)(10)(17)
Balaena Maritime (UK) Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	06/26	06/31	5,071	4,973	4,959	0.7%	(3)(6)(7)(20)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	659	657	659	0.1%	(6)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/22	11/30	11,082	10,942	11,081	1.5%	(6)(7)(17)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.25%, 8.3% Cash	12/22	11/30	89	66	89	—%	(6)(7)(10)(17)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	10/24	09/31	3,408	3,236	3,408	0.5%	(3)(6)(7)(14)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	03/24	03/30	2,002	1,977	2,002	0.3%	(6)(7)(17)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	03/24	03/30	75	71	75	—%	(6)(7)(10)(17)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	02/26	03/33	501	491	501	0.1%	(3)(6)(7)(14)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	03/21	11/27	452	463	452	0.1%	(3)(6)(7)(14)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 9.1% Cash	03/21	11/26	771	798	771	0.1%	(3)(6)(7)(14)
Sisu Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/20	12/28	4,865	4,859	4,836	0.6%	(6)(7)(17)
Surface Finishing Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	1,424	1,404	1,445	0.2%	(6)(7)(10)(18)
Surface Finishing Technologies Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	—	(3)	—	—%	(6)(7)(10)(18)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash, 2.0% PIK	02/21	02/27	13,924	13,907	12,809	1.7%	(6)(7)(17)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/23	09/31	6,117	6,000	6,076	0.8%	(6)(7)(17)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 9.1% Cash	02/23	09/31	509	494	503	0.1%	(6)(7)(10)(17)
Subtotal Aerospace & Defense (8.5%)*					64,388	63,573	62,939
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.9% Cash	07/22	07/30	2,273	2,223	2,148	0.3%	(6)(7)(17)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/22	03/29	1,633	1,624	1,633	0.2%	(6)(7)(17)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.2% Cash	03/22	03/28	78	75	78	—%	(6)(7)(10)(17)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	11/22	11/29	12,786	12,622	12,691	1.7%	(6)(7)(16)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.9% Cash	11/22	11/29	455	444	444	0.1%	(6)(7)(10)(16)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/25	11/31	1,299	1,275	1,280	0.2%	(6)(7)(10)(17)
Recon Buyer LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/25	11/31	—	(2)	(2)	—%	(6)(7)(10)(17)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/24	07/30	3,825	3,767	3,609	0.5%	(6)(7)(10)(17)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	07/24	07/30	149	141	118	—%	(6)(7)(10)(17)
Subtotal Automotive (3.0%)*					22,498	22,169	21,999

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 6.75%, 10.5% PIK	05/25	05/32	$2,826	$2,788	$2,577	0.3%	(3)(6)(20)
Alpha Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	07/26	07/33	824	805	804	0.1%	(6)(7)(10)(17)
Alpha Holdings LLC	Revolver	SOFR + 4.75%, 8.8% Cash	07/26	07/33	—	(4)	(4)	—%	(6)(7)(10)(17)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	07/25	07/31	2,354	2,334	2,335	0.3%	(6)(7)(16)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	03/32	715	671	705	0.1%	(3)(6)(7)(10)(21)
Constellation Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	09/26	09/33	821	805	805	0.1%	(3)(6)(7)(10)(17)
Constellation Bidco Limited	Revolver	SOFR + 5.50%, 9.4% Cash	09/26	03/27	—	(1)	(1)	—%	(3)(6)(7)(10)(17)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.4% Cash	12/25	11/30	2,232	2,191	2,199	0.3%	(6)(7)(10)(16)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.4% Cash	12/25	12/30	169	166	167	—%	(6)(7)(10)(16)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	01/26	01/31	1,965	1,931	1,928	0.3%	(6)(7)(10)(16)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	01/26	01/31	—	(2)	(2)	—%	(6)(7)(10)(16)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.30%, 6.9% Cash	11/23	12/31	5,434	5,105	5,339	0.7%	(3)(6)(7)(15)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	01/26	01/33	921	901	904	0.1%	(6)(7)(10)(17)
Forge Borrower, LLC	Revolver	SOFR + 4.25%, 8.3% Cash	01/26	01/33	—	(2)	(2)	—%	(6)(7)(10)(17)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.3% Cash	10/23	09/30	2,647	2,427	2,546	0.3%	(3)(6)(7)(15)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/26	07/33	265	261	261	—%	(3)(6)(7)(17)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	07/26	07/33	246	245	242	—%	(3)(6)(7)(14)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	07/26	07/33	171	164	163	—%	(3)(6)(7)(10)(20)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	07/25	04/28	644	634	633	0.1%	(6)(7)(10)(17)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.30%, 7.9% Cash	05/21	05/30	2,158	2,233	2,115	0.3%	(3)(6)(7)(10)(14)
Kite Topco Ltd	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	05/26	05/33	1,229	1,224	1,210	0.2%	(3)(6)(7)(10)(21)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.93%, 9.7% Cash	03/26	03/32	2,426	2,416	2,406	0.3%	(3)(6)(7)(21)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/25	08/31	2,464	2,433	2,444	0.3%	(6)(7)(17)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	10/25	10/31	1,499	1,476	1,499	0.2%	(6)(7)(10)(17)
OSP AFS Buyer, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	10/25	10/31	—	(3)	—	—%	(6)(7)(10)(17)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/25	04/32	1,888	1,869	1,701	0.2%	(6)(7)(10)(17)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	04/25	04/32	56	52	14	—%	(6)(7)(10)(17)
Petrus Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	09/26	10/29	1,269	1,239	1,239	0.2%	(6)(7)(10)(16)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	06/21	12/30	2,400	2,238	2,400	0.3%	(3)(6)(7)(10)(14)
Quantios Management Services Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	08/26	07/33	913	911	898	0.1%	(3)(6)(7)(10)(20)
Quantios Management Services Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	08/26	07/33	463	456	456	0.1%	(3)(6)(7)(17)
Quantios Management Services Limited	Revolver	SONIA + 5.00%, 8.7% Cash	08/26	07/33	—	(1)	(4)	—%	(3)(6)(7)(10)(20)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	01/26	01/32	2,045	2,027	2,045	0.3%	(6)(7)(16)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.50%, 8.4% Cash	01/26	01/32	—	(4)	—	—%	(6)(7)(10)(16)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	10/21	12/29	$5,887	$5,852	$5,828	0.8%	(6)(7)(17)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 5.00%, 8.9% Cash	10/21	12/29	—	(4)	(10)	—%	(6)(7)(10)(17)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	10/24	10/31	4,283	4,253	4,267	0.6%	(6)(7)(10)(16)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	10/24	10/31	205	202	203	—%	(6)(7)(10)(16)
West-NR Acquisitionco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/23	12/27	1,964	1,952	1,945	0.3%	(6)(7)(17)
Zest Bidco GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	07/26	07/33	638	627	623	0.1%	(3)(6)(7)(10)(15)
Subtotal Banking, Finance, Insurance, & Real Estate (7.1%)*					54,021	52,867	52,878
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.9% Cash	04/25	04/29	6,567	6,478	6,567	0.9%	(6)(7)(17)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 14.0% PIK	02/24	04/29	5,415	5,382	5,415	0.7%	(6)(7)(17)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.0% PIK	02/24	04/29	2,669	2,620	2,669	0.4%	(6)(7)(17)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.0% PIK	02/24	04/29	958	958	958	0.1%	(6)(7)(17)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.0% PIK	02/24	04/29	754	754	754	0.1%	(6)(7)(17)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/25	12/32	1,389	1,373	1,340	0.2%	(6)(7)(10)(17)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/25	12/32	69	67	61	—%	(6)(7)(10)(17)
L.A. Specialty Produce Co., LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/26	04/33	1,768	1,747	1,749	0.2%	(6)(7)(10)(17)
L.A. Specialty Produce Co., LLC	Revolver	SOFR + 4.50%, 8.6% Cash	04/26	04/33	—	(3)	(2)	—%	(6)(7)(10)(17)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	12/21	12/28	2,356	2,281	2,356	0.3%	(3)(6)(7)(14)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	3,557	3,540	3,533	0.5%	(6)(7)(17)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	225	220	217	—%	(6)(7)(10)(17)
Subtotal Beverage, Food, & Tobacco (3.4%)*					25,727	25,417	25,617
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/30	846	794	786	0.1%	(6)(7)(10)(17)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	11/23	11/30	651	641	651	0.1%	(6)(7)(17)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.5% Cash	11/23	11/30	—	(2)	—	—%	(6)(7)(10)(17)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.1% Cash	07/22	07/29	2,612	2,346	2,612	0.4%	(3)(6)(7)(14)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% PIK	03/23	07/29	10,253	9,954	6,402	0.9%	(6)(7)(8)(17)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	11/21	11/28	1,995	1,985	1,995	0.3%	(3)(6)(7)(17)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	03/25	03/31	2,045	2,028	2,024	0.3%	(6)(7)(17)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.25%, 8.3% Cash	03/25	03/31	77	73	71	—%	(6)(7)(10)(17)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/25	11/32	450	443	445	0.1%	(6)(7)(10)(17)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	11/25	11/32	35	34	34	—%	(6)(7)(10)(17)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	12/21	12/27	1,596	1,589	1,596	0.2%	(6)(7)(17)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.4% Cash	12/21	12/27	—	(3)	—	—%	(6)(7)(10)(17)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.65%, 5.7% Cash, 4.6% PIK	07/23	07/29	3,835	3,788	3,156	0.4%	(6)(7)(17)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.65%, 5.7% Cash, 4.6% PIK	07/23	07/29	$345	$336	$224	—%	(6)(7)(10)(17)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	3,202	3,175	3,192	0.4%	(6)(7)(10)(18)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(5)	(2)	—%	(6)(7)(10)(18)
Tallman Equipment Co., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	06/26	06/32	1,618	1,592	1,593	0.2%	(6)(7)(10)(17)
Tallman Equipment Co., Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	06/26	06/32	—	(3)	(3)	—%	(6)(7)(10)(17)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	11/24	11/30	4,359	4,315	4,319	0.6%	(6)(7)(17)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.1% Cash	11/24	11/30	87	84	82	—%	(6)(7)(10)(17)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/21	12/27	4,049	4,032	4,033	0.5%	(6)(7)(17)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/21	12/27	—	(3)	(3)	—%	(6)(7)(10)(17)
Subtotal Capital Equipment (4.5%)*					38,055	37,193	33,207
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	04/23	04/29	1,859	1,837	1,843	0.2%	(6)(7)(16)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 9.3% Cash	04/23	04/29	—	(5)	(4)	—%	(6)(7)(10)(16)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 10.0% Cash	11/21	11/28	897	919	893	0.1%	(3)(6)(7)(22)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 8.0% Cash	11/21	11/28	8,469	8,142	8,435	1.1%	(3)(6)(7)(15)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.2% Cash	11/21	11/28	1,090	1,090	1,085	0.1%	(3)(6)(7)(17)
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.1% Cash	12/23	12/28	3,489	3,489	3,431	0.5%	(6)(7)(17)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	2,920	2,869	2,871	0.4%	(6)(7)(17)
Subtotal Chemicals, Plastics, & Rubber (2.5%)*					18,724	18,341	18,554
Construction & Building
AMP Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	04/26	04/33	2,205	2,194	2,195	0.3%	(6)(7)(17)
AMP Purchaser, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	04/26	04/33	—	(1)	(1)	—%	(6)(7)(10)(17)
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/25	10/30	2,055	2,034	2,052	0.3%	(6)(7)(10)(17)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/25	10/29	—	—	—	—%	(6)(7)(10)(17)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	08/24	08/30	3,391	3,371	3,355	0.5%	(6)(7)(16)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.4% Cash	08/24	08/30	—	(7)	(13)	—%	(6)(7)(10)(16)
CTA Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	08/26	01/31	2,778	2,738	2,738	0.4%	(6)(7)(10)(16)
CTA Inc.	Revolver	SOFR + 4.75%, 8.7% Cash	08/26	01/31	—	(9)	(9)	—%	(6)(7)(10)(16)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/26	12/29	2,736	2,736	2,736	0.4%	(6)(7)(17)
EMI Porta Holdco LLC	Revolver	SOFR + 5.50%, 9.2% Cash	05/26	11/29	—	—	—	—%	(6)(7)(10)(17)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/25	09/31	2,090	2,066	2,072	0.3%	(6)(7)(10)(17)
GMES LLC	Revolver	SOFR + 5.25%, 9.3% Cash	09/25	09/31	51	48	49	—%	(6)(7)(10)(17)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	05/25	09/27	1,857	1,849	1,857	0.2%	(6)(7)(10)(17)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 9.1% Cash	05/25	09/27	—	(1)	—	—%	(6)(7)(10)(17)
Subtotal Construction & Building (2.3%)*					17,163	17,018	17,031
Consumer goods: Durable
BCTS Parent, LLC	First Lien Senior Secured Term Loan	CORRA + 4.75%, 7.3% Cash	04/26	12/31	1,316	1,322	1,298	0.2%	(3)(6)(7)(10)(24)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BCTS Parent, LLC	Revolver	CORRA + 4.75%, 7.3% Cash	04/26	12/31	$84	$83	$82	—%	(3)(6)(7)(10)(24)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	06/27	5,545	5,528	5,489	0.7%	(6)(7)(10)(17)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	06/27	—	(1)	(4)	—%	(6)(7)(10)(17)
Main Line Commercial Pools LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/26	04/33	409	399	406	0.1%	(6)(7)(10)(17)
Main Line Commercial Pools LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/26	04/33	—	(1)	—	—%	(6)(7)(10)(17)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	03/25	03/29	2,187	2,173	2,172	0.3%	(6)(7)(17)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.6% Cash	03/25	03/29	—	(2)	(2)	—%	(6)(7)(10)(17)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/28	7,121	7,088	7,121	1.0%	(6)(7)(17)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% PIK	05/23	05/28	812	803	634	0.1%	(6)(8)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	8,574	8,528	8,255	1.1%	(3)(6)(7)(21)
Vista Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	05/26	05/33	4,041	3,999	4,003	0.5%	(6)(7)(10)(16)
Vista Acquisition, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	05/26	04/33	—	(4)	(4)	—%	(6)(7)(10)(16)
Subtotal Consumer goods: Durable (4.0%)*					30,089	29,915	29,450
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	02/21	02/28	2,385	2,462	2,344	0.3%	(3)(6)(7)(15)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/24	02/30	3,520	3,469	3,509	0.5%	(6)(7)(10)(17)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	02/24	02/30	101	94	100	—%	(6)(7)(10)(17)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 11.00%, 14.7% Cash	04/24	04/29	1,100	997	1,030	0.1%	(3)(6)(7)(10)(21)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	01/24	01/30	2,140	2,114	2,095	0.3%	(6)(7)(17)
Ice House America, L.L.C.	Revolver	SOFR + 5.75%, 9.5% Cash	01/24	01/30	45	42	40	—%	(6)(7)(10)(17)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	12/20	12/28	5,599	5,567	5,599	0.8%	(6)(7)(17)
Subtotal Consumer goods: Non-durable (2.0%)*					14,890	14,745	14,717
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/25	10/31	1,618	1,600	1,604	0.2%	(6)(7)(10)(17)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	10/25	10/31	30	27	27	—%	(6)(7)(10)(17)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash	06/24	06/29	1,044	1,030	1,028	0.1%	(6)(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	05/22	05/30	7,143	7,066	7,107	1.0%	(6)(7)(17)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	09/24	09/30	1,147	1,141	1,147	0.2%	(6)(7)(17)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	2,337	2,347	2,337	0.3%	(6)(7)(19)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.6% Cash	09/24	09/30	—	(2)	—	—%	(6)(7)(10)(17)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(3)	—	—%	(6)(7)(10)(19)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/25	03/31	1,813	1,797	1,728	0.2%	(6)(7)(17)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.8% Cash	03/25	03/31	588	582	574	0.1%	(6)(7)(10)(17)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 8.2% Cash	06/21	06/28	7,036	7,323	6,762	0.9%	(3)(6)(7)(14)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	03/22	03/28	7,033	6,985	6,800	0.9%	(6)(7)(16)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	05/23	03/28	1,990	1,969	1,930	0.3%	(6)(7)(16)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.8% Cash	03/22	03/28	$65	$62	$44	—%	(6)(7)(10)(16)
Subtotal Containers, Packaging, & Glass (4.2%)*					31,844	31,924	31,088
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	10/22	10/28	6,320	6,243	6,308	0.8%	(6)(7)(17)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.1% Cash	10/22	10/28	—	(5)	(2)	—%	(6)(7)(10)(17)
Subtotal Energy: Electricity (0.8%)*					6,320	6,238	6,306
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/25	11/31	474	466	476	0.1%	(3)(6)(7)(17)
Encore Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/26	08/32	5,117	5,041	5,040	0.7%	(6)(7)(10)(17)
Encore Buyer, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	07/26	08/32	—	(16)	(16)	—%	(6)(7)(10)(17)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.5% Cash	12/24	12/30	4,226	4,190	4,226	0.6%	(6)(7)(17)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.5% Cash	12/24	12/30	—	(6)	—	—%	(6)(7)(10)(17)
Subtotal Environmental Industries (1.3%)*					9,817	9,675	9,726
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	1.6% Cash, 12.6% PIK	11/22	09/29	8,656	7,125	5,521	0.7%	(3)(6)(11)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	192	189	200	—%	(3)(6)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	2,060	1,859	2,019	0.3%	(3)(6)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	11/21	11/28	338	318	332	—%	(3)(6)(7)(14)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	2,013	1,986	1,973	0.3%	(3)(6)(7)(21)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.0% Cash	11/21	11/27	1,263	1,278	1,263	0.2%	(3)(6)(7)(10)(22)
Cadence, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/26	08/32	3,125	3,083	3,082	0.4%	(6)(7)(10)(17)
Cadence, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	08/26	08/32	—	(7)	(7)	—%	(6)(7)(10)(17)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	2,061	1,782	62	—%	(3)(6)(7)(8)(24)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/21	10/28	3,104	3,026	3,052	0.4%	(3)(6)(7)(15)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.5% Cash	10/21	10/28	2,699	2,507	2,677	0.4%	(3)(6)(7)(15)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	03/33	1,485	1,465	1,467	0.2%	(6)(7)(10)(18)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	03/33	—	(3)	(3)	—%	(6)(7)(10)(18)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	11/24	11/31	1,999	1,810	1,999	0.3%	(3)(6)(7)(14)
EB Development	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	06/26	11/31	849	849	849	0.1%	(3)(6)(7)(17)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.7% Cash	01/23	01/29	1,730	1,631	1,730	0.2%	(3)(6)(7)(14)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	03/22	03/29	5,308	5,088	4,836	0.6%	(3)(6)(7)(15)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/24	03/30	6,022	5,962	5,636	0.8%	(6)(7)(17)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.0% Cash	03/24	03/30	—	(4)	(19)	—%	(6)(7)(10)(17)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	08/24	08/30	611	607	607	0.1%	(6)(7)(17)
GCDL LLC	Revolver	SOFR + 6.00%, 10.1% Cash	08/24	08/30	—	(1)	(1)	—%	(6)(7)(10)(17)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.2% Cash	08/25	08/31	711	636	696	0.1%	(3)(6)(7)(10)(22)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	$581	$565	$—	—%	(3)(6)(8)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% PIK	06/22	06/29	489	444	—	—%	(3)(6)(7)(8)(13)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 7.2% Cash	10/22	10/29	1,114	1,106	1,071	0.1%	(3)(6)(7)(10)(14)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.8% Cash	09/22	09/28	890	821	880	0.1%	(3)(6)(7)(10)(22)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	6,065	6,033	5,725	0.8%	(6)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	08/23	08/29	2,903	2,862	2,903	0.4%	(6)(7)(16)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.4% Cash	08/23	08/29	—	(11)	—	—%	(6)(7)(10)(16)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash, 1.0% PIK	03/21	09/27	4,503	4,442	3,747	0.5%	(6)(7)(18)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.75%, 7.7% Cash	07/25	08/30	2,206	2,630	2,173	0.3%	(3)(6)(7)(26)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	911	880	893	0.1%	(3)(6)(7)(10)(15)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	12/21	12/28	4,265	4,155	3,950	0.5%	(3)(6)(7)(15)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,706	1,669	1,459	0.2%	(3)(6)
Matrix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/26	04/32	807	797	798	0.1%	(6)(7)(10)(17)
Matrix Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	04/26	04/32	24	22	22	—%	(6)(7)(10)(17)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.45%, 9.2% Cash	07/23	07/30	2,261	2,197	2,261	0.3%	(3)(6)(7)(10)(20)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.6% Cash	03/22	03/28	7,259	7,460	7,259	1.0%	(3)(6)(7)(22)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.20%, 7.8% Cash	09/22	10/29	2,314	2,012	2,314	0.3%	(3)(6)(7)(10)(14)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	1,965	1,932	2,303	0.3%	(3)(6)(7)(16)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.70%, 9.4% Cash	06/21	06/28	1,410	1,483	1,319	0.2%	(3)(6)(7)(21)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.9% Cash	10/23	10/29	499	494	495	0.1%	(6)(7)(16)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	02/26	02/32	749	744	728	0.1%	(3)(6)(7)(10)(22)
Pulse Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	09/26	07/33	453	446	439	0.1%	(3)(6)(7)(10)(14)
Pulse Holding GmbH	Revolver	EURIBOR + 5.00%, 7.7% Cash	09/26	03/27	—	—	—	—%	(3)(6)(7)(10)(14)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.1% Cash	06/22	07/29	4,562	4,386	4,512	0.6%	(3)(6)(7)(14)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	06/22	07/29	1,882	1,785	1,862	0.3%	(3)(6)(7)(27)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	12/25	12/32	2,092	2,072	2,092	0.3%	(6)(7)(10)(17)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	12/25	12/32	—	(2)	—	—%	(6)(7)(10)(17)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	2,247	2,224	2,247	0.3%	(6)(7)(17)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	85	83	85	—%	(6)(7)(10)(17)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	1,268	1,246	1,244	0.2%	(3)(6)(7)(10)(20)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.2% Cash	11/23	11/30	1,018	942	997	0.1%	(3)(6)(7)(21)
Surgical Precision Instruments GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	09/26	09/33	777	781	763	0.1%	(3)(6)(7)(10)(14)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/25	04/32	1,894	1,887	1,894	0.3%	(6)(7)(10)(17)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	04/25	04/32	—	(1)	—	—%	(6)(7)(10)(17)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	06/25	06/32	$682	$670	$673	0.1%	(6)(7)(10)(17)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 8.3% Cash	06/25	06/32	—	(2)	(2)	—%	(6)(10)(17)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	845	837	842	0.1%	(6)
UNA 658 Equity Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	06/26	05/33	586	591	577	0.1%	(3)(6)(7)(10)(14)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.3% Cash	06/22	06/29	1,054	960	1,054	0.1%	(3)(6)(7)(21)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 7.5% Cash	03/23	03/30	2,645	2,485	2,645	0.4%	(3)(6)(7)(14)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	06/25	06/31	1,451	1,426	1,386	0.2%	(6)(7)(10)(16)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	06/25	06/31	—	(4)	(10)	—%	(6)(7)(10)(16)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash, 4.4% PIK	03/25	04/30	14,213	13,811	13,815	1.9%	(6)(7)(17)
VPP Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/26	05/30	4,304	4,258	4,256	0.6%	(6)(7)(10)(17)
VPP Intermediate Holdings, LLC	Revolver	SOFR + 5.50%, 9.3% Cash	07/26	05/30	—	(2)	(2)	—%	(6)(7)(10)(17)
Subtotal Healthcare & Pharmaceuticals (16.1%)*					129,205	124,802	119,640
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/25	12/32	1,857	1,849	1,850	0.2%	(6)(7)(17)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/25	12/32	—	(3)	(2)	—%	(6)(7)(10)(17)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.92%, 9.0% Cash	07/22	07/29	1,074	973	1,023	0.1%	(3)(6)(7)(15)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.92%, 9.8% Cash	07/22	07/29	69	68	66	—%	(3)(6)(7)(18)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.92%, 9.6% Cash	07/22	07/29	761	677	724	0.1%	(3)(6)(7)(20)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	403	352	373	0.1%	(3)(6)
Argus Bidco Limited	Subordinated Loan	24.0% Cash	04/26	03/33	8	8	8	—%	(3)(6)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	2,394	2,372	2,377	0.3%	(6)(7)(16)
Bitly, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(1)	(1)	—%	(6)(7)(10)(16)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	05/25	05/31	868	856	868	0.1%	(6)(7)(17)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.1% Cash	05/25	05/31	—	(1)	—	—%	(6)(7)(10)(17)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.6% Cash	10/22	10/29	1,058	918	1,058	0.1%	(3)(6)(7)(14)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	01/21	07/27	7,658	7,631	7,658	1.0%	(6)(7)(17)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/25	02/32	5,919	5,859	5,881	0.8%	(6)(7)(10)(17)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.8% Cash	02/25	02/32	—	(5)	(4)	—%	(6)(7)(10)(17)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/25	08/32	1,965	1,947	1,952	0.3%	(6)(7)(10)(17)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	08/25	08/32	—	(4)	(3)	—%	(6)(7)(10)(17)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash, 1.0% PIK	12/22	12/29	467	302	411	0.1%	(3)(6)(7)(15)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 1.0% PIK	12/22	12/29	237	151	208	—%	(3)(6)(7)(17)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash, 1.0% PIK	12/22	12/29	749	460	659	0.1%	(3)(6)(7)(21)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	07/26	07/33	$86	$87	$86	—%	(3)(6)(7)(14)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.1% PIK	10/25	12/29	2,746	1,027	—	—%	(3)(6)(7)(8)(14)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	01/26	01/33	78	79	77	—%	(3)(6)(7)(14)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	01/26	01/33	673	665	666	0.1%	(3)(6)(7)(10)(17)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.8% Cash	01/26	01/33	—	(1)	(1)	—%	(3)(6)(7)(10)(17)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.3% Cash	04/25	04/32	282	286	278	—%	(3)(6)(7)(25)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.8% PIK	04/25	04/32	174	167	172	—%	(3)(6)(15)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	04/25	04/32	500	479	493	0.1%	(3)(6)(7)(10)(15)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	03/26	04/32	—	(5)	(4)	—%	(3)(6)(7)(10)(15)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.8% PIK	03/26	04/32	44	44	44	—%	(3)(6)(7)(15)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	04/25	08/31	6,707	6,707	6,707	0.9%	(6)(7)(16)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	3,795	3,763	3,704	0.5%	(6)(7)(10)(18)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(3)	(8)	—%	(6)(7)(10)(18)
Immix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/26	09/32	4,032	3,982	3,982	0.5%	(6)(7)(17)
Immix Buyer, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	09/26	09/32	—	(12)	(12)	—%	(6)(7)(10)(17)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	02/26	02/33	230	237	228	—%	(3)(6)(7)(14)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	542	544	536	0.1%	(3)(6)(7)(10)(20)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/25	11/32	1,092	1,074	1,078	0.1%	(3)(6)(7)(17)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	378	365	365	—%	(3)(6)(7)(10)(20)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/23	09/29	3,948	3,887	3,948	0.5%	(6)(7)(10)(17)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/23	09/29	—	(5)	—	—%	(6)(7)(10)(17)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 5.60%, 8.3% Cash	01/23	01/30	2,205	2,077	2,205	0.3%	(3)(6)(7)(15)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 9.0% Cash	01/23	01/30	511	467	511	0.1%	(3)(6)(7)(15)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/23	11/30	2,198	2,191	2,197	0.3%	(6)(7)(17)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	11/23	11/29	—	(1)	—	—%	(6)(7)(10)(17)
ORTEC International Newco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	12/23	12/30	1,038	981	1,038	0.1%	(3)(6)(7)(14)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/29	6,682	6,645	6,615	0.9%	(6)(7)(17)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/29	218	215	212	—%	(6)(7)(10)(17)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	10/25	10/31	847	836	818	0.1%	(6)(7)(16)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	10/25	10/31	—	(2)	(5)	—%	(6)(7)(10)(16)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	08/21	10/32	12,242	12,173	12,132	1.6%	(6)(7)(17)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	11/24	11/31	3,816	3,801	3,768	0.5%	(6)(7)(17)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	04/26	11/31	192	177	178	—%	(6)(7)(10)(17)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	11/24	11/31	—	(2)	(1)	—%	(6)(7)(10)(17)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/22	03/28	$1,416	$1,408	$1,409	0.2%	(6)(7)(17)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	03/22	03/28	—	(1)	(2)	—%	(6)(7)(10)(17)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	32	—%	(6)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	09/24	09/30	7,600	7,527	7,505	1.0%	(6)(7)(17)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	09/24	09/30	310	291	284	—%	(6)(7)(10)(17)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	05/22	05/29	928	856	926	0.1%	(3)(6)(7)(14)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/22	05/29	1,411	1,400	1,407	0.2%	(3)(6)(7)(17)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	8,916	8,847	8,774	1.2%	(6)(7)(17)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	—	(7)	(15)	—%	(6)(7)(10)(17)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	05/22	05/29	4,127	3,849	4,114	0.6%	(3)(6)(7)(15)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	05/22	05/29	508	508	507	0.1%	(3)(6)(7)(18)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 8.0% Cash	05/22	05/29	548	532	546	0.1%	(3)(6)(7)(14)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.0% Cash, 2.5% PIK	07/23	07/30	2,078	1,969	1,769	0.2%	(3)(6)(7)(14)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	04/30	2,394	2,363	730	0.1%	(7)(17)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.6% Cash	04/26	04/30	517	413	505	0.1%	(7)(17)
Stage 3 Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	06/26	06/32	1,471	1,444	1,446	0.2%	(6)(7)(10)(17)
Stage 3 Holdco LLC	Revolver	SOFR + 5.50%, 9.6% Cash	06/26	06/32	—	(3)	(3)	—%	(6)(7)(10)(17)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/25	10/32	1,609	1,586	1,609	0.2%	(6)(7)(10)(16)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/32	77	73	77	—%	(6)(7)(10)(16)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	10/23	10/30	1,132	1,113	1,132	0.2%	(3)(6)(7)(17)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash, 1.3% PIK	07/25	07/32	968	972	958	0.1%	(3)(6)(7)(15)
Subtotal High Tech Industries (14.9%)*					116,785	112,506	110,823
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	11/25	05/31	441	441	441	0.1%	(3)(6)(7)(18)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.2% Cash	05/25	05/31	564	562	564	0.1%	(3)(6)(7)(21)
Subtotal Hotel, Gaming, & Leisure (0.1%)*					1,005	1,003	1,005
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	07/22	07/28	5,392	5,376	5,382	0.7%	(6)(7)(16)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	07/22	07/28	—	(2)	(1)	—%	(6)(7)(10)(16)
Salsify Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/26	07/32	3,730	3,675	3,674	0.5%	(6)(7)(17)
Salsify Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/26	07/32	—	(9)	(9)	—%	(6)(7)(10)(17)
Salsify Inc.	Revolver	SOFR + 5.50%, 9.3%Cash	09/26	07/28	203	193	193	—%	(6)(7)(10)(17)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.05%, 8.8% Cash	12/21	05/30	2,202	2,191	2,173	0.3%	(6)(7)(17)
Superjet Buyer, LLC	Revolver	SOFR + 5.05%, 8.8% Cash	12/21	05/30	—	(4)	(12)	—%	(6)(7)(10)(17)
Subtotal Media: Advertising, Printing, & Publishing (1.5%)*					11,527	11,420	11,400

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	08/20	10/26	$5,031	$5,031	$4,971	0.7%	(6)(7)(16)
Sixty-Five Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 7.75%, 10.2% Cash	07/26	07/32	2,785	2,720	2,715	0.4%	(3)(6)(7)(14)
Sixty-Five Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.75%, 11.5% Cash	07/26	07/32	1,851	1,808	1,805	0.2%	(3)(6)(7)(20)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/24	04/29	3,530	3,530	3,248	0.4%	(7)(17)
Subtotal Media: Broadcasting & Subscription (1.7%)*					13,197	13,089	12,739
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	10/21	10/28	3,859	3,851	3,859	0.5%	(6)(7)(16)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.3% Cash	10/21	10/28	310	309	310	—%	(6)(7)(10)(16)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	04/22	04/29	239	223	227	—%	(3)(6)(7)(14)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,696	1,648	1,613	0.2%	(3)(6)(7)(21)
London Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	06/26	06/33	1,915	1,894	1,895	0.3%	(6)(7)(10)(17)
London Buyer, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	06/26	06/33	—	(4)	(3)	—%	(6)(7)(10)(17)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.3% Cash	11/20	04/29	1,948	1,879	1,627	0.2%	(3)(6)(7)(21)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/23	09/29	3,647	3,584	3,647	0.5%	(6)(7)(17)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.3% Cash	09/23	09/29	—	(9)	—	—%	(6)(7)(10)(17)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	04/25	04/30	5,145	5,067	5,072	0.7%	(6)(7)(17)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	04/25	04/30	—	(9)	(9)	—%	(6)(7)(10)(17)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.3% Cash	04/25	04/30	4,778	4,630	4,641	0.6%	(6)(7)(17)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	12/22	11/29	13,089	12,910	12,749	1.7%	(6)(7)(17)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.1% Cash	12/22	12/28	499	487	468	0.1%	(6)(7)(10)(17)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	06/21	06/30	11,505	11,439	11,446	1.5%	(6)(7)(18)
Subtotal Media: Diversified & Production (6.4%)*					48,630	47,899	47,542
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	08/25	08/32	1,698	1,681	1,686	0.2%	(6)(7)(10)(17)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	08/25	08/32	167	163	164	—%	(6)(7)(10)(17)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	01/25	01/31	2,328	2,303	2,328	0.3%	(6)(7)(10)(16)
Accelevation LLC	Revolver	SOFR + 5.00%, 8.7% Cash	01/25	01/31	—	(6)	—	—%	(6)(7)(10)(16)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	3,526	3,231	529	0.1%	(3)(6)(7)(8)(14)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.6% Cash	05/23	05/30	2,298	2,202	2,287	0.3%	(3)(6)(7)(10)(14)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	03/23	03/30	5,329	4,954	5,329	0.7%	(3)(6)(7)(15)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	11/25	11/31	3,006	2,971	2,964	0.4%	(6)(7)(10)(17)
ARC Interco Purchaser, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	11/25	11/31	—	(3)	(5)	—%	(6)(7)(10)(17)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	11/24	11/31	634	594	622	0.1%	(3)(6)(7)(10)(14)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.2% Cash, 3.1% PIK	04/26	12/32	2,141	2,126	2,127	0.3%	(6)(7)(16)
AWP Group Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	04/26	12/32	111	108	109	—%	(6)(7)(10)(16)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	11/21	11/27	$3,134	$3,120	$3,134	0.4%	(6)(7)(16)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.2% Cash	11/21	11/27	—	(1)	—	—%	(6)(7)(10)(16)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,488	1,482	1,488	0.2%	(6)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	2,228	2,203	2,210	0.3%	(6)(7)(16)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(3)	(2)	—%	(6)(7)(10)(16)
BNI Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.7% Cash	07/26	08/33	4,049	4,041	3,989	0.5%	(6)(7)(14)
BNI Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	07/26	08/33	58	55	55	—%	(6)(7)(10)(17)
BNI Intermediate Holdings, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	07/26	08/33	—	(10)	(10)	—%	(6)(7)(10)(17)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	08/21	08/29	7,832	7,808	7,807	1.0%	(6)(7)(17)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.8% Cash, 5.0% PIK	12/20	12/28	2,645	2,653	2,406	0.3%	(3)(6)(7)(21)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/25	12/32	508	501	503	0.1%	(6)(7)(10)(17)
Broadway Buyer, LLC	Revolver	SOFR + 4.25%, 8.3% Cash	12/25	12/32	19	18	18	—%	(6)(7)(10)(17)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/24	09/30	13,286	13,214	13,119	1.8%	(6)(7)(17)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/24	09/30	—	(8)	(19)	—%	(6)(7)(10)(17)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	5,705	5,669	5,705	0.8%	(6)(7)(17)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(8)	—	—%	(6)(7)(10)(17)
Cherry Bekaert Advisory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/26	06/30	1,558	1,528	1,539	0.2%	(6)(7)(10)(17)
Cherry Bekaert Advisory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/26	06/30	1,546	1,524	1,524	0.2%	(6)(7)(17)
Cherry Bekaert Advisory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	06/26	06/30	—	(3)	(5)	—%	(6)(7)(10)(17)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/25	08/31	2,033	2,012	2,018	0.3%	(6)(7)(17)
CloudOne Digital Corp.	Revolver	SOFR + 4.75%, 8.5% Cash	08/25	08/31	—	(5)	(3)	—%	(6)(7)(10)(17)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	04/22	12/29	6,510	6,471	6,328	0.9%	(6)(7)(17)
Comply365, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	04/22	12/29	241	238	225	—%	(6)(7)(10)(17)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	09/21	09/28	12,342	12,446	12,007	1.6%	(3)(6)(7)(10)(15)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	11/22	09/28	4,551	4,499	4,551	0.6%	(6)(7)(16)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.9% Cash	11/22	09/28	—	(3)	—	—%	(6)(7)(10)(16)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	06/22	06/28	1,000	995	1,000	0.1%	(3)(6)(7)(16)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	748	736	743	0.1%	(6)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	741	729	729	0.1%	(6)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,730	1,840	1,589	0.2%	(3)(6)(7)(22)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	03/25	03/32	2,598	2,569	2,563	0.3%	(6)(7)(10)(17)
Expert Institute Group Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	03/25	03/32	—	(4)	(5)	—%	(6)(7)(10)(18)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.85%, 7.3% Cash	07/22	07/29	1,058	942	1,058	0.1%	(3)(6)(7)(14)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	10/22	10/29	$5,356	$4,577	$4,890	0.7%	(3)(6)(7)(14)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	03/25	03/30	1,894	1,871	1,871	0.3%	(6)(7)(10)(17)
HS Advisory Buyer LLC	Revolver	SOFR + 5.00%, 9.1% Cash	03/25	03/30	93	91	91	—%	(6)(7)(10)(17)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	766	735	755	0.1%	(3)(6)(7)(10)(20)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/24	12/29	5,333	5,306	5,279	0.7%	(6)(7)(10)(17)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	09/24	12/29	455	451	448	0.1%	(6)(7)(10)(17)
IMS Services Enterprises, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/26	04/33	1,906	1,885	1,888	0.3%	(6)(7)(10)(18)
IMS Services Enterprises, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	04/26	04/33	39	36	37	—%	(6)(7)(10)(18)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	11/21	11/28	2,762	2,724	2,729	0.4%	(3)(6)(7)(15)
Integrated Precision Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/26	05/32	3,448	3,407	3,410	0.5%	(6)(7)(10)(16)
Integrated Precision Systems, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	05/26	05/32	185	179	180	—%	(6)(7)(10)(16)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.5% Cash	08/22	08/29	1,795	1,657	1,719	0.2%	(3)(6)(7)(14)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.7% Cash	10/22	10/29	5,669	4,873	5,669	0.8%	(3)(6)(7)(14)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	02/22	02/30	10,515	10,468	10,476	1.4%	(6)(7)(17)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	02/22	02/30	—	(7)	(7)	—%	(6)(7)(10)(17)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	08/25	09/31	2,260	2,231	2,169	0.3%	(6)(7)(16)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	08/25	09/31	54	51	45	—%	(6)(7)(10)(16)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	04/22	09/27	5,265	5,239	5,112	0.7%	(6)(7)(17)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/24	01/30	2,591	2,565	2,565	0.3%	(6)(7)(16)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	01/24	01/30	—	(3)	(3)	—%	(6)(7)(10)(16)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/21	06/27	4,516	4,502	4,218	0.6%	(6)(7)(17)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/25	09/31	1,692	1,668	1,673	0.2%	(6)(7)(10)(17)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/25	09/31	—	(3)	(2)	—%	(6)(7)(10)(17)
Nationwide Legal Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	05/26	05/32	3,281	3,231	3,235	0.4%	(6)(7)(10)(17)
Nationwide Legal Services, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	05/26	05/32	—	(6)	(5)	—%	(6)(7)(10)(17)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	03/23	04/29	4,125	4,063	3,754	0.5%	(6)(7)(17)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.6% Cash	03/23	04/29	737	727	670	0.1%	(6)(7)(17)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	06/21	06/28	336	357	336	—%	(3)(6)(7)(14)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	533	529	533	0.1%	(3)(6)(7)(17)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	03/32	2,028	2,007	2,009	0.3%	(6)(7)(10)(17)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	03/32	—	(1)	(1)	—%	(6)(7)(10)(17)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/25	07/32	874	857	856	0.1%	(3)(6)(7)(17)
Qima Finance LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	04/26	07/32	124	125	122	—%	(3)(6)(7)(14)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/25	04/32	1,957	1,950	1,938	0.3%	(6)(7)(10)(17)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	04/25	04/32	—	(1)	(4)	—%	(6)(7)(10)(17)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	05/25	05/31	$2,097	$2,076	$2,083	0.3%	(6)(7)(10)(17)
RKD Group, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	05/25	05/31	85	84	84	—%	(6)(7)(10)(17)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	10/24	10/29	11,072	10,927	10,053	1.4%	(6)(7)(10)(17)
ROI Solutions LLC	Revolver	SOFR + 5.25%, 9.3% Cash	10/24	10/29	—	(20)	(149)	—%	(6)(7)(10)(17)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	08/24	08/30	8,812	8,719	8,747	1.2%	(6)(7)(16)
RPX Corporation	Revolver	SOFR + 5.50%, 9.4% Cash	08/24	08/30	—	(10)	(7)	—%	(6)(7)(10)(16)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.9% Cash	12/25	12/32	783	729	763	0.1%	(3)(6)(7)(10)(22)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.0% Cash	09/24	09/31	1,041	1,024	1,037	0.1%	(3)(6)(7)(14)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	10/25	04/32	625	624	617	0.1%	(3)(6)(7)(10)(14)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/26	10/32	17	17	17	—%	(3)(6)(7)(17)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	09/26	04/32	5	5	5	—%	(3)(6)(7)(17)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	03/23	03/28	6,730	6,654	6,730	0.9%	(6)(7)(16)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.9% Cash	03/23	03/28	—	(6)	—	—%	(6)(7)(10)(16)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% PIK	12/21	12/28	1,835	1,825	567	0.1%	(6)(7)(8)(18)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.3% PIK	12/21	12/28	349	347	108	—%	(6)(7)(8)(18)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	8,493	8,374	8,493	1.1%	(6)(7)(18)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(14)	—	—%	(6)(7)(10)(18)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/22	05/28	2,228	2,211	2,228	0.3%	(6)(7)(17)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.6% Cash	11/22	05/28	—	—	—	—%	(6)(7)(10)(17)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	10/21	10/28	4,640	4,631	4,607	0.6%	(3)(6)(7)(18)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	611	590	598	0.1%	(3)(6)(7)(10)(20)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	1,636	1,631	1,636	0.2%	(6)(18)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.8% Cash	06/24	07/30	1,007	949	999	0.1%	(3)(6)(7)(10)(22)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/22	12/31	2,258	2,245	2,258	0.3%	(6)(7)(10)(17)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/22	12/31	—	(1)	—	—%	(6)(7)(10)(17)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	07/21	03/28	7,636	7,597	7,636	1.0%	(6)(7)(17)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	12/23	12/30	744	709	744	0.1%	(3)(6)(7)(14)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,606	1,499	1,606	0.2%	(3)(6)(7)(10)(29)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	12,408	12,358	12,408	1.7%	(6)(7)(10)(17)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	370	364	370	—%	(6)(7)(10)(17)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.90%, 8.5% Cash	09/20	09/27	829	870	826	0.1%	(3)(6)(7)(14)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.90%, 10.0% Cash	02/21	09/27	379	379	378	0.1%	(3)(6)(7)(17)
Webcentral DEH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	07/26	12/30	—	(19)	(20)	—%	(3)(6)(7)(10)(14)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	4,609	4,549	4,600	0.6%	(6)(7)(17)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	$—	$(3)	$—	—%	(6)(7)(10)(17)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	05/22	05/29	242	233	242	—%	(3)(6)(7)(15)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	8,299	7,770	8,299	1.1%	(3)(6)(7)(21)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.7% PIK	05/22	05/29	3,776	3,574	3,716	0.5%	(3)(6)(21)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 3.8% Cash, 6.5% PIK	03/22	03/29	1,402	1,132	1,091	0.1%	(3)(6)(7)(21)
Subtotal Services: Business (34.5%)*					266,059	260,536	256,429
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/25	04/31	810	801	812	0.1%	(6)(7)(17)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.8% Cash	04/25	04/31	—	(3)	—	—%	(6)(7)(10)(17)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	55	55	55	—%	(6)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.1% Cash, 2.2% PIK	07/22	07/29	4,284	3,832	4,219	0.6%	(3)(6)(7)(10)(15)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	10/20	04/29	7,748	7,567	6,934	0.9%	(3)(6)(7)(14)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	10/23	10/29	2,280	2,248	1,977	0.3%	(6)(7)(16)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.8% Cash	10/23	10/29	99	97	77	—%	(6)(7)(10)(16)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	09/25	09/30	683	674	674	0.1%	(6)(7)(17)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	04/25	04/31	4,855	4,818	4,593	0.6%	(6)(7)(17)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.0% Cash	04/25	04/31	—	(2)	(16)	—%	(6)(7)(10)(17)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	10/24	02/30	10,955	10,943	10,955	1.5%	(6)(7)(17)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.5% Cash	07/22	07/27	1,876	1,855	1,876	0.3%	(3)(6)(7)(22)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.0% Cash	07/22	07/27	2,687	2,960	2,687	0.4%	(3)(6)(7)(26)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	11/23	11/29	1,222	1,207	1,157	0.2%	(6)(7)(10)(16)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.4% Cash	11/23	11/29	110	108	98	—%	(6)(7)(10)(16)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/26	11/29	901	834	897	0.1%	(3)(6)(7)(10)(22)
Lido Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	04/26	04/33	3,889	3,865	3,868	0.5%	(6)(7)(10)(16)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	03/24	12/28	216	194	79	—%	(3)(6)(7)(15)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	06/25	12/28	250	256	164	—%	(3)(6)(7)(10)(15)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 8.1% Cash	12/21	06/27	196	173	72	—%	(3)(6)(7)(15)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.3% Cash	03/26	12/29	834	818	819	0.1%	(3)(6)(7)(10)(22)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	12/20	12/26	11,396	11,384	11,350	1.5%	(6)(7)(17)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.6% Cash	09/21	09/29	2,668	2,735	2,519	0.3%	(3)(6)(7)(23)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 4.88%, 7.6% Cash	03/25	03/32	1,084	1,015	1,084	0.1%	(3)(6)(7)(15)
Subtotal Services: Consumer (7.7%)*					59,098	58,434	56,950

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Structured Product
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	$664	$664	$637	0.1%
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	137	137	135	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	137	137	136	—%	(3)(6)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	6,986	6,986	6,961	0.9%	(3)(6)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	02/30	475	475	457	0.1%	(3)
Willis Engine Structured Trust VI	Structured Secured Note - Series 2021-1 Class C	7.4% Cash	05/21	05/46	845	845	819	0.1%	(6)
Subtotal Structured Product (1.3%)*					9,518	9,518	9,417
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.25%, 9.9% Cash	08/22	08/29	1,649	1,603	1,565	0.2%	(3)(6)(7)(28)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.4% Cash	12/21	07/29	5,011	4,792	5,011	0.7%	(3)(6)(7)(22)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	09/20	09/27	1,139	1,097	1,093	0.1%	(3)(6)(7)(20)
Subtotal Telecommunications (1.0%)*					7,799	7,492	7,669
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/25	12/31	992	972	992	0.1%	(6)(7)(10)(17)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/25	12/31	41	38	41	—%	(6)(7)(10)(17)
Armstrong Transport Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	06/26	06/33	2,896	2,845	2,847	0.4%	(6)(7)(10)(17)
Armstrong Transport Group, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	06/26	06/33	188	180	180	—%	(6)(7)(10)(17)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	12/20	12/26	2,325	2,323	2,325	0.3%	(6)(7)(17)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	05/28	7,161	7,135	7,054	0.9%	(6)(7)(17)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.35%, 9.1% Cash	04/22	11/28	7,083	7,010	6,871	0.9%	(3)(6)(7)(16)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	12/21	12/27	5,426	5,378	5,426	0.7%	(6)(7)(17)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/21	12/27	780	777	780	0.1%	(6)(7)(17)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.6% Cash	12/21	12/27	116	112	116	—%	(6)(7)(10)(17)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	01/26	12/32	2,886	2,833	2,835	0.4%	(6)(7)(16)
Pelco Solutions	First Lien Senior Secured Term Loan	SOFR + 5.36%, 9.2% Cash	07/26	07/32	2,816	2,777	2,776	0.4%	(3)(6)(7)(10)(17)
Pelco Solutions	Revolver	SOFR + 5.36%, 9.2% Cash	07/26	07/32	—	(4)	(5)	—%	(3)(6)(7)(10)(17)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash	12/22	12/28	5,427	5,346	5,226	0.7%	(6)(7)(17)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.6% Cash	12/22	12/28	754	740	720	0.1%	(6)(7)(10)(17)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% PIK	11/24	05/30	2,820	2,815	1,387	0.2%	(6)(7)(8)(17)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.7% Cash, 9.5% PIK	11/25	11/29	444	444	444	0.1%	(6)(7)(17)
REP SEKO Merger Sub, LLC	First Out Term Loan	SOFR + 10.00%, 13.7% PIK	11/24	11/29	1,289	1,275	1,289	0.2%	(6)(7)(17)
Subtotal Transportation: Cargo (5.6%)*					43,444	42,996	41,304

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	08/25	08/30	$435	$435	$427	0.1%	(6)(7)(17)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	08/25	09/30	440	440	433	0.1%	(6)(7)(17)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	08/25	09/30	440	440	433	0.1%	(6)(7)(17)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	481	477	471	0.1%	(6)(7)(17)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	481	477	471	0.1%	(6)(7)(17)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	481	477	471	0.1%	(6)(7)(17)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	1,173	1,196	1,157	0.2%	(3)(6)(10)
Subtotal Transportation: Consumer (0.5%)*					3,931	3,942	3,863
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	08/25	08/31	3,900	3,851	3,760	0.5%	(6)(7)(17)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	08/25	08/31	66	61	50	—%	(6)(7)(10)(17)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,359	2,241	2,347	0.3%	(6)
Prime Power Solutions, LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/26	10/31	10,000	9,813	9,816	1.3%	(6)(7)(17)
Subtotal Utilities: Electric (2.1%)*					16,325	15,966	15,973
Subtotal Debt Investments (136.8%)*					1,060,059	1,038,678	1,018,266

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$158	—%	(6)(9)
Accurus Aerospace Corporation	LLC Units		04/25		12,206.3	12	11	—%	(6)(9)
AFT Fastener Holdings, LLC	Class A1 Preferred Units	12.0% PIK	07/26		100.7	101	101	—%	(6)(9)
AFT Fastener Holdings, LLC	Class B Common Units		07/26		604.4	—	—	—%	(6)(9)
Balaena Maritime (UK) Limited	Warrants		06/26		20.0	—	—	—%	(3)(6)(9)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	390	0.1%	(6)(9)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	2,522	0.3%	(9)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(9)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	108	—%	(6)(9)
Surface Finishing Technologies Inc.	Common Stock		04/26		38,014	38	50	—%	(6)(9)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	769	0.1%	(6)(9)
Subtotal Aerospace & Defense (0.6%)*						1,383	4,109
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	211	—%	(6)(9)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	491	0.1%	(6)(9)
Recon Buyer LLC	LLC Units		11/25		38.7	39	47	—%	(6)(9)
SPATCO Energy Solutions, LLC	Common Stock		07/24		142,919.9	143	96	—%	(6)(9)
SVI International LLC	LLC Units		03/24		207,921	208	395	0.1%	(6)
Subtotal Automotive (0.2%)*						1,017	1,240

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		174,236	$2,091	$3,438	0.5%	(9)
Aegros Holdco 2 Ltd	Common Stock		05/25		425,396	6	328	—%	(3)(6)(9)
Alpha Holdings LLC	LLC Units		07/26		124,844	125	125	—%	(6)(9)
Bishop Street Underwriters, LLC	LLC Units		07/25		92,701.3	141	171	—%	(6)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		284,674	1,077	1,079	0.1%	(6)
Credit Key Funding II LLC	Warrants		12/25		335,516	—	7	—%	(6)(9)
ERS Holdings, LLC	LLC Units		01/26		33,244	39	39	—%	(6)(9)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		3,422,190	3,422	4,209	0.6%	(3)(6)(9)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		1,885,524.1	688	1,056	0.1%	(3)(6)
iCreditWorks LLC	Preferred Stock	17.5% PIK	03/25		17,838.8	3,701	3,610	0.5%	(6)
iCreditWorks LLC	Warrants		03/25		7,107.7	—	—	—%	(6)(9)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		459,511.1	460	460	0.1%	(3)(6)
Shelf Bidco Ltd	Common Stock		12/22		600,000	600	2,364	0.3%	(3)(6)(9)
Subtotal Banking, Finance, Insurance, & Real Estate (2.3%)*						12,350	16,886
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,597	0.2%	(6)(9)
GMF Parent, Inc.	LLC Units		12/25		86	86	71	—%	(6)(9)
Woodland Foods, LLC	Common Stock		12/21		777.3	777	979	0.1%	(6)(9)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		170.1	281	348	—%	(6)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		39.6	70	69	—%	(6)
Subtotal Beverage, Food, & Tobacco (0.4%)*						1,214	3,064
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		94	94	128	—%	(6)(9)
Polara Enterprises, L.L.C.	Partnership Units		12/21		3,704.3	370	1,728	0.2%	(6)
Process Insights Acquisition, Inc.	Common Stock		07/23		188	188	—	—%	(6)(9)
Process Insights Acquisition, Inc.	Class A Preferred Stock		05/26		19.3	11	—	—%	(6)(9)
Rapid Buyer LLC	LLC Units		10/24		318	318	340	—%	(6)(9)
TAPCO Buyer LLC	LLC Units		11/24		67	72	86	—%	(6)
Subtotal Capital Equipment (0.3%)*						1,053	2,282
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	101	—%	(6)(9)
Aptus 1829. GmbH	Preferred Stock		09/21		9	79	61	—%	(3)(6)(9)
Aptus 1829. GmbH	Common Stock		09/21		32	8	—	—%	(3)(6)(9)
Celebration Bidco, LLC	Common Stock		12/23		497,228	4,871	4,087	0.5%	(6)(9)
Subtotal Chemicals, Plastics, & Rubber (0.6%)*						5,046	4,249
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		423,846	424	521	0.1%	(6)(9)
EMI Porta Holdco LLC	Preferred Stock	12.0% PIK	05/26		1,443,123	1,511	1,515	0.2%	(6)
EMI Porta Holdco LLC	Common Stock		05/26		3,738,661	1,866	2,430	0.3%	(6)(9)
Subtotal Construction & Building (0.6%)*						3,801	4,466
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Common Stock		12/21		1,280.8	$55	$—	—%	(6)(9)
DecksDirect, LLC	Preferred Stock		03/25		9.5	11	—	—%	(6)(9)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		404,787.3	405	542	0.1%	(6)(9)
Serta Simmons Bedding LLC	Common Stock		06/23		59,747	893	344	—%	(9)
Team Air Distributing, LLC	Preferred Stock		06/26		48,431	48	—	—%	(6)(9)
Team Air Distributing, LLC	Partnership Equity		05/23		526,326.5	523	—	—%	(6)(9)
Team Air Distributing, LLC	Preferred Stock		03/26		88,888.9	93	—	—%	(6)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(6)(9)
Terrybear, Inc.	Preferred Stock		07/26		345,160.50	166	169	—%	(6)(9)
Subtotal Consumer goods: Durable (0.1%)*						2,480	1,055
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		135	135	162	—%	(6)(9)
David Wood Baking UK Ltd	Common Stock		09/26		333	—	—	—%	(3)(6)(9)
Ice House America, L.L.C.	LLC Units		01/24		1,455.7	145	106	—%	(6)(9)
Safety Products Holdings, LLC	Preferred Stock		12/20		86.3	87	150	—%	(6)(9)
Subtotal Consumer goods: Non-durable (0.1%)*						367	418
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	628	0.1%	(6)(9)
Five Star Holding LLC	LLC Units		05/22		504.5	504	340	—%	(6)(9)
Subtotal Containers, Packaging, & Glass (0.1%)*						781	968
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.4%	(6)
Subtotal Energy: Oil & Gas (0.4%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		7,309	9,316	8,455	1.1%	(6)
Subtotal Environmental Industries (1.1%)*						9,316	8,455
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		49,453,293	557	1,314	0.2%	(3)(6)(9)
Amalfi Midco	Warrants		09/22		190,193	2	675	0.1%	(3)(6)(9)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(9)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(9)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(9)
Canadian Orthodontic Partners Corp.	Common Stock		06/21		13.8	—	—	—%	(3)(6)(9)
Forest Buyer, LLC	Class A LLC Units		03/24		121.7	122	125	—%	(6)(9)
Forest Buyer, LLC	Class B LLC Units		03/24		121.7	—	56	—%	(6)(9)
GCDL LLC	Common Stock		08/24		243,243.24	243	253	—%	(6)(9)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(9)
HemaSource, Inc.	Common Stock		08/23		50,540	51	83	—%	(6)(9)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	195	—%	(3)(6)(9)
Parkview Dental Holdings LLC	LLC Units		10/23		23,810	238	156	—%	(6)(9)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	11/25		983.3	11	31	—%	(6)
SCP Medical Products, LLC.	LLC Units		06/25		196.6	27	28	—%	(6)(9)
TA KHP Aggregator, L.P.	Common Stock		06/25		17,145	17	34	—%	(6)(9)
Unosquare, LLC	LLC Units		06/25		61,940.5	62	35	—%	(6)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
VB Spine Intermediary II LLC	LLC Units		04/25		271,517	$—	$—	—%	(6)(9)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						1,892	2,985
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		232	—	—	—%	(3)(6)(9)
Argus Bidco Limited	Class B Common Stock		04/26		1,825.3	2	2	—%	(3)(6)(9)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		20,780	35	10	—%	(3)(6)
Argus Bidco Limited	Ordinary Shares		04/26		15.0	—	—	—%	(3)(6)(9)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		20,780	35	10	—%	(3)(6)
CH Buyer, LLC	LLC Units		05/25		685	69	86	—%	(6)(9)
CW Group Holdings, LLC	LLC Units		01/21		403,441	403	1,186	0.2%	(6)(9)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		162,054.0	—	—	—%	(3)(6)(9)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		234,318.0	—	—	—%	(3)(6)(9)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock		03/22		3,188.5	5,541	175	—%	(6)
FSS Buyer LLC	LP Interest		08/21		1,973.6	20	27	—%	(6)(9)
FSS Buyer LLC	LP Units		08/21		8,677.3	87	119	—%	(6)(9)
NAW Buyer LLC	LLC Units		09/23		94,502	95	169	—%	(6)(9)
OSP Hamilton Purchaser, LLC	LP Units		07/22		138,399	138	158	—%	(6)(9)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	93	—%	(6)(9)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	195	—%	(6)(9)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,341.7	235	342	—%	(6)(9)
Subtotal High Tech Industries (0.3%)*						6,767	2,572
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		3,012.9	97	76	—%	(6)(9)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		777.1	25	20	—%	(6)(9)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		3,012.9	3	—	—%	(6)(9)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		777.1	1	—	—%	(6)(9)
ASC Communications, LLC	Class A Units		07/22		15,545.8	326	646	0.1%	(6)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						452	742
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		409,153.1	409	847	0.1%	(6)(9)
Subtotal Media: Broadcasting & Subscription (0.1%)*						409	847
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		596,181.5	596	912	0.1%	(6)
Rock Labor LLC	LLC Units		09/23		132,475	709	702	0.1%	(6)(9)
Solo Buyer, L.P.	Common Equity		12/22		309,839	310	170	—%	(6)(9)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	482	0.1%	(6)(9)
Subtotal Media: Diversified & Production (0.3%)*						1,779	2,266
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		172,497	172	172	—%	(6)(9)
Azalea Buyer, Inc.	Common Stock		11/21		128,205.1	128	269	—%	(6)(9)
Broadway Buyer, LLC	LLC Units		12/25		62,411	62	77	—%	(6)(9)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,978	0.3%	(6)(9)
Coyo Uprising GmbH	Class A Units		09/21		531	248	293	—%	(3)(6)(9)
Coyo Uprising GmbH	Class B Units		09/21		231	538	386	0.1%	(3)(6)(9)

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	$192	$218	—%	(6)(9)
EFC International	Common Stock		03/23		145.5	205	208	—%	(6)(9)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	353	—%	(6)(9)
IMS Services Enterprises, LLC	LLC Units		04/26		66	66	72	—%	(6)(9)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	149	—%	(6)
MB Purchaser, LLC	LLC Units		01/24		22	23	35	—%	(6)(9)
MC Group Ventures Corporation	Preferred Stock		07/26		20.3	22	21	—%	(6)(9)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	151	—%	(6)(9)
MIV Buyer, LLC	LLC Units		09/25		515	51	48	—%	(6)(9)
NF Holdco, LLC	LLC Units		03/23		426,340	439	64	—%	(6)(9)
SmartShift Group, Inc.	Common Stock		09/23		183	183	512	0.1%	(6)(9)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	44	—%	(6)(9)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	49	—%	(6)(9)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	243	—%	(3)(6)(9)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	—	—%	(3)(6)(9)
Subtotal Services: Business (0.7%)*						3,929	5,342
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		156,501.2	157	213	—%	(6)
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,386	0.2%	(6)(9)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,745	—	—	—%	(3)(6)(9)
Subtotal Services: Consumer (0.2%)*						1,008	1,599
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	36	—%	(3)(6)(9)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	—	—%	(3)(6)(9)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	12,225	9,697	1.3%	(6)
Subtotal Telecommunications (1.4%)*						12,281	9,733
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	497	0.1%	(6)(9)
FragilePak LLC	Partnership Units		05/21		889.3	889	444	0.1%	(6)(9)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	450	0.1%	(6)(9)
Pelco Solutions	Common Stock		07/26		729.5	730	730	0.1%	(3)(6)(9)
REP SEKO Merger Sub, LLC	Common Stock		11/24		1,159	5,090	—	—%	(6)(9)
Subtotal Transportation: Cargo (0.3%)*						7,373	2,121
Subtotal Equity Investments (10.5%)*						77,497	78,429
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			603	753	0.1%	(6)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						603	753
Subtotal Royalty Rights (0.1%)*						603	753
Subtotal Non-Control / Non-Affiliate Investments (147.5%)*						1,116,778	1,097,448

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$2,923	$2,923	$2,923	0.4%	(6)
Subtotal Aerospace & Defense (0.4%)*					2,923	2,923	2,923
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.5% Cash	05/26	02/29	3,333	3,333	3,333	0.4%	(6)(7)(10)(16)
Eclipse Business Capital, LLC	Revolver	SOFR + 6.60%, 10.5% Cash	07/21	02/29	6,064	6,047	6,064	0.8%	(6)(10)(16)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	2,246	2,239	2,245	0.3%	(6)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 14.3% PIK	12/21	06/28	26,114	25,743	20,499	2.8%	(6)(7)(17)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	6,460	6,337	6,331	0.9%	(6)(7)(10)(17)
Subtotal Banking, Finance, Insurance, & Real Estate (5.2%)*					44,217	43,699	38,472
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,197	7,831	7,892	1.1%	(6)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,662	3,533	3,525	0.5%	(6)
Subtotal Hotel, Gaming, & Leisure (1.5%)*					11,859	11,364	11,417
Subtotal Debt Investments (7.1%)*					58,999	57,986	52,812

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,076,261	$650	$1,259	0.2%	(6)
Subtotal Aerospace & Defense (0.2%)*						650	1,259
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		44,197,541	45,978	68,948	9.3%	(6)
Policy Services Company, LLC	Class A Units		04/26		105.3	—	—	—%	(6)(9)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% Cash	02/23		50,500	63,977	63,971	8.6%	(6)(10)(17)
Rocade Holdings LLC	Common LP Units		02/23		15.4	—	3,539	0.5%	(6)
Subtotal Banking, Finance, Insurance, & Real Estate (18.2%)*						109,955	136,458
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	10,643	1.4%	(6)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						8,248	10,643
Investment Funds & Vehicles
Banff Partners LP	10% Partnership Interest		03/21			9,646	8,816	1.2%	(3)(12)
Thompson Rivers LLC	6.6% Member Interest		06/20			6,952	935	0.1%	(9)(12)
Waccamaw River LLC	20% Member Interest		02/21			12,700	60	—%	(3)(9)(12)
Subtotal Investment Funds & Vehicles (1.3%)*						29,298	9,811
Subtotal Equity Investments (21.3%)*						148,151	158,171
Subtotal Affiliate Investments (28.3%)*						206,137	210,983
Total Investments, September 30, 2026 (175.8%)*						$1,322,915	$1,308,431

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$28,744	A$40,512	HSBC Bank USA	12/30/26	$622
Foreign currency forward contract (CAD)	$1,246	C$1,744	HSBC Bank USA	12/30/26	13
Foreign currency forward contract (DKK)	$764	4,968kr.	HSBC Bank USA	12/30/26	7
Foreign currency forward contract (EUR)	$37,795	€32,898	HSBC Bank USA	12/30/26	338
Foreign currency forward contract (GBP)	$46,130	£34,547	HSBC Bank USA	12/30/26	284
Foreign currency forward contract (NZD)	$5,872	NZ$10,236	HSBC Bank USA	12/30/26	84
Foreign currency forward contract (NOK)	$2,639	24,981kr	HSBC Bank USA	12/30/26	42
Foreign currency forward contract (SEK)	$2,063	20,218kr	HSBC Bank USA	12/30/26	30
Foreign currency forward contract (CHF)	$2,447	1,987Fr.	HSBC Bank USA	12/30/26	43
Total Foreign Currency Forward Contracts, September 30, 2026					$1,463
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2026 represented 175.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 22.7% of total investments at fair value as of September 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Banff Partners LP	10% Partnership Interest	$16,357	$—	$(5,000)	$—	$(2,541)	$8,816	$3,000
		16,357	—	(5,000)	—	(2,541)	8,816	3,000

Biolam Group(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK)(e)	3,137	—	(2,361)	(2,186)	1,410	—	—
	Ordinary Shares (42,639,499 shares)	—	—	—	—	—	—	—
		3,137	—	(2,361)	(2,186)	1,410	—	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR+ 8.00%, 12.1% Cash)	3,385	17	(3,431)	—	29	—	206
	Common Stock (497,228 shares)	3,570	—	(4,142)	—	572	—	—
		6,955	17	(7,573)	—	601	—	206

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	7,946	47	(113)	—	12	7,892	544
	Subordinated Term Loan (8.0% Cash)	3,663	23	(169)	—	8	3,525	252
	LLC Units (1,759,051 units)	9,992	—	—	—	651	10,643	256
		21,601	70	(282)	—	671	22,060	1,052

Barings Capital Investment Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.60%, 10.5% Cash)	$—	$3,333	$—	$—	$—	$3,333	$123
	Revolver (SOFR + 6.60%, 10.5% Cash)	4,896	22,168	(20,993)	—	(7)	6,064	382
	Second Lien Senior Secured Term Loan (7.5% Cash)	2,246	2	—	—	(3)	2,245	132
	LLC Units (44,197,541 units)	68,948	—	—	—	—	68,948	5,985
		76,090	25,503	(20,993)	—	(10)	80,590	6,622

Policy Services Company, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.00%, 14.3% PIK)	—	23,678	—	—	(3,179)	20,499	1,756
	Class A Units (105.3 shares)	—	—	—	—	—	—	—
	Warrants - Class A (1.0710 units)	—	—	—	—	—	—	—
	Warrants - Class B (0.3614 units)	—	—	—	—	—	—	—
	Warrants - Class CC (0.0372 units)	—	—	—	—	—	—	—
	Warrants - Class D (0.1035 units)	—	—	—	—	—	—	—
		—	23,678	—	—	(3,179)	20,499	1,756

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00% 11.7% Cash)	1,333	5,002	—	—	(4)	6,331	367
	Preferred LP Units (50,500 units) (SOFR + 6.00%, 9.9% Cash)	64,649	4,648	(5,320)	—	(6)	63,971	4,647
	Common LP Units (15.4 units)	2,327	—	—	—	1,212	3,539	800
		68,309	9,650	(5,320)	—	1,202	73,841	5,814

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,204	24	(305)	—	—	2,923	285
	LLC Units (1,076,261 units)	1,068	8	(428)	—	611	1,259	380
		4,272	32	(733)	—	611	4,182	665

Thompson Rivers LLC	6.6% Member Interest	1,782	—	(825)	—	(22)	935	—
		1,782	—	(825)	—	(22)	935	—

Waccamaw River LLC	20% Member Interest	4,409	—	(4,406)	—	57	60	161
		4,409	—	(4,406)	—	57	60	161

Total Affiliate Investments		$202,912	$58,950	$(47,493)	$(2,186)	$(1,200)	$210,983	$19,276
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
September 30, 2026
(Amounts in thousands, except unit/share amounts)
(5)Some or all of the investment is or will be encumbered as security for the Company’s senior secured revolving credit facility with ING Capital LLC (as amended, the “ING Credit Facility”).
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)Non-accrual investment.
(9)Investment is non-income producing.
(10)Position or portion thereof is an unfunded loan or equity commitment.
(11)Payment-in-kind (“PIK”) non-accrual investment.
(12)Portfolio company does not issue shares or units; member interest is based on commitments.
(13)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2026 was 2.49600%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2026 was 2.61700%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2026 was 3.07400%.
(16)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2026 was 3.91252%.
(17)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2026 was 4.08330%.
(18)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2026 was 4.26907%.
(19)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2026 was 3.73630%.
(20)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2026 was 3.74800%.
(21)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2026 was 3.76542%.
(22)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2026 was 4.54420%.
(23)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2026 was 4.77150%.
(24)The interest rate on these loans is subject to 1 Month CORRA, which as of September 30, 2026 was 2.30555%.
(25)The interest rate on these loans is subject to 6 Month CORRA, which as of September 30, 2026 was 2.29821%
(26)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2026 was 3.13000%.
(27)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2026 was -0.04590%.
(28)The interest rate on these loans is subject to 3 Month NIBOR, which as of September 30, 2026 was 4.80000%.
(29)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2026 was 2.00700%.

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	12/28	$5,455	$5,351	$5,303	0.7%	(6)(7)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	927	907	898	0.1%	(6)(7)(13)(28)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/24	05/30	2,600	2,600	1,960	0.3%	(6)(7)(12)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 14.4% Cash	11/25	11/29	270	270	270	—%	(6)(7)(12)(28)
REP SEKO Merger Sub, LLC	First Out Term Loan	SOFR + 10.00%, 13.9% Cash	11/24	11/29	1,162	1,145	1,162	0.2%	(6)(7)(12)
Subtotal Transportation: Cargo (5.7%)*					42,227	41,724	41,365
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	08/30	481	481	472	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	486	486	477	0.1%	(6)(7)(12)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	486	486	477	0.1%	(6)(7)(12)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	1,136	1,120	1,103	0.2%	(3)(6)(28)
Subtotal Transportation: Consumer (0.3%)*					2,589	2,573	2,529
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	08/25	08/31	3,930	3,874	3,879	0.5%	(6)(7)(12)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	08/25	08/31	119	113	113	—%	(6)(7)(12)(28)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,887	3,058	0.4%	(6)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	6,640	6,557	6,580	0.9%	(6)(7)(12)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(8)	(6)	—%	(6)(7)(12)(28)
Subtotal Utilities: Electric (1.9%)*					13,765	13,423	13,624
Subtotal Debt Investments (145.8%)*					1,101,987	1,072,326	1,063,048

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		175,049.3	$175	$60	—%	(6)(27)
Accurus Aerospace Corporation	LLC Units		04/25		12,206.3	12	4	—%	(6)(27)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	383	0.1%	(6)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		515	515	1,518	0.2%	(6)(27)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		102	10	—	—%	(6)(27)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		921	92	77	—%	(6)(27)
Whitcraft Holdings, Inc.	LP Units		02/23		31,543.6	315	582	0.1%	(6)(27)
Subtotal Aerospace & Defense (0.4%)*						1,244	2,624
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		227	227	167	—%	(6)(27)
Randys Holdings, Inc.	Common Stock		11/22		4,000	400	518	0.1%	(6)(27)
Recon Buyer LLC	LLC Units		11/25		38.7	39	39	—%	(6)(27)
SPATCO Energy Solutions, LLC	Common Stock		07/24		140,479.2	141	155	—%	(6)(27)
SVI International LLC	LLC Units		03/24		207,921	208	378	0.1%	(6)
Subtotal Automotive (0.2%)*						1,015	1,257

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

Barings Capital Investment Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
MB Purchaser, LLC	LLC Units		01/24		22	$23	$26	—%	(6)(27)
MC Group Ventures Corporation	Partnership Units		06/21		373.3	373	353	—%	(6)(27)
MIV Buyer, LLC	LLC Units		09/25		515	51	52	—%	(6)(27)
NF Holdco, LLC	LLC Units		03/23		426,340	439	149	—%	(6)(27)
Recovery Point Systems, Inc.	Partnership Equity		03/21		81,313	81	45	—%	(6)(27)
SmartShift Group, Inc.	Common Stock		09/23		183	183	395	0.1%	(6)(27)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		736	23	43	—%	(6)(27)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	36	—%	(6)(27)
Xeinadin Bidco Limited	Common Stock		05/22		18,266,390	226	491	0.1%	(3)(6)(27)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	41	—%	(3)(6)(27)
Subtotal Services: Business (0.8%)*						3,811	5,649
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		156,501.2	157	186	—%	(6)
Kid Distro Holdings, LLC	LLC Units		10/21		850,236.1	851	1,054	0.1%	(6)(27)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,745	—	—	—%	(3)(6)(27)
Subtotal Services: Consumer (0.2%)*						1,008	1,240
Telecommunications
Mercell Holding AS	Class A Units		08/22		57.2	56	61	—%	(3)(6)(27)
Mercell Holding AS	Class B Units		08/22		14,471.9	—	—	—%	(3)(6)(27)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,439	1.6%	(6)
Subtotal Telecommunications (1.6%)*						11,553	11,500
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		161.6	162	364	—%	(6)(27)
Echo Global Logistics, Inc.	Partnership Equity		11/21		289.2	289	191	—%	(6)(27)
FragilePak LLC	Partnership Units		05/21		889.3	889	632	0.1%	(6)(27)
ITI Intermodal, Inc.	Common Stock		01/22		3,750.4	375	480	0.1%	(6)(27)
REP SEKO Merger Sub, LLC	Common Stock		11/24		1,159	5,090	—	—%	(6)(27)
Subtotal Transportation: Cargo (0.2%)*						6,805	1,667
Subtotal Equity Investments (8.5%)*						66,518	70,257
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			646	743	0.1%	(6)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						646	743
Subtotal Royalty Rights (0.1%)*						646	743
Subtotal Non-Control / Non-Affiliate Investments (155.5%)*						1,139,490	1,134,048

Portfolio Company(5)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$3,204	$3,204	$3,204	0.4%	(6)(28)
Subtotal Aerospace & Defense (0.4%)*					3,204	3,204	3,204
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	07/21	02/29	4,896	4,871	4,896	0.7%	(6)(11)(28)

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
In September 2026, FASB issued Accounting Standards Update 2026-03, Fair Value Measurement (“ASU 2026-03”), which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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
For the three and nine months ended September 30, 2026, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $0.5 million and $1.6 million, respectively. As of September 30, 2026, the Base Management Fee of $0.5 million for the three months ended September 30, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $0.5 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2026, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were approximately $1.9 million and $7.1 million, respectively. For the three and nine months ended September 30, 2025, the Income-Based Fees determined in accordance with the terms of the Advisory Agreement were approximately $3.1 million and $8.6 million, respectively. As of September 30, 2026, the Income-Based Fee of $1.9 million for the three months ended September 30, 2026 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Income-Based Fee of $3.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For both the three and nine months ended September 30, 2026 and 2025, the Company did not accrue any Capital Gains Fees.
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
For the three and nine months ended September 30, 2026, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million and $0.6 million, respectively. As of September 30, 2026, the administrative expenses of $0.2 million incurred during the three months ended September 30, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the administrative expenses of $0.2 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of September 30, 2026 and December 31, 2025 are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2026:
Senior debt and 1st lien notes	$997,433	75%	$973,420	74%	131%
Subordinated debt and 2nd lien notes	89,717	7	88,242	7	12
Structured products	9,517	1	9,417	1	1
Equity shares	196,345	15	226,107	17	31
Equity warrants	2	—	681	—	—
Royalty rights	603	—	754	—	—
Investment in joint ventures	29,298	2	9,810	1	1
	$1,322,915	100%	$1,308,431	100%	176%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%	137%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6	10
Structured products	19,208	1	19,666	1	3
Equity shares	191,329	14	220,229	16	30
Equity warrants	2	—	583	—	—
Royalty rights	646	—	743	—	—
Investment in joint ventures	39,529	3	22,548	2	3
	$1,335,077	100%	$1,336,960	100%	183%
The Company’s new investment activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investments funded:
New portfolio company investments	$45,891	$22,237	$120,348	$105,168
Additional investments in existing portfolio companies	27,642	14,739	78,552	48,508
Total investments funded	$73,533	$36,976	$198,900	$153,676

Number of new portfolio company investments	19	15	53	47
Banff Partners LP
On February 18, 2021, the Company established a joint venture, Banff Partners LP (“Banff”), with a controlled affiliate of Alberta Investment Management Corporation to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2026, the Company held a 10.0% partnership interest in Banff. As of September 30, 2026, the cost and fair value of the Company’s investment in Banff was $9.6 million and $8.8 million, respectively.
For the three and nine months ended September 30, 2026, Banff declared $60.0 million and $80.0 million, respectively, in distributions, of which $1.0 million and $3.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and nine months ended September 30, 2026, the Company recognized $5.0 million of the distributions as a return of capital. Banff did not declare any distributions for both the three and nine months ended September 30, 2025.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Banff’s investment portfolio was $71.2 million as of September 30, 2026, as compared to $106.3 million as of December 31, 2025. As of September 30, 2026, Banff’s investments had an aggregate cost of $80.4 million, as compared to $113.4 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the weighted average yield on the principal amount of Banff’s outstanding debt investments other than non-accrual debt investments was approximately 8.5% and 8.8%, respectively. As of September 30, 2026 and December 31, 2025, the Banff investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Senior debt and 1st lien notes	$78,847	98%	$70,458	99%
Equity shares	1,570	2	713	1
	$80,417	100%	$71,171	100%
December 31, 2025:
Senior debt and 1st lien notes	$112,466	99%	$106,250	100%
Equity shares	972	1	—	—
	$113,438	100%	$106,250	100%
The industry composition of Banff’s investments at fair value at September 30, 2026 and December 31, 2025 was as follows:

($ in thousands)	September 30, 2026		December 31, 2025
Aerospace & Defense	$8,967	13%	$9,750	9%
Banking, Finance, Insurance, & Real Estate	3,492	5	17,495	16
Beverage, Food, & Tobacco	—	—	8,737	8
Construction & Building	1,206	2	1,335	1
Consumer goods: Durable	1,859	3	1,908	2
Consumer goods: Non-durable	3,794	5	6,266	6
Containers, Packaging, & Glass	6,737	9	6,995	7
Healthcare & Pharmaceuticals	4,611	6	7,244	7
High Tech Industries	7,395	10	7,468	7
Media: Advertising, Printing, & Publishing	264	—	267	—
Media: Diversified & Production	2,085	3	2,253	2
Services: Business	14,819	21	19,106	18
Services: Consumer	11,197	16	12,532	12
Transportation: Cargo	4,745	7	4,894	5
Total	$71,171	100%	$106,250	100%

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Banff’s investments at fair value at September 30, 2026 and December 31, 2025 was as follows:

($ in thousands)	September 30, 2026		December 31, 2025
Australia	$—	—%	$2,289	2%
Belgium	—	—	8,736	8
Canada	111	—	271	—
France	21,773	31	26,848	25
Germany	4,499	6	4,660	4
Hong Kong	3,233	4	6,333	6
Netherlands	9,676	14	10,034	10
Singapore	3,972	6	3,960	4
United Kingdom	2,085	3	15,997	15
USA	25,822	36	27,122	26
Total	$71,171	100%	$106,250	100%
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. Under Thompson Rivers’ current operating agreement, as amended to date, pursuant to which the Company became a party in June 2021, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2026, Thompson Rivers declared $2.5 million and $12.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.8 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2025, Thompson Rivers declared $5.0 million and $15.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $1.0 million, respectively, of the distributions as a return of capital.
As of September 30, 2026, Thompson Rivers had $54.9 million in Ginnie Mae early buyout loans and $1.9 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of September 30, 2026, Thompson Rivers had 368 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Federal Housing Administration (“FHA”) loans	$60,765	97%	$53,095	97%
Veterans Affairs (“VA”) loans	2,113	3	1,837	3
	$62,878	100%	$54,932	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $45.6 million and $68.5 million outstanding as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings Capital Investment Corporation (1)	$32,318	$32,318
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.3 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.2 million as of both September 30, 2026 and December 31, 2025, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. Under Waccamaw River’s current operating agreement, as amended to date, pursuant to which the Company became a party in May 2021, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three months ended September 30, 2026, Waccamaw River did not declare any distributions. For the nine months ended September 30, 2026, Waccamaw River declared $22.8 million in distributions, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the nine months ended September 30, 2026, the Company recognized $4.4 million of the distributions as a return of capital. For the three and nine months ended September 30, 2025, Waccamaw River declared $9.0 million and $28.4 million, respectively, in distributions, of which $0.2 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $4.9 million, respectively, of the distributions as a return of capital.
During the nine months ended September 30, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of September 30, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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
As of September 30, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings Capital Investment Corporation	$26,730	$26,730
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Capital Investment Corporation	—	—
Total unfunded commitments by all members	—	—
(1)    Includes $85.6 million of total contributed capital by related parties as of both September 30, 2026 and December 31, 2025.
Eclipse Business Capital Holdings LLC
Eclipse Business Capital Holdings LLC (“Eclipse”) is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. Eclipse conducts its business through Eclipse Business Capital LLC. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
On July 8, 2021, the Company made its initial commitment to Eclipse, and subsequently made periodic additional commitments, alongside other related party affiliates. As of September 30, 2026, the Company’s commitment to Eclipse was $62.9 million, of which $44.4 million was equity and $18.5 million was debt. As of September 30, 2026, $56.0 million of the total commitment was funded, with an unfunded revolver commitment of $5.2 million and an unfunded first lien senior secured loan commitment of $1.7 million. As of December 31, 2025, the Company’s commitment to Eclipse was $57.9 million, of which $44.4 million was equity and $13.5 million was debt. As of December 31, 2025, $51.6 million of the total commitment was funded, with an unfunded revolver commitment of $6.3 million.

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
Rocade Holdings LLC
Rocade Holdings LLC (“Rocade”) is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts. Rocade conducts its business through Rocade LLC and operates as Rocade Capital.
On February 1, 2023, the Company made its initial commitment to Rocade, and subsequently made periodic additional commitments, alongside other related party affiliates. As of September 30, 2026, the Company’s commitment to Rocade was $62.0 million, of which $55.0 million was equity (excluding preferred dividends) and $7.0 million was debt. Pursuant to the terms of the equity investment, the Company is entitled to quarterly preferred dividends. Such dividends may be paid in cash or through PIK distributions, subject to the discretion of the Rocade board of directors. As of September 30, 2026, $57.0 million of the total commitment was funded, with an unfunded preferred equity commitment of $4.5 million and an unfunded second lien senior secured loan commitment of $0.5 million. As of December 31, 2025, the Company’s commitment to Rocade was $60.0 million, of which $55.0 million was equity (excluding preferred dividends) and $5.0 million was debt. As of December 31, 2025, $51.9 million of the total commitment was funded, with an unfunded preferred equity commitment of $4.5 million and an unfunded second lien senior secured loan commitment of $3.6 million.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2026 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$810,552	Yield Analysis	Market Yield	7.4% – 23.2%	11.2%	Decrease
	49,677	Market Approach	Adjusted EBITDA Multiple	0.2x – 12.7x	8.8x	Increase
	3,333	Market Approach	Tangible Book Value Multiple	2.0x	2.0x	Increase
	105,376	Recent Transaction	Transaction Price	97.5% – 100.0%	98.7%	Increase
Subordinated debt and 2nd lien notes	63,171	Yield Analysis	Market Yield	8.6% – 39.2%	13.1%	Decrease
	10,430	Market Approach	Adjusted EBITDA Multiple	0.8x – 12.7x	12.5x	Increase
	14,641	Market Approach	Tangible Book Value Multiple	1.1x – 2.0x	1.6x	Increase
Structured products(1)	7,504	Yield Analysis	Market Yield	6.1% – 11.9%	11.5%	Decrease
Equity shares(2)	28,312	Yield Analysis	Market Yield	12.9% – 29.5%	19.6%	Decrease
	37,075	Market Approach	Adjusted EBITDA Multiple	0.2x – 22.5x	11.5x	Increase
	44	Market Approach	Revenue Multiple	7.5x	7.5x	Increase
	136,458	Market Approach	Tangible Book Value Multiple	1.1x – 2.0x	1.5x	Increase
	175	Black-Scholes	Volatility	40.0%	40.0%	Increase
	10,642	Discounted Cash Flow Analysis	Discount Rate	13.4%	13.4%	Decrease
	1,056	Net Asset Approach	Liabilities	$(57,947.3)	$(57,947.3)	Decrease
	3,012	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$276.63	Increase
Equity warrants	681	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.2x	Increase
Royalty rights	754	Yield Analysis	Market Yield	26.0% – 28.0%	27.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $819, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the nine months ended September 30, 2026, six senior debt and first lien note positions with an aggregate fair value of $23.1 million and one subordinated debt and second lien note position with a fair value of $0.6 million transitioned from a yield analysis to a market approach valuation model. Also, one equity position with a fair value of $0.2 million transitioned from a yield analysis to a Black-Scholes valuation model. In addition, one equity position with a fair value of $4.2 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $7.5 million transitioned from a broker quote to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company and changes in the observability of significant inputs.

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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$4,482	$968,938	$973,420
Subordinated debt and 2nd lien notes	—	—	88,242	88,242
Structured products	—	1,094	8,323	9,417
Equity shares	—	6,303	219,804	226,107
Equity warrants	—	—	681	681
Royalty rights	—	—	754	754
Investments subject to leveling	$—	$11,879	$1,286,742	$1,298,621
Investment in joint ventures (1)				9,810
				$1,308,431

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$16,121	$982,000	$998,121
Subordinated debt and 2nd lien notes	—	—	75,070	75,070
Structured products	—	11,175	8,491	19,666
Equity shares	—	3,118	217,111	220,229
Equity warrants	—	—	583	583
Royalty rights	—	—	743	743
Investments subject to leveling	$—	$30,414	$1,283,998	$1,314,412
Investment in joint ventures (1)				22,548
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$982,000	$75,070	$8,491	$217,111	$583	$743	$1,283,998
New investments	154,138	41,849	—	2,500	—	—	198,487
Investment restructuring	(3,345)	(131)	—	3,476	—	—	—
Transfers out of Level 3 (1)	—	—	—	(1,779)	—	—	(1,779)
Proceeds from sales of investments / return of capital	(3,361)	—	—	(3,437)	—	(43)	(6,841)
Loan origination fees received	(2,089)	(314)	—	—	—	—	(2,403)
Principal repayments received	(146,693)	(31,466)	(248)	—	—	—	(178,407)
Payment-in-kind interest /dividends	4,220	3,213	—	1,259	—	—	8,692
Accretion of loan premium / discount	186	—	—	—	—	—	186
Accretion of deferred loan origination revenue	3,622	333	—	—	—	—	3,955
Realized gain (loss)	(6,893)	130	—	1,219	—	—	(5,544)
Unrealized appreciation (depreciation)	(12,847)	(442)	80	(545)	98	54	(13,602)
Fair value, end of period	$968,938	$88,242	$8,323	$219,804	$681	$754	$1,286,742

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$967,257	$77,500	$15,491	$209,572	$1,217	$2,917	$1,273,954
New investments	129,605	14,230	—	7,483	—	—	151,318
Investment restructuring	424	(424)	—	—	—	—	—
Transfers out of Level 3 (1)	—	(6,523)	(6,121)	(8,675)	—	—	(21,319)
Proceeds from sales of investments / return of capital	(3,829)	—	—	(5,747)	—	(2,387)	(11,963)
Loan origination fees received	(2,024)	(320)	—	—	—	—	(2,344)
Principal repayments received	(111,635)	(12,231)	(991)	—	—	—	(124,857)
Payment-in-kind interest /dividends	3,169	1,991	—	6,142	—	—	11,302
Accretion of loan premium / discount	162	—	—	—	—	—	162
Accretion of deferred loan origination revenue	4,020	365	—	—	—	—	4,385
Realized gain (loss)	(4,588)	(108)	—	2,909	—	1,233	(554)
Unrealized appreciation (depreciation)	20,582	392	203	1,820	(685)	(972)	21,340
Fair value, end of period	$1,003,143	$74,872	$8,582	$213,504	$532	$791	$1,301,424
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the nine months ended September 30, 2026 and 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $19.6 million during the nine months ended September 30, 2026 was related to portfolio company investments that were still held by the Company as of September 30, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $18.2 million during the nine months ended September 30, 2025 was related to portfolio company investments that were still held by the Company as of September 30, 2025.
During the nine months ended September 30, 2026, the Company made investments of approximately $140.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2026, the Company made investments of $58.6 million in portfolio companies to which it was previously committed to provide such financing.
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
•“Non-Control / Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2026 and December 31, 2025, the Company had eight and five portfolio companies, respectively, with investments that were on non-accrual.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
PIK interest and dividend income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PIK interest income	$2,851	$2,655	$7,392	$6,732
PIK interest income as a % of investment income	8.3%	7.1%	7.3%	6.2%
PIK dividend income	$842	$2,442	$2,467	$6,847
PIK dividend income as % of investment income	2.5%	6.5%	2.4%	6.3%
Total PIK income	$3,693	$5,097	$9,859	$13,579
Total PIK income as a % of investment income	10.8%	13.6%	9.7%	12.5%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both September 30, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection with revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$955	$972	$2,824	$3,105
Management, valuation and other fees	229	213	662	655
Royalty income	22	18	57	170
Total Recurring Fee and Other Income	1,206	1,203	3,543	3,930
Non-Recurring Fee and Other Income:
Prepayment fees	288	41	404	125
Acceleration of unamortized loan origination fees	440	492	1,056	1,282
Advisory, loan amendment and other fees	198	246	466	787
Total Non-Recurring Fee and Other Income	926	779	1,926	2,194
Total Fee and Other Income	$2,132	$1,982	$5,469	$6,124

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
Concentration of Credit Risk
As of September 30, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2026 and December 31, 2025, the Company’s largest single portfolio company investment represented approximately 6.2% and 5.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2026, all of the Company’s assets were or will be pledged as collateral for the ING Credit Facility.
Investments Denominated in Foreign Currencies
As of September 30, 2026 the Company held 14 investments that were denominated in Australian dollars, three investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 67 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor and 31 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, 61 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor and 27 investments that were denominated in British pounds sterling.
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
In addition, during both the nine months ended September 30, 2026 and September 30, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2026, the Company recorded net expenses of $0.4 million and $1.0 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company recorded net expenses of $0.2 million and $1.0 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2026 and December 31, 2025 was approximately $1,321.5 million and $1,333.6 million, respectively. As of September 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $11.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $65.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $76.7 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $0.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $63.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $64.5 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both September 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $1.7 million, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2026	September 30, 2026	December 31, 2025
Credit Facility:
January 15, 2021	June 30, 2028	5.554%	$511,427	$562,286
Total Credit Facility			$511,427	$562,286
Notes:
February 22, 2022	February 22, 2027	4.750%	$100,000	$100,000
(Less: Deferred financing fees)			(20)	(57)
Total Notes			$99,980	$99,943
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Combined weighted average interest rate(1)	5.397%	5.848%	5.339%	6.021%
Combined weighted average debt outstanding	$633,833	$706,965	$631,569	$715,485
(1)Excludes unused commitment fees and amortization of financing costs.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 221.5% as of September 30, 2026.
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
Borrowings denominated in U.S. Dollars under the ING Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the alternate base rate plus 1.00% or (ii) the term SOFR plus an applicable spread of 2.00% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% or for borrowings denominated in Australian dollars, 2.00% plus the applicable Australian benchmark rate, which is defined as the applicable Australian dollar Screen Rate, plus 0.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. The Company pays a commitment fee on undrawn amounts under the ING Credit Facility.
The ING Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a consolidated minimum asset coverage ratio of 150% at any time, (iii) maintaining a borrower’s asset coverage ratio of 200% for the Company at any time and (iv) maintaining the Company’s status as a RIC under the Code, and as a BDC under the 1940 Act. The ING Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, certain change of control events, and the occurrence of a material adverse effect. The ING Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for the Company. As of September 30, 2026, the Company was in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2026, the Company had U.S. dollar borrowings of $371.5 million under the ING Credit Facility with a weighted average interest rate of 5.898% (with term SOFR borrowings subject to one month SOFR of 3.798%), borrowings denominated in Canadian dollars of C$1.2 million ($0.8 million U.S. dollars) with an interest rate of 4.583% (one month CORRA of 2.583%), borrowings denominated in British pounds sterling of £16.2 million ($21.5 million U.S. dollars) with an

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
interest rate of 5.762% (one month SONIA of 3.729%) and borrowings denominated in Euros of €103.5 million ($117.6 million U.S. dollars) with an interest rate of 4.438% (one month EURIBOR of 2.438%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the ING Credit Facility was $511.4 million and $562.3 million, respectively. The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information, see “Note 9. Subsequent Events.”
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

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. As of September 30, 2026, the Company was in compliance with all covenants under the February 2022 NPA.
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
As of September 30, 2026 and December 31, 2025, the fair values of the February 2027 Notes were $98.7 million and $98.4 million, respectively. The fair value determinations of the February 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information, see “Note 9. Subsequent Events.”
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$28,744	A$40,512	12/30/26	$622	Derivative assets
Foreign currency forward contract (CAD)	$1,246	C$1,744	12/30/26	13	Derivative assets
Foreign currency forward contract (DKK)	$764	4,968kr.	12/30/26	7	Derivative assets
Foreign currency forward contract (EUR)	$37,795	€32,898	12/30/26	338	Derivative assets
Foreign currency forward contract (GBP)	$46,130	£34,547	12/30/26	284	Derivative assets
Foreign currency forward contract (NZD)	$5,872	NZ$10,236	12/30/26	84	Derivative assets
Foreign currency forward contract (NOK)	$2,639	24,981kr	12/30/26	42	Derivative assets
Foreign currency forward contract (SEK)	$2,063	20,218kr	12/30/26	30	Derivative assets
Foreign currency forward contract (CHF)	$2,447	1,987Fr.	12/30/26	43	Derivative assets
Total				$1,463

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$26,891	A$40,492	03/31/26	$(112)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,296	C$1,785	03/31/26	(10)	Derivative liabilities
Foreign currency forward contract (DKK)	$744	4,740kr.	03/31/26	(4)	Derivative liabilities
Foreign currency forward contract (EUR)	$650	€550	03/31/26	2	Derivative assets
Foreign currency forward contract (EUR)	$29,994	€25,611	03/31/26	(177)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,000	$1,346	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$35,247	£26,432	03/31/26	(283)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,803	NZ$11,712	03/31/26	44	Derivative assets
Foreign currency forward contract (NOK)	$2,433	24,673kr	03/31/26	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,084	19,285kr	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (CHF)	$2,437	1,934Fr.	03/31/26	(21)	Derivative liabilities
Total				$(592)
As of September 30, 2026 and December 31, 2025, the total fair value of the Company’s foreign currency forward contracts was $1.5 million and $(0.6) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
As of both September 30, 2026 and December 31, 2025, the Company had $568.7 million in total capital commitments from investors of which $5.0 million was from C.M. Life Insurance Company, an affiliate of MassMutual and the Adviser, and $95.0 million was from MassMutual. As of both September 30, 2026 and December 31, 2025, all commitments have been funded.
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$356	$475
ABC Legal Holdings, LLC	Revolver	267	433
Accelevation LLC	Delayed Draw Term Loan	109	239
Accelevation LLC	Revolver	567	473
Accurus Aerospace Corporation(2)	Revolver	—	807
AD Bidco, Inc.	Delayed Draw Term Loan	—	130
AD Bidco, Inc.	Revolver	—	434
Adhefin International(3)	Delayed Draw Term Loan	431	446
AFT Fastener Holdings, LLC(2)	Delayed Draw Term Loan	1,450	—
AFT Fastener Holdings, LLC(2)	Revolver	414	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	3,131	489
AirX Climate Solutions, Inc.(2)	Revolver	163	163
Alpha Holdings LLC(2)	Delayed Draw Term Loan	1,177	—
Alpha Holdings LLC(2)	Revolver	413	—
Americo Chemical Products, LLC	Revolver	471	471
AMP Purchaser, LLC	Revolver	295	—
Anthracite Buyer, Inc.	Revolver	643	643
Apex Service Partners, LLC	Delayed Draw Term Loan	374	2,047
Apex Service Partners, LLC	Revolver	69	51
Application Boot Camp LLC	Revolver	352	352
Arc Education(3)	Delayed Draw Term Loan	1,094	1,131
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	338	589
ARC Interco Purchaser, LLC(2)	Revolver	364	364
Argus Intermediate, LLC	Delayed Draw Term Loan	1,196	1,196
Argus Intermediate, LLC	Revolver	266	143
Armstrong Transport Group, LLC	Delayed Draw Term Loan	1,379	—
Armstrong Transport Group, LLC	Revolver	536	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	405	446
ASC Communications, LLC	Revolver	658	658
ATL II MRO Holdings Inc.	Revolver	1,912	1,912
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,001	960
AWP Group Holdings, Inc.	Revolver	263	—
Azalea Buyer, Inc.	Revolver	321	321
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	55
Basin Innovation Group, LLC	Revolver	255	255
BCTS Parent, LLC(2)(6)	Delayed Draw Term Loan	848	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
BCTS Parent, LLC(2)(6)	Revolver	145	—
Bitly, Inc.	Revolver	94	94
BKF Buyer, Inc.(2)	Revolver	1,253	1,253
BLI Buyer, Inc.	Delayed Draw Term Loan	474	474
BLI Buyer, Inc.	Revolver	370	400
BNI Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	147	—
BNI Intermediate Holdings, LLC(2)	Revolver	657	—
BrightSign LLC	Revolver	405	179
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	240	290
Broadway Buyer, LLC	Delayed Draw Term Loan	254	330
Broadway Buyer, LLC	Revolver	174	193
Cadence, Inc.(2)	Delayed Draw Term Loan	1,138	—
Cadence, Inc.(2)	Revolver	737	—
Caldwell & Gregory LLC(2)	Delayed Draw Term Loan	—	375
Caldwell & Gregory LLC(2)	Revolver	1,500	1,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	—	53
Cascade Residential Services LLC(2)	Revolver	66	165
CCFF Buyer, LLC	Delayed Draw Term Loan	665	730
CCFF Buyer, LLC	Revolver	507	608
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	55	55
Cherry Bekaert Advisory LLC(2)	Delayed Draw Term Loan	1,562	—
Cherry Bekaert Advisory LLC(2)	Revolver	327	—
CloudOne Digital Corp.	Revolver	451	451
Comply365, LLC(2)	Revolver	315	407
Constellation Bidco Limited	Delayed Draw Term Loan	107	—
Constellation Bidco Limited	Revolver	71	—
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	538	556
Credit Key Funding II LLC	Delayed Draw Term Loan	2,502	2,841
Credit Key Funding II LLC	Revolver	169	—
CTA Inc.	Delayed Draw Term Loan	1,298	—
CTA Inc.	Revolver	923	—
Dane Street, LLC	Delayed Draw Term Loan	663	—
Dane Street, LLC	Revolver	353	—
David Wood Baking UK Ltd(4)	Delayed Draw Term Loan	304	—
DAWGS Intermediate Holdings Co.(2)	Revolver	505	488
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Revolver	286	210
Discovery Buyer, L.P.	Delayed Draw Term Loan	922	922
Discovery Buyer, L.P.	Revolver	625	625
Durare Bidco, LLC	Delayed Draw Term Loan	104	431
Durare Bidco, LLC	Revolver	431	431
EB Development(3)	Capex / Acquisition Facility	—	242
EB Development(3)	Delayed Draw Term Loan	—	627
Eclipse Business Capital, LLC	Delayed Draw Term Loan	1,667	—
Eclipse Business Capital, LLC	Revolver	5,166	6,334
EMI Porta Holdco LLC	Revolver	526	941

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Encore Buyer, LLC(2)	Delayed Draw Term Loan	1,097	—
Encore Buyer, LLC(2)	Revolver	1,286	—
ERS Holdings, LLC(2)	Delayed Draw Term Loan	489	—
ERS Holdings, LLC(2)	Revolver	134	—
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	161	—
Everest Midco Limited(2)	Revolver	86	—
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	985	985
Expert Institute Group Inc.(2)	Revolver	530	530
Express Wash Acquisition Company, LLC(2)	Revolver	289	289
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	457	200
Finaxy Holding(3)	Delayed Draw Term Loan	—	655
Forest Buyer, LLC(2)	Revolver	298	298
Forge Borrower, LLC	Delayed Draw Term Loan	1,316	—
Forge Borrower, LLC	Revolver	263	—
GB Eagle Buyer, Inc.	Revolver	2,138	1,737
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	356	341
GMES LLC	Delayed Draw Term Loan	136	313
GMES LLC	Revolver	204	229
GMF Parent, Inc.(2)	Delayed Draw Term Loan	393	747
GMF Parent, Inc.(2)	Revolver	223	292
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	51
Groupe Product Life(2)(3)	Delayed Draw Term Loan	20	21
Hawksford Trustees Jersey LTD(2)(4)	Capex / Acquisition Facility	313	—
Haystack Holdings LLC(2)	Delayed Draw Term Loan	748	1,699
Haystack Holdings LLC(2)	Revolver	412	412
HeartHealth Bidco Pty Ltd(5)	Delayed Draw Term Loan	74	113
HemaSource, Inc.	Revolver	902	902
High Street Buyer Inc.(2)	Delayed Draw Term Loan	1,853	2,250
HomeX Services Group LLC(2)	Delayed Draw Term Loan	868	1,334
HomeX Services Group LLC(2)	Revolver	290	360
HS Advisory Buyer LLC	Delayed Draw Term Loan	184	217
HS Advisory Buyer LLC	Revolver	107	200
HSL Compliance(4)	Delayed Draw Term Loan	262	429
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,023	1,023
HTI Technology & Industries(2)	Revolver	409	682
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	96	96
Hydratech Holdings, Inc.(2)	Revolver	263	311
Ice House America, L.L.C.(2)	Revolver	180	36
IM Square(2)(3)	Capex / Acquisition Facility	3,067	—
Immix Buyer, LLC	Revolver	968	—
IMS Services Enterprises, LLC	Delayed Draw Term Loan	294	—
IMS Services Enterprises, LLC	Revolver	220	—
Integrated Precision Systems, LLC	Delayed Draw Term Loan	926	—
Integrated Precision Systems, LLC	Revolver	432	—

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
International Fleet Financing No.2 B.V.(2)(3)	Revolver	49	126
Interstellar Group B.V.(3)	Delayed Draw Term Loan	—	628
InvoCare Limited(5)	Delayed Draw Term Loan	124	119
ITI Intermodal, Inc.	Revolver	530	530
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	—	157
KAMC Holdings Inc.(2)	Revolver	397	344
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	377	407
Kanawha Scales & Systems, LLC	Revolver	134	144
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	95	67
Keystone Bidco B.V.(3)	Revolver	—	42
Kite Topco Ltd(2)(4)	Capex / Acquisition Facility	199	—
L.A. Specialty Produce Co., LLC	Delayed Draw Term Loan	442	—
L.A. Specialty Produce Co., LLC	Revolver	291	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	183
LeadsOnline, LLC	Revolver	1,952	1,952
LHS Borrower, LLC(2)	Revolver	152	181
Lido Purchaser, Inc.	Delayed Draw Term Loan	1,111	—
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	222	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	411	411
Lockmasters Security Intermediate, Inc.	Revolver	176	176
London Buyer, LLC	Delayed Draw Term Loan	213	—
London Buyer, LLC	Revolver	373	—
Maia Bidco Limited(4)	Delayed Draw Term Loan	667	675
Maia Bidco Limited(4)	Revolver	—	169
Main Line Commercial Pools LLC	Delayed Draw Term Loan	472	—
Main Line Commercial Pools LLC	Revolver	118	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	32	—
Marmoutier Holding B.V.(2)(3)	Term Loan	—	42
Matrix Buyer, LLC	Delayed Draw Term Loan	214	—
Matrix Buyer, LLC	Revolver	156	—
MB Purchaser, LLC	Delayed Draw Term Loan	—	393
MB Purchaser, LLC	Revolver	281	281
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	—	16
Media Recovery, Inc. (SpotSee)(2)	Revolver	433	433
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	537	544
Megawatt Acquisitionco, Inc.(2)	Revolver	258	332
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	—	389
MIV Buyer, LLC(2)	Delayed Draw Term Loan	511	644
MIV Buyer, LLC(2)	Revolver	250	159
Modern Star Holdings Bidco Pty Limited(5)	Term Loan	—	405
Momentum Textiles, LLC(2)	Revolver	280	280
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	298	593
MSI Express Inc.(2)	Revolver	78	190
Nationwide Legal Services, LLC	Delayed Draw Term Loan	1,913	—
Nationwide Legal Services, LLC	Revolver	588	—
NAW Buyer LLC	Delayed Draw Term Loan	503	1,174
NAW Buyer LLC	Revolver	379	379

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Next Holdco, LLC	Revolver	73	73
NF Holdco, LLC(2)	Revolver	—	420
Northstar Recycling, LLC	Revolver	705	705
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	246	255
OAC Holdings I Corp	Revolver	607	685
OSP AFS Buyer, LLC	Delayed Draw Term Loan	668	1,425
OSP AFS Buyer, LLC	Revolver	327	327
OSP Hamilton Purchaser, LLC(2)	Revolver	363	363
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	147	147
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	139	139
Owl Intermediate Holdings, LLC(2)	Revolver	398	454
Panther Bidco Pty Ltd(5)	Capex / Acquisition Facility	143	—
Pelco Solutions(2)	Delayed Draw Term Loan	1,224	—
Pelco Solutions(2)	Revolver	459	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	302	—
Petrus Buyer Inc.	Delayed Draw Term Loan	1,777	—
Polara Enterprises, L.L.C.	Revolver	632	474
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	876	—
PowerGEM Buyer, Inc.(2)	Revolver	116	—
Premium Invest(3)	Capex / Acquisition Facility	440	455
Proceed Legal Inc.	Delayed Draw Term Loan	385	—
Proceed Legal Inc.	Revolver	79	—
Process Insights Acquisition, Inc.(2)	Revolver	338	—
ProfitOptics, LLC(2)	Revolver	316	194
Pro-Vision Solutions Holdings, LLC(2)	Revolver	1,754	1,919
Pulse Holding GmbH(2)(3)	Capex / Acquisition Facility	490	—
Pulse Holding GmbH(2)(3)	Revolver	49	—
Qima Finance LTD(2)	Capex / Acquisition Facility	—	186
Quantios Management Services Limited(2)(4)	Capex / Acquisition Facility	104	—
Quantios Management Services Limited(2)(4)	Revolver	260	—
R1 Holdings, LLC(2)	Revolver	179	110
Randys Holdings, Inc.	Delayed Draw Term Loan	—	611
Randys Holdings, Inc.	Revolver	944	1,399
Rapid Buyer LLC	Delayed Draw Term Loan	1,762	1,762
Rapid Buyer LLC	Revolver	881	881
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	149	295
Real Chemistry Intermediate III, Inc.(2)	Revolver	394	394
Recon Buyer LLC	Delayed Draw Term Loan	898	1,612
Recon Buyer LLC	Revolver	204	204
REP SEKO Merger Sub, LLC(2)	Delayed Draw Term Loan	—	152
RKD Group, LLC	Delayed Draw Term Loan	189	274
RKD Group, LLC	Revolver	104	189
Rocade Holdings LLC(2)	Delayed Draw Term Loan	540	3,567
Rocade Holdings LLC(2)	Preferred Equity	4,500	4,500
Rock Labor LLC(2)	Revolver	625	625
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,168	2,168
ROI Solutions LLC(2)	Revolver	1,940	1,940

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
RPX Corporation	Revolver	1,008	1,008
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	293	281
Saab Purchaser, Inc.(2)	Revolver	957	957
Salsify Inc.(2)	Delayed Draw Term Loan	622	—
Salsify Inc.(2)	Revolver	445	—
Sanoptis S.A.R.L.(3)	Term Loan	—	2,786
Sapphire Bidco S.A.R.L.(2)(3)	Delayed Draw Term Loan	372	407
SBP Holdings LP	Delayed Draw Term Loan	532	—
SBP Holdings LP	Revolver	—	532
Scout Bidco B.V.(2)(3)	Revolver	—	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	164	513
SCP CDH Buyer, Inc.	Revolver	243	243
SCP Medical Products, LLC.	Revolver	128	213
Screenvision, LLC	Revolver	613	613
Sinari Invest(2)(3)	Delayed Draw Term Loan	—	509
Skyvault Holdings LLC	Delayed Draw Term Loan	—	546
Skyvault Holdings LLC	Equity	—	182
SmartShift Group, Inc.	Revolver	1,101	1,101
Solo Buyer, L.P.(2)	Revolver	698	678
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	399	521
SPATCO Energy Solutions, LLC(2)	Revolver	446	594
Spatial Business Systems LLC	Revolver	—	703
SRS Acquiom Holdings LLC	Revolver	449	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	502	—
Stage 3 Holdco LLC	Delayed Draw Term Loan	735	—
Stage 3 Holdco LLC	Revolver	294	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	275	448
Superjet Buyer, LLC(2)	Revolver	876	876
Surface Finishing Technologies Inc.	Delayed Draw Term Loan	694	—
Surface Finishing Technologies Inc.	Revolver	347	—
Surgical Precision Instruments GmbH(2)(3)	Delayed Draw Term Loan	207	—
SVI International LLC	Revolver	—	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	303	909
Swoop Intermediate III, Inc.	Revolver	303	303
Syntax Midco 2 Inc.	Delayed Draw Term Loan	498	498
Syntax Midco 2 Inc.	Revolver	308	262
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	748	748
TA KHP Aggregator, L.P.	Revolver	299	299
Tallman Equipment Co., Inc.	Delayed Draw Term Loan	588	—
Tallman Equipment Co., Inc.	Revolver	294	—
Tank Holding Corp(2)	Revolver	589	655
Tanqueray Bidco Limited(2)(4)	Capex / Acquisition Facility	—	1,217
TAPCO Buyer LLC(2)	Revolver	496	583
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(3)	Revolver	—	167
Tencarva Machinery Company, LLC	Revolver	752	752

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	—	1,494
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	1,039	1,039
THG Acquisition, LLC	Delayed Draw Term Loan	121	577
THG Acquisition, LLC	Revolver	331	465
Trintech, Inc.	Revolver	—	255
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	75	137
TSYL Corporate Buyer, Inc.	Revolver	122	122
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	109	117
UHY Advisors, Inc.	Delayed Draw Term Loan	732	5,832
UHY Advisors, Inc.	Revolver	1,383	1,247
UNA 658 Equity Management GmbH(2)(3)	Capex / Acquisition Facility	94	—
Unither (Uniholding)(3)	Delayed Draw Term Loan	—	509
Unosquare, LLC(2)	Delayed Draw Term Loan	666	666
Unosquare, LLC(2)	Revolver	323	323
Vista Acquisition, LLC	Delayed Draw Term Loan	373	—
Vista Acquisition, LLC	Revolver	414	—
VPP Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	462	—
VPP Intermediate Holdings, LLC(2)	Revolver	234	—
Webcentral DEH(2)(3)	Capex / Acquisition Facility	985	—
Whitcraft Holdings, Inc.	Revolver	434	943
Woodland Foods, LLC(2)	Revolver	823	1,048
World 50, Inc.	Revolver	243	243
WWEC Holdings III Corp	Revolver	932	932
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	—	332
Zest Bidco GmbH(2)(3)	Delayed Draw Term Loan	240	—
Total unused commitments to extend financing		$148,745	$135,806
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025
Per share data:
Net asset value at beginning of period	$22.41	$22.57
Net investment income (1)	1.85	1.94
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)(2)	(0.15)	(0.02)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.33)	(0.10)
Total increase from investment operations (1)	1.37	1.82
Dividends paid to stockholders from net investment income	(1.90)	(1.92)
Net asset value at end of period	$21.88	$22.47
Shares outstanding at end of period	34,018,951	32,068,348
Net assets at end of period	$744,166	$720,618
Average net assets	$742,464	$709,700
Ratio of total expenses to average net assets (annualized) (3)	7.18%	9.01%
Ratio of net investment income to average net assets (annualized) (3)	10.99%	11.37%
Portfolio turnover ratio (annualized)	14.75%	10.95%
Total return (4)	6.24%	8.26%
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
9. SUBSEQUENT EVENTS
On October 22, 2026, the Company entered into a Note Purchase Agreement (the “October 2026 NPA”) governing the issuance of $100.0 million in aggregate principal amount of senior unsecured notes due February 22, 2028 (the “February 2028 Notes”) to qualified institutional investors in a private placement. The February 2028 Notes were delivered and paid for on October 22, 2026.
The February 2028 Notes have a fixed interest rate of 6.79% per year, subject to a step up of 0.75% per year, to the extent the February 2028 Notes fail to satisfy certain investment grade rating conditions. The proceeds from the issuance of the February 2028 Notes, along with cash on hand, were used to prepay in full on October 22, 2026, the February 2027 Notes (plus accrued and unpaid interest to, but not including, the date of prepayment).
The February 2028 Notes will mature on February 22, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the October 2026 NPA. Interest on the February 2028 Notes will be due semiannually in February and August of each year, beginning in February 2027. In addition, the Company is obligated to offer to repay the February 2028 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if

Barings Capital Investment Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
certain change in control events occur. Subject to the terms of the October 2026 NPA, the Company may redeem the February 2028 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 22, 2027, a make-whole premium.
The October 2026 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, liens, restricted payments, and investments. In addition, the October 2026 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt-to-equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The October 2026 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or its subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of greater than 66-2/3% in principal amount of the February 2028 Notes at the time outstanding may declare all February 2028 Notes then outstanding to be immediately due and payable.
On October 22, 2026, the Company entered into Amendment No. 1 to the ING Credit Facility, as amended (“Amendment No. 1”), among the Company, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent, which, among other things, permitted the issuance of the February 2028 Notes.
On November 5, 2026, the Board declared a quarterly dividend of $0.62 per share payable on December 9, 2026 to holders of record as of November 25, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
The weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Debt investments other than non-accrual debt investments (1)	9.4%	9.2%
Total debt investments (2)	9.1%	9.1%
Debt investments other than non-accrual debt investments and other income producing securities (3)	9.8%	9.6%
Total debt investments and other income producing securities (4)	9.6%	9.5%
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

Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $396.3 billion (as of September 30, 2026) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPF are investment teams focused on illiquid investments and are principally segmented based on the jurisdictions in which the investment teams are located. Barings GPF provides a full set of solutions to middle market issuers in their respective geographies, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The Barings GPF investment team averages over 19 years of industry experience at the Managing Director and Director level. Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Composition
The total value of our investment portfolio was $1,308.4 million as of September 30, 2026, as compared to $1,337.0 million as of December 31, 2025. As of September 30, 2026, we had investments in 329 portfolio companies with an aggregate cost of $1,322.9 million. As of December 31, 2025, we had investments in 302 portfolio companies with an aggregate cost of $1,335.1 million. As of both September 30, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Senior debt and 1st lien notes	$997,433	75%	$973,420	74%
Subordinated debt and 2nd lien notes	89,717	7	88,242	7
Structured products	9,517	1	9,417	1
Equity shares	196,345	15	226,107	17
Equity warrants	2	—	681	—
Royalty rights	603	—	754	—
Investment in joint ventures	29,298	2	9,810	1
	$1,322,915	100%	$1,308,431	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$1,008,262	76%	$998,121	75%
Subordinated debt and 2nd lien notes	76,101	6	75,070	6
Structured products	19,208	1	19,666	1
Equity shares	191,329	14	220,229	16
Equity warrants	2	—	583	—
Royalty rights	646	—	743	—
Investment in joint ventures	39,529	3	22,548	2
	$1,335,077	100%	$1,336,960	100%

Investment Activity
Total portfolio investment activity for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Investments funded:
New portfolio company investments	$120,348	$105,168
Additional investments in existing portfolio companies	78,552	48,508
Total investments funded	$198,900	$153,676
Investments sold or repaid:
Loans repaid	$84,252	$85,716
Principal payments and sales proceeds	118,790	67,511
Equity sales	1,811	12,722
Exit of royalty rights	—	2,326
Return of capital from joint ventures, royalty rights, and equity investments	11,900	5,993
Total investments sold or repaid	$216,753	$174,268
Net realized gains (losses) on investments sold, repaid, or restructured:
Loans repaid	$(2,147)	$92
Principal payments and sales proceeds	(2,015)	(2,841)
Equity sales	1,219	6,459
Exit of royalty rights	—	1,233
Restructured investments	(2,038)	(4,695)
Net realized gains (losses) on investments sold, repaid, or restructured	$(4,981)	$248

Number of new portfolio company investments	53	47
Number of loans repaid	23	23
Number of investments restructured	3	3
The following tables reconcile the beginning and ending balances of our total portfolio measured at fair value for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$998,121	$75,070	$19,666	$220,229	$583	$743	$22,548	$1,336,960
New investments	154,551	41,849	—	2,500	—	—	—	198,900
Investment restructuring	(3,345)	(131)	—	3,476	—	—	—	—
Proceeds from sales of investments / return of capital	(3,361)	—	(10,000)	(3,437)	—	(43)	(10,231)	(27,072)
Loan origination fees received	(2,089)	(314)	—	—	—	—	—	(2,403)
Principal repayments received	(157,843)	(31,466)	(372)	—	—	—	—	(189,681)
Payment-in-kind interest /dividends	4,220	3,213	—	1,259	—	—	—	8,692
Accretion of loan premium /discount	414	—	4	—	—	—	—	418
Accretion of deferred loan origination revenue	3,632	333	—	—	—	—	—	3,965
Realized gain (loss)	(7,007)	130	677	1,219	—	—	—	(4,981)
Unrealized appreciation (depreciation)	(13,873)	(442)	(558)	861	98	54	(2,507)	(16,367)
Fair value, end of period	$973,420	$88,242	$9,417	$226,107	$681	$754	$9,810	$1,308,431

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Total
Fair value, beginning of period	$1,007,792	$77,500	$27,397	$209,930	$1,217	$2,917	$30,203	$1,356,956
New investments	131,963	14,230	—	7,483	—	—	—	153,676
Investment restructuring	424	(424)	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(11,591)	—	(4,838)	(12,739)	—	(2,387)	(5,915)	(37,470)
Loan origination fees received	(2,024)	(320)	—	—	—	—	—	(2,344)
Principal repayments received	(116,967)	(17,731)	(2,100)	—	—	—	—	(136,798)
Payment-in-kind interest / dividends	3,169	162	—	6,142	—	—	—	9,473
Accretion of loan premium / discount	650	96	12	—	—	—	—	758
Accretion of deferred loan origination revenue	4,022	365	—	—	—	—	—	4,387
Realized gain (loss)	(7,175)	(107)	(162)	6,459	—	1,233	—	248
Unrealized appreciation (depreciation)	23,921	1,101	511	(947)	(685)	(972)	163	23,092
Fair value, end of period	$1,034,184	$74,872	$20,820	$216,328	$532	$791	$24,451	$1,371,978
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

The following table shows the classification of our investments by risk rating as of September 30, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$106,013	8%	$139,713	10%
Category 2	974,608	75	947,169	72
Category 3	138,058	11	154,704	12
Category 4	61,167	5	51,022	4
Category 5	19,769	1	27,995	2
Total	$1,299,615	100%	$1,320,603	100%
(1)Excludes 10% member interest in Banff.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2026, we had eight portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $9.7 million, which comprised 0.7% of the total fair value of our portfolio, and the aggregate cost of which was $22.8 million, which comprised 1.7% of the total cost of our portfolio. As of December 31, 2025, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $5.1 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $12.6 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2026 is provided below.
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Acogroup was $3.2 million and the fair value of such investment was $0.5 million.
BPG Holdings IV Corp
During the quarter ended September 30, 2026, we placed our debt investment in BPG Holdings IV Corp., or BPG Holdings, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in BPG Holdings for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in BPG Holdings was $10.0 million and the fair value of such investment was $6.4 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Canadian Orthodontics was $1.8 million and the fair value of such investment was $0.1 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of September 30, 2026, the cost of our subordinated debt investment in Eurofins was $1.0 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH., or GPNZ, on non-accrual status. During the quarter ended September 30, 2026, we placed our first lien 10.0% PIK debt investment in GPNZ on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in GPNZ for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in GPNZ was $1.0 million and the fair value of such investments was nil.
REP SEKO Merger Sub, LLC
During the quarter ended September 30, 2026, we placed our first lien SOFR + 7.00% debt investment in REP SEKO Merger Sub, LLC., or SEKO, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien SOFR + 7.00% debt investment in SEKO for financial reporting purposes. As of September 30, 2026, the cost of our first lien SOFR + 7.00% debt investment in SEKO was $2.8 million and the fair value of such investment was $1.4 million.
Scaled Agile, Inc.
During the quarter ended June 30, 2026, we placed our debt investments in Scaled Agile, Inc., or Scaled Agile, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Scaled Agile for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in Scaled Agile was $2.2 million and the fair value of such investments was $0.7 million.
Team Air Distributing, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Team Air Distributing, LLC, or Team Air, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Team Air for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Team Air was $0.8 million and the fair value of such investments was $0.6 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2026, the cost of our debt investment in A.T. Holdings was $7.1 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $5.5 million, or 0.4% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$34,199	$37,344	$101,163	$108,507
Total operating expenses	12,736	15,504	38,979	46,932
Net investment income before taxes	21,463	21,840	62,184	61,575
Income taxes, including excise tax expense	350	231	1,001	1,037
Net investment income after taxes	21,113	21,609	61,183	60,538
Net realized gains (losses)	(4,786)	(2,334)	(5,278)	(583)
Net unrealized appreciation (depreciation)	1,069	(781)	(10,866)	(3,137)
Net realized gains (losses) and unrealized appreciation (depreciation)	(3,717)	(3,115)	(16,144)	(3,720)
Net increase in net assets resulting from operations	$17,396	$18,494	$45,039	$56,818
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Total interest income	$23,344	$26,036	$69,710	$79,583
Total dividend income	5,025	4,225	16,104	9,200
Total fee and other income	2,132	1,982	5,469	6,124
Total payment-in-kind interest income	2,851	2,655	7,392	6,732
Total payment-in-kind dividend income	842	2,442	2,467	6,847
Interest income from cash	5	4	21	21
Total investment income	$34,199	$37,344	$101,163	$108,507
The decrease in total investment income for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily driven by a decrease in outstanding debt investments from $1,166.9 million as of September 30, 2025 to $1,119.1 million as of September 30, 2026 and a decrease in the weighted average yield on our debt investments, other than non-accrual debt investments, from 9.5% to 9.4% over the same period. These decreases were partially offset by higher dividend income from portfolio companies and joint venture investments.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses:
Interest and other financing fees	$9,354	$11,065	$27,419	$34,135
Base management fee	506	529	1,513	1,581
Incentive management fees	1,881	3,119	7,135	8,622
Other general and administrative expenses	995	791	2,912	2,594
Total operating expenses	$12,736	$15,504	$38,979	$46,932
Interest and Other Financing Fees
The decrease in interest and other financing fees for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, was primarily attributable to a lower weighted average borrowings and lower weighted average interest rate on the ING Credit Facility (as defined below under “Financial Condition, Liquidity and Capital Resources”). The weighted average borrowings outstanding and weighted average interest rate on the ING Credit Facility for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average borrowings outstanding, ING Credit Facility	$533,833	$606,965	$531,569	$615,485
Weighted average interest rate, ING Credit Facility	5.5%	6.0%	5.4%	6.2%
Base Management Fee
For both the three months ended September 30, 2026 and 2025, the amount of base management fees incurred under the terms of the Advisory Agreement (the “Base Management Fees”) were approximately $0.5 million. For the nine months ended September 30, 2026 and 2025, the amount of Base Management Fees incurred were approximately $1.5 million and $1.6 million, respectively.
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
For the three and nine months ended September 30, 2026, the amount of Income-Based Fees incurred were $1.9 million and $7.1 million, respectively, as compared to $3.1 million and $8.6 million for the three and nine months ended September 30, 2025, respectively. The decrease in Income-Based Fees was primarily attributable to the Incentive Fee Cap. Although we generated sufficient Pre-Incentive Fee Net Investment Income to earn a higher Income-Based Fee under the standard fee calculation, cumulative net capital losses within the trailing twelve-quarter lookback period reduced our Cumulative Pre-Incentive Fee Net Return, thereby limiting the amount of Income-Based Fee payable during 2026.
Other General and Administrative Expenses
For the three and nine months ended September 30, 2026 the amount of administration expense incurred and invoiced by Barings for expenses under the terms of the Administration Agreement (see “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement) was approximately $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.2 million and $0.6 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,462)	$(68)	$(2,795)	$245
Affiliate investments	(2,186)	3	(2,186)	3
Benefit from (provision for) taxes	—	—	—	(36)
Net realized gains (losses) on investments	(4,648)	(65)	(4,981)	212
Foreign currency transactions	202	(124)	428	1,930
Forward currency contracts	(340)	(2,145)	(725)	(2,725)
Net realized gains (losses)	$(4,786)	$(2,334)	$(5,278)	$(583)
During the three months ended September 30, 2026, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Bariacum S.A	$(2,770)
Biolam Group	(2,186)
Remaining portfolio companies, net	308
Total	$(4,648)

During the nine months ended September 30, 2026, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Bariacum S.A	$(2,772)
Biolam Group	(2,186)
EMI Porta Holdco LLC (1)	(1,879)
DecksDirect, LLC	(1,103)
AIT Worldwide Logistics Holdings, Inc.	510
Ocelot Holdco LLC	619
Flexential Issuer, LLC	677
Remaining portfolio companies, net	1,153
Total	$(4,981)
(1) Investment was restructured during the period.
During the three months ended September 30, 2025, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Zeppelin Bidco Limited (1)	$(2,417)
Accelerant Holdings	2,223
Remaining portfolio companies, net	129
Total	$(65)
(1) Investment was restructured during the period.
During the nine months ended September 30, 2025, the net realized gain on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Accelerant Holdings	$2,223
Learfield Communications, LLC	2,168
OA Buyer, Inc.	1,448
Coherus Biosciences, Inc.	1,233
Narda Acquisitionco, Inc.	424
Zeppelin Bidco Limited (1)	(2,417)
Marmoutier Holding B.V. (1)	(2,452)
Blue Ribbon, LLC	(2,587)
Remaining portfolio companies, net	208
Total (2)	$248
(1) Investment was restructured during the period.
(2) Excludes provision for income taxes of $36.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$679	$(5,928)	$(15,150)	$19,328
Affiliate investments	(695)	803	(1,200)	2,995
Net unrealized appreciation (depreciation) on investments	(16)	(5,125)	(16,350)	22,323
Foreign currency transactions	365	(736)	3,429	(11,948)
Forward currency contracts	720	5,080	2,055	(13,512)
Net unrealized appreciation (depreciation)	$1,069	$(781)	$(10,866)	$(3,137)
Net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2026 and 2025 was driven primarily by the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation) on investments:
Credit or fundamental performance of current portfolio investments	$(3,921)	$(7,041)	$(9,573)	$(12,920)
Broad market moves for current portfolio investments	531	2,143	(7,524)	6,273
Impact of foreign currency exchange rates on current portfolio investments	(814)	(1,102)	(4,583)	26,353
Net unrealized appreciation (depreciation) on current portfolio investments	(4,204)	(6,000)	(21,680)	19,706
Deferred taxes	(11)	(223)	17	(769)
Net unrealized appreciation (depreciation) reclassification adjustments related to the net realized gains (losses) on the sales / repayments of certain investments	4,199	1,098	5,313	3,386
Net unrealized appreciation (depreciation) on investments	$(16)	$(5,125)	$(16,350)	$22,323
The ten largest contributors to the change in net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2026 consisted of the following:

Portfolio Company	Three Months Ended	Portfolio Company	Nine Months Ended
($ in thousands)	September 30, 2026	($ in thousands)	September 30, 2026
Policy Services Company, LLC	$(3,085)	Policy Services Company, LLC	$(3,239)
GB Eagle Buyer, Inc.	(2,271)	FinThrive Software Intermediate Holdings Inc.	(2,909)
BPG Holdings IV Corp	(1,690)	Banff Partners LP	(2,541)
Banff Partners LP	(855)	Syniverse Holdings, Inc.	(2,470)
Polara Enterprises, L.L.C.	757	BPG Holdings IV Corp	(1,781)
Trident Maritime Systems, Inc.	816	Scaled Agile, Inc.	(1,185)
A.T. Holdings II LTD	1,046	Rocade Holdings LLC	1,202
Accelerant Holdings	1,599	EMI Porta Holdco LLC	1,280
Biolam Group	2,173	Biolam Group	1,411
Bariacum S.A	2,548	Bariacum S.A	2,045
Remaining portfolio companies, net	(1,043)	Remaining portfolio companies, net	(8,180)
Total (excluding deferred taxes)	$(5)	Total (excluding deferred taxes)	$(16,367)

The ten largest contributors to the change in net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2025 consisted of the following:

Portfolio Company	Three Months Ended	Portfolio Company	Nine Months Ended
($ in thousands)	September 30, 2025	($ in thousands)	September 30, 2025
REP SEKO Merger Sub, LLC	$(3,321)	Blue Ribbon, LLC	$3,457
Policy Services Company, LLC	(2,071)	Marmoutier Holding B.V.	2,380
Accelerant Holdings	(1,535)	Coastal Marina Holdings, LLC	1,580
Flywheel Re Segregated Portfolio 2022-4	(1,414)	Coyo Uprising GmbH	1,520
Bariacum S.A	(727)	Eclipse Business Capital, LLC	1,305
BPG Holdings IV Corp	(508)	Celebration Bidco, LLC	(1,520)
Trident Maritime Systems, Inc.	(456)	Learfield Communications, LLC	(1,539)
Syniverse Holdings, Inc.	379	Trident Maritime Systems, Inc.	(1,679)
CTI Foods Holdings Co., LLC	472	Policy Services Company, LLC	(2,705)
Zeppelin Bidco Limited	2,307	REP SEKO Merger Sub, LLC	(4,706)
Remaining portfolio companies, net	1,972	Remaining portfolio companies, net	24,999
Total (excluding deferred taxes)	$(4,902)	Total (excluding deferred taxes)	$23,092
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
On June 24, 2020, our sole stockholder approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the Investment Company Act of 1940, as amended (the “1940 Act”). As a result of stockholder approval, effective June 25, 2020, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, in accordance with the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 221.5% as of September 30, 2026.
Cash Flows
For the nine months ended September 30, 2026, we experienced a net decrease in cash in the amount of $17.3 million. During that period, our operating activities provided $59.2 million in cash, with proceeds from sales or repayments of portfolio investments totaling $210.9 million and other cash collections from investments exceeding purchases of portfolio investments of $199.2 million. In addition, our financing activities used $76.6 million of cash, consisting of net repayments under the ING Credit Facility of $46.6 million and dividends paid in the amount of $29.9 million. As of September 30, 2026, we had $23.5 million of cash on hand, including foreign currencies.
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
ING and other lenders under the ING Credit Facility, and their respective affiliates, may from time to time receive customary fees and expenses in the performance of investment banking, financial advisory or other services for us. As of September 30, 2026, we were in compliance with all covenants of the ING Credit Facility.
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
As of September 30, 2026, we had U.S. dollar borrowings of $371.5 million under the ING Credit Facility with a weighted average interest rate of 5.898% (with term SOFR borrowings subject to one month SOFR of 3.798%), borrowings denominated in Canadian dollars of C$1.2 million ($0.8 million U.S. dollars) with an interest rate of 4.583% (one month CORRA of 2.583%), borrowings denominated in British pounds sterling of £16.2 million ($21.5 million U.S. dollars) with an interest rate of 5.762% (one month SONIA of 3.729%) and borrowings denominated in Euros of €103.5 million ($117.6 million U.S. dollars) with an interest rate of 4.438% (one month EURIBOR of 2.438%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the ING Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the ING Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2026, the total fair value of the borrowings outstanding under the ING Credit Facility was $511.4 million. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the ING Credit Facility.
For more information, see “Recent Developments.”
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
Our obligations under the February 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2026, we were in compliance with all covenants under the February 2022 NPA.

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
As of September 30, 2026, the fair value of the outstanding February 2027 Notes was $98.7 million. The fair value determination of the February 2027 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information, see “Recent Developments.”
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
Recent Developments
Subsequent to September 30, 2026, we made approximately $29.6 million of new commitments, of which $21.1 million closed and funded. The $21.1 million of investments consists of $20.9 million of first lien senior secured debt investments and

$0.2 million of equity investments. The weighted average yield of the debt investments was 12.5%. In addition, we funded $10.6 million of previously committed revolvers and delayed draw term loans.
On October 22, 2026, we entered into a Note Purchase Agreement (the “October 2026 NPA”) governing the issuance of $100.0 million in aggregate principal amount of senior unsecured notes due February 22, 2028 (the “February 2028 Notes”) to qualified institutional investors in a private placement. The February 2028 Notes were delivered and paid for on October 22, 2026.
The February 2028 Notes have a fixed interest rate of 6.79% per year, subject to a step up of 0.75% per year, to the extent the February 2028 Notes fail to satisfy certain investment grade rating conditions. The proceeds from the issuance of the February 2028 Notes, along with cash on hand, were used to prepay in full on October 22, 2026, the February 2027 Notes (plus accrued and unpaid interest to, but not including, the date of prepayment).
The February 2028 Notes will mature on February 22, 2028, unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the October 2026 NPA. Interest on the February 2028 Notes will be due semiannually in February and August of each year, beginning in February 2027. In addition, we are obligated to offer to repay the February 2028 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the October 2026 NPA, we may redeem the February 2028 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 22, 2027, a make-whole premium.
The October 2026 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, liens, restricted payments, and investments. In addition, the October 2026 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to us under the 1940 Act; and (c) not permitting our net debt-to-equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The October 2026 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or its subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of greater than 66-2/3% in principal amount of the February 2028 Notes at the time outstanding may declare all February 2028 Notes then outstanding to be immediately due and payable.
On October 22, 2026, we entered into Amendment No. 1 to the ING Credit Facility, as amended (“Amendment No. 1”), among us, as borrower, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent, which, among other things, permitted the issuance of the February 2028 Notes.
On November 5, 2026, the Board declared a quarterly dividend of $0.62 per share payable on December 9, 2026 to holders of record as of November 25, 2026.
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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 176% of our total net assets, as compared to approximately 183% of our total net assets as of December 31, 2025.
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
Fee and other income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$955	$972	$2,824	$3,105
Management, valuation and other fees	229	213	662	655
Royalty income	22	18	57	170
Total Recurring Fee and Other Income	1,206	1,203	3,543	3,930
Non-Recurring Fee and Other Income:
Prepayment fees	288	41	404	125
Acceleration of unamortized loan origination fees	440	492	1,056	1,282
Advisory, loan amendment and other fees	198	246	466	787
Total Non-Recurring Fee and Other Income	926	779	1,926	2,194
Total Fee and Other Income	$2,132	$1,982	$5,469	$6,124
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

PIK interest and dividend income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PIK interest income	$2,851	$2,655	$7,392	$6,732
PIK interest income as a % of investment income	8.3%	7.1%	7.3%	6.2%
PIK dividend income	$842	$2,442	$2,467	$6,847
PIK dividend income as % of investment income	2.5%	6.5%	2.4%	6.3%
Total PIK income	$3,693	$5,097	$9,859	$13,579
Total PIK income as a % of investment income	10.8%	13.6%	9.7%	12.5%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$65,792	$62,758
Total unfunded revolving loan commitments	72,121	65,429
Total unfunded capex and acquisition facility commitments	6,332	2,937
Total unfunded debt commitments	144,245	131,124
Unfunded Equity Commitments:
Total unfunded equity commitments	—	182
Total unfunded preferred equity commitments	4,500	4,500
Total unfunded equity commitments	4,500	4,682
Total unused commitments to extend financing	$148,745	$135,806

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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2026, we were not a party to any interest rate hedging arrangements.
The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. Changes in interest rates may affect our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. In periods of rising interest rates, our cost of funds may increase because we expect that the interest rates on certain amounts we borrow will be floating.
As of September 30, 2026, approximately $1,062.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2026, approximately $511.4 million (principal amount) of our borrowings bore interest at variable rates (approximately 83.6% of our total borrowings as of September 30, 2026) under the ING Credit Facility. See “Note 5. Borrowings — ING Capital Credit Facility” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the ING Credit Facility.
Based on our September 30, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$31,886	$15,343	$16,543
Up 200 basis points	21,258	10,229	11,029
Up 100 basis points	10,629	5,114	5,515
Down 25 basis points	(2,657)	(1,279)	(1,378)
Down 50 basis points	(5,314)	(2,557)	(2,757)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of Income-Based Fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the Income-Based Fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the ING Credit Facility to finance such investments. As of September 30, 2026, we had U.S. dollar borrowings of $371.5 million outstanding under the ING Credit Facility with a weighted average interest rate of 5.898% (with term SOFR borrowings subject to one month SOFR of 3.798%), borrowings denominated in Canadian dollars of C$1.2 million ($0.8 million U.S. dollars) with an interest rate of 4.583% (one month CORRA of 2.583%), borrowings denominated in British pounds sterling of £16.2 million

($21.5 million U.S. dollars) with an interest rate of 5.762% (one month SONIA of 3.729%) and borrowings denominated in Euros of €103.5 million ($117.6 million U.S. dollars) with an interest rate of 4.438% (one month EURIBOR of 2.438%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Departure of an Officer; Appointment of an Officer
On November 4, 2026, Bryan High notified the Company of his resignation as the Company’s Co-Chief Executive Officer, effective as of the close of business on November 4, 2026. Mr. High’s resignation is not the result of any disagreement with the Company. Mr. High will continue to serve as Head of Barings GPF and a member of the Senior Leadership Team and will continue to serve on the North American, European and Asia Pacific Direct Lending Investment Committees, as well as the Capital Solutions and U.S. High Yield Investment Committees.
In connection with Mr. High’s resignation, on November 5, 2026, the Board approved Thomas Q. McDonnell, the Company’s other Co-Chief Executive Officer, to serve as the sole Chief Executive Officer of the Company, effective immediately.
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

10.1
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated October 22, 2026 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on October 27, 2026).

10.2
Amendment No. 1 to the Second Amended and Restated Senior Secured Credit Agreement among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, dated October 22, 2026 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01348) filed with the Securities and Exchange Commission on October 27, 2026).

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

BARINGS CAPITAL INVESTMENT CORPORATION

Date:	November 5, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)